Form 10-K
period 2013-12-31
ELECTRONICS FOR IMAGING INC
filed 2014-02-20
CIK 867374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

303 Velocity Way, Foster City, California 94404

(Former name or former address, if changed since last report)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold on June 30, 2013 was $1,174,449,533.**

The number of shares outstanding of the registrant’s common stock, $.01 par value per share, as of January 28, 2014 was 46,960,514.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the 2014 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

** Based on the last trade price of the registrant’s common stock reported on The NASDAQ Global Select Market on June 30, 2013, the last business day of the registrant’s second quarter of the 2013 fiscal year. Excludes 4,930,877 shares of common stock held by directors, executive officers, and stockholders known to the registrant to hold 10% or more of the registrant’s outstanding common stock in that such persons may be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

FORWARD-LOOKING STATEMENTS

Certain of the information contained in this Annual Report on Form 10-K, including, without limitation, statements made under this Part I, Item 1,“Business,” Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Part II Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” which are not historical facts, may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), and is subject to risks and uncertainties and actual results or events may differ materially. When used herein, the words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “seek,” “should,” “will,” and similar expressions as they relate to the Company or its management are intended to identify such statements as “forward-looking statements.” Such statements reflect the current views of the Company and its management with respect to future events and are subject to certain risks, uncertainties, and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company’s actual results, performance, or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Important factors that could cause the Company’s actual results to differ materially from those included in the forward-looking statements made herein include, without limitation, those factors discussed in Item 1, “Business,” in Item 1A, “Risk Factors,” and elsewhere in this Annual Report on Form 10-K and in the Company’s other filings with the Securities and Exchange Commission (“SEC”), including the Company’s most recent Quarterly Report on Form 10-Q and Current Reports on Form 8-K, and any amendments thereto. The Company assumes no obligation to revise or update these forward-looking statements to reflect actual results, events, or changes in factors or assumptions affecting such forward-looking statements.

PART I

References to “EFI,” the “Company,” “we,” “us,” and “our” mean Electronics For Imaging, Inc. and its subsidiaries, unless the context indicates otherwise.

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

General

EFI was incorporated in Delaware in 1988 and commenced operations in 1989. Our initial public offering of common stock was effective in 1992. Our common stock is traded on The NASDAQ Global Select Market under the symbol EFII. Our corporate headquarters are located at 6750 Dumbarton Circle, Fremont, California 94555.

We are a world leader in customer-centric digital printing innovation focused on the transformation of the printing, packaging, and ceramic tile decorative industries from the use of traditional analog based presses to digital on-demand printing.

Our products include industrial super-wide, wide format, and label and packaging digital inkjet printers that utilize our digital ink, ceramic tile decoration digital inkjet printers, digital inkjet printer parts, and professional services; print production workflow, web-to-print, cross-media marketing, and business process automation solutions; and color digital front ends (“DFEs”) creating an on-demand digital printing ecosystem. Our award-winning business process automation solutions are integrated from creation to print and are vertically integrated with our digital industrial inkjet printers. Our inks include digital ultra-violet (“UV”) and light emitting diode (“LED”) ink, of which we are the largest world-wide manufacturer, textile dye sublimation, and thermoforming ink. Our product portfolio includes industrial inkjet products (“Industrial Inkjet”) including VUTEk super-wide and EFI wide format industrial digital inkjet printers and related ink, Jetrion label and packaging digital inkjet printing systems and related ink, and Cretaprint digital inkjet printers for ceramic tile decoration; print production workflow, web-to-print, cross-media marketing, and business process automation software (“Productivity Software”), which provides corporate printing, label and packaging, publishing, and mailing and fulfillment solutions for the printing industry; and Fiery DFEs (“Fiery”). Our integrated solutions and award-winning technologies are designed to automate print and business processes, streamline workflow, provide profitable value-added services, and produce accurate digital output.

Products and Services

Industrial Inkjet

Our Industrial Inkjet products address the high-growth industrial digital inkjet markets where significant conversion of production from analog to digital inkjet printing is occurring. Industrial Inkjet products consist of our VUTEk super-wide and EFI wide format industrial digital inkjet printers and related ink, Jetrion label and packaging digital inkjet printing systems and related ink, Cretaprint digital inkjet printers for ceramic tile decoration, digital inkjet printer parts, and professional services. Printing surfaces include paper, vinyl, corrugated, textile, glass, plastic, ceramic tile, and many other flexible and rigid substrates.

Our industry-leading VUTEk super-wide format UV, LED, textile dye sublimation, and thermoforming industrial digital inkjet printers and ink are used by commercial photo labs, large sign shops, graphic screen printers, specialty commercial printers, and digital and billboard graphics providers serving the out-of-home advertising and industrial specialty print segments by printing point of purchase displays, signage, banners, fleet graphics, building wraps, art exhibits, customized architectural elements, and other large graphic displays. We sell EFI hybrid and flatbed UV wide format graphics printers to the mid-range industrial digital inkjet printer market. We sell Jetrion label and packaging digital inkjet printing systems, custom high-performance integration solutions, and specialty inks to the converting, packaging, and direct mail industries. We sell Cretaprint ceramic tile decoration digital inkjet printers to the ceramic tile industry.

We launched next generation models and new finishing modules for our GS series of high-speed, high-resolution super-wide format industrial digital inkjet printers in 2013, 2012, and 2011. We launched the HS100 Pro UV inkjet press, which is a super-wide format industrial digital UV inkjet press incorporating LED technology that represents an alternative to analog presses, in 2013. LED technology is a green technology that saves many of our customers money by reducing their consumables waste and energy consumption. This technology also provides higher uptime with greater reliability because it uses no traditional heat in the curing process.

The 3.2-meter GS3250LXr Pro was launched in 2013. It is the first dedicated roll-to-roll printer to use LED technology. Our EFI roll-to-roll, hybrid, and flatbed entry level production UV wide format inkjet printers are developed, manufactured, and marketed to the entry-level and mid-range industrial digital inkjet printer market.

VUTEk printers primarily use UV and LED curable ink, of which we are the largest world-wide manufacturer, although our solvent ink printers remain in use in the field. We were first to market with digital UV ink incorporating “cool cure” LED technology for use in high-end production super-wide and wide format and label and packaging digital inkjet printing systems. The TX3250r, our textile dye sublimation printer, allows textile and soft signage makers and printing companies to print directly onto textile surfaces. Our range of versatile printing options for the super-wide format market was expanded in 2013 with the launch of our thermoforming digital UV-curable ink, which enables sign makers and printing companies to print directly onto thermoplastic sheet materials, which can then be formed into deep draw, high elongation parts while retaining hue and opacity. Formulated for use in the GS2000 Pro-TF and the GS3250 Pro-TF digital inkjet printers, pre-decorating with thermoforming ink eliminates labor-intensive, costly methods such as hand airbrushing when working with shaped and irregular surfaces. Our ink provides a recurring revenue stream generated from sales to our existing customer base of installed printers.

Our Jetrion products specialize in label and packaging digital inkjet printing and provide a wide array of label and packaging digital inkjet systems, custom high-performance integration solutions, and specialty digital UV and LED ink to the label, packaging, and converting industries. Our Jetrion 4950LX printer, which incorporates full LED curing and an image quality of 1247 dpi, was launched in 2013. Our Jetrion 4900M, which is a modular upgradeable version of the Jetrion 4900, was launched in 2012. Our Jetrion 4900, which combines digital printing and finishing in a single end-to-end system, was launched in 2011.

Our Cretaprint ceramic tile decoration digital inkjet printers are utilized by the ceramic tile industry. The ceramic tile decoration market is rapidly transitioning from analog to digital inkjet printing technology. We are applying our inkjet technology expertise to further enhance Cretaprint output quality, software control, and color management. Our digital experience and award winning imaging technology in combination with Cretaprint leading digital ceramic tile decoration products enables us to provide the ceramic tile industry with expanded offerings, workflow software, and world-wide support. This capability was demonstrated in 2013 by the launch of the Fiery proServer, which is the first dedicated color management solution for the ceramic tile decoration market that automates ceramic tile design, prototyping, and color separation while enabling the decoration of ceramic color tiles at different print locations under varying conditions including glazing, ink application, resolution, and kiln temperature.

Our next generation Cretaprint C3 ceramic tile decoration digital inkjet printer was launched in September 2012. This printer features a single chassis that accommodates up to eight print bars, which are accessed via a new slide-bar design, and can be independently configured for printing and special decoration effects. This multipurpose printer offers over 1,000 customizable settings controlling print width, speed, printer direction, and ink discharge.

Some of our digital industrial inkjet printers and their related features are as follows:

Printer Type	Models	Capabilities	Application Examples
VUTEk super-wide format	HS, GS, and QS Series printers EFI and 3M(R) co-branded, UltraTex dye sublimation, and thermoforming UV ink	Printing widths of 2 to 5 meters; up to two inch thickness; 6, 7, and 8 colors, plus white and greyscale; up to 1000 dpi; flexible and rigid substrates; UV curable, LED “cool cure,” dye sublimation, and thermoforming digital UV inks.	Super-wide format banners, signage, building wraps, flags, point of purchase and exhibition signage, backlit displays, fleet graphics, photo-quality graphics, art exhibits, customized architectural elements, billboards, and thermoplastic decoration.

EFI wide format	R family roll-to-roll H family hybrid printers T family flatbed printers	Speeds up to 87.2 square meters per hour (roll-to-roll) and 44.5 square meters per hour (hybrid & flatbed), up to 1200 dpi, 4 or 5 colors, up to 5 centimeter thickness.	Wide format indoor and outdoor graphics with photographic image quality. Entry-level and mid-range market.

Jetrion label & packaging	4950LX 4900-330 4900	Print resolutions up to 1247 dpi; 4 or 5 colors; printing width up to 13.5 inches . UV curable, LED “cool cure,” and specialty inks . The 4900 platform enables digital printing and finishing in a single end-to-end system.	Primary and secondary label applications, Industrial label or flexible packaging Custom high performance integration solutions .

Cretaprint ceramic tile decoration	Cretaprinter C3 Cretaplotter Cretavision	Single chassis accommodates up to 8 print bars. 1,000 customizable settings controlling printer widths up to 1.4 meters, speed, direction, and discharge.	Ceramic tile industry.

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

The Productivity Software operating segment includes (i) our business process automation software, Monarch and Metrics; (ii) Pace, our business process automation software that is available in a cloud-based environment; (iii) Digital StoreFront, our cloud-based e-commerce solution that allows print service providers to accept, manage, and process printing orders over the internet; (iv) Radius, our business process automation software for label and packaging printers; and (v) other business process automation and e-commerce solutions designed for the printing and packaging industries.

We sell Pace to medium and large commercial print shops, display graphics providers, in-plant printing operations, and government printing operations; Monarch to large commercial, publication, direct mail, and digital print shops; Radius to the label and packaging industry; and Digital StoreFront to customers desiring e-commerce, web-to-print, and cross-media marketing solutions.

We released Smart Sign Analytics in 2013, which is a webcam and software system that anonymously analyzes signage viewership and engagement data. The system detects people within viewing range and uses eye-tracking tools to calculate how much time is spent viewing signage as well as demographic data.

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

Our primary software offerings include:

Product Name	Description	User
Business process automation software: Monarch, PSI, Logic, PrintSmith, PrintFlow, Radius, PrintStream, Prism, Metrics, Technique, Lector, GamSys, and Alphagraph	Collect, organize, and present business process information to improve productivity and customer service while reducing costs.	Commercial, publishing, digital, in-plant, print for pay, large format, direct mail, and specialty printing and packaging companies.

Cloud-based business process automation software: Pace	Software modules for: estimating, scheduling, print production, accounting, e-commerce, and web-to-print.	Commercial, digital, display graphics, in-plant, and print for pay printing companies. Government printing operations.

Imposition solutions for estimating, planning and integration into prepress and postpress solutions: Metrix	Imposition solutions for a broad range of product types and sizes and printing processes.	Customers desiring a solution to bridge the gap between business process automation and prepress that are not served by the Fiery and Fiery XF imposition tools.

Cloud-based order entry and order management systems, along with cross-media marketing: Digital StoreFront, Online Print Solutions, PrinterSite, and PrintSmith Site	Procurement applications for print buyers, print producers, and marketing professionals to facilitate cloud-based collaboration across the supply chain.	Commercial, publishing, digital, in-plant, print for pay, large format, and specialty printers.

Signage viewership and engagement:	Webcam and software system that anonymously analyzes signage viewership, engagement, and demographic data.	Signage and billboard providers and retail marketers.

Fiery

Our Fiery brand consists of DFEs, which transform digital copiers and printers into high performance networked printing devices for the office and commercial printing markets. Once networked, Fiery-powered printers and copiers can be shared across workgroups, departments, the enterprise, and the internet to quickly and economically produce high-quality color documents. We have direct relationships with several leading printer manufacturers. We work closely together to design, develop, and integrate Fiery DFE and software technology to maximize the capability of each print engine. The printer manufacturers act as distributors and sell Fiery products to end customers through reseller channels. End customer and reseller channel preference for the Fiery DFE and software solutions drives demand for Fiery products through the printer manufacturers.

Fiery products are comprised of (i) stand-alone DFEs connected to digital printers, copiers, and other peripheral devices, (ii) embedded DFEs and design-licensed solutions used in digital copiers and multi-functional devices, (iii) optional software integrated into our DFEs such as Fiery Central, Command WorkStation, and MicroPress, (iv) Entrac, our self-service and payment solution, (v) PrintMe, our mobile printing application, and (vi) stand-alone software-based solutions such as our proofing and scanning solutions.

In 2013, Fiery FS100 Pro became the first, and currently only, DFE to achieve certification from both the VIGC (the Flemish Innovation Center for Graphic Communication) and the Job Definition Format (“JDF”) 1.3 Integrated Digital Printing Interoperability Conformance Specification. We launched Fiery XF, version 5, which is a DFE and color management workflow for super-wide and wide format printing and proofing; and new versions of Fiery proServer, which is a DFE and color management workflow for the super-wide format and ceramic tile decoration digital inkjet printer market.

Our main DFE platforms, primary printer manufacturer customers, and end user environments are as follows:

Platform	Printer Manufacturers or Customers	User Environments
Fiery external Digital Front Ends (“DFEs”)	Canon/Oce, Fuji Xerox, Konica Minolta, Kyocera Mita, Ricoh, Sharp, Toshiba, Xerox	Print for pay, corporate reprographic departments, graphic arts, advertising agencies, and transactional & commercial Printers

Fiery embedded DFEs and design-licensed solutions	Canon/Oce, Epson, Fuji Xerox, Intec, Konica Minolta, Kyocera Mita, OKI Data, Ricoh, Sharp, Toshiba, Xerox	Office, print for pay, and quick turnaround printers

Fiery Central, MicroPress Fiery Workflow Suite	Canon/Oce, Konica Minolta, Ricoh	Corporate reprographic departments, commercial printers, and production workflow solutions

Entrac	FedEx Office, Staples	ExpressPay self-service and payment solutions for retail copy and print stores, hotel business centers, college campuses, and convention centers

PrintMe PrintMe Mobile	Canon/Oce, Channel Build Solutions, individual hotels, smaller channel resellers	Mobile printing from any mobile device to any network printer

Production Inkjet and Proofing software: ColorProof XF, Fiery FS 100 Pro, Fiery XF, Fiery proServer, ColorProof eXpress, and Xflow	Digital color proofing and inkjet production print solutions offering fast, flexible workflow, power, and expandability	Digital, commercial and hybrid printers, prepress providers, publishers, creative agencies and photographers, ceramic tile, decoration, and super-wide & wide format print providers

Sales, Marketing, and Distribution

We have assembled, internally and through acquisitions, an experienced team of technical support and sales and marketing personnel with backgrounds in color reproduction, digital pre-press, image processing, business process automation systems, networking, and software and hardware engineering, as well as market knowledge of enterprise printing, graphic arts, fulfillment systems, cross-media marketing, imposition solutions, ceramic tile decoration, and commercial printing. We expect to continue to expand the scope and sophistication of our products and gain access to new markets and channels of distribution by applying our expertise in these areas.

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

We promote our Industrial Inkjet products through public relations, direct mail, advertising, promotional material, trade shows, and ongoing customer communication programs. The majority of sales leads for our inkjet printer sales are generated from trade shows. Any interruption in our trade show participation could materially impact our revenue and profitability. There were approximately 1,500 customers in attendance at our annual EFI Connect trade show, which generates leads for the Industrial Inkjet and Productivity Software operating segments and generates end user demand for the Fiery segment. Cretaprint participated in the Ceramics China Guangzhou trade show in 2013, which attracted more than 60,000 visitors from 20 countries.

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

We have distribution agreements with some customers, including Canon/Oce, Konica Minolta, Ricoh, Xerox, and xpedx (which is in the process of merging with Unisource Worldwide (“Unisource”). There are a number of small private resellers of our business process automation software in different geographic regions throughout the world where a direct sales force is not cost-effective. There can be no assurance that we will continue to successfully distribute products through these channels.

Our acquisitions of GamSys Software SPRL (“GamSys”) and Lector Computersysteme GmbH (“Lector”) in 2013 allowed our Productivity Software operating segment to enter the French and German-speaking regions of Europe and Africa, respectively. Our acquisition of Metrics Sistemas de Informação, Serviços e Comércio Ltda. and Metrics Sistemas de Informação e Serviço Ltda. (collectively, “Metrics”) in 2012 and Prism Group Holdings Limited (“Prism”) in 2011 allowed our Productivity Software operating segment to enter emerging markets in Latin America and Asia Pacific (“APAC”), respectively.

Fiery

The primary distribution channel for our Fiery products is through our direct relationships with several leading printer manufacturers. We work closely together to design, develop, and integrate Fiery DFE and software technology to maximize the capability of each print engine. The printer manufacturers act as distributors and sell Fiery products to end customers through reseller channels. End customer and reseller channel preference for our Fiery DFE and software solutions drives demand for Fiery products through the printer manufacturers.

Although end customer and reseller channel preference for Fiery products drives demand, most Fiery revenue relies on these significant printer manufacturers/distributors to design, develop, and integrate Fiery technology into their print engine as described above. See Item 1A: Risk Factors— We do not typically have long-term purchase contracts with the printer manufacturer customers that purchase our Fiery DFE and software solutions. They have in the past reduced or ceased, and could at any time in the future reduce or cease, to purchase products from us, thereby harming our operating results and business.

We have relationships with the following significant printer manufacturers: Canon/Oce, Epson, Fuji Xerox, Intec, Konica Minolta, Kyocera Mita, OKI Data, Ricoh, Sharp, Toshiba, and Xerox. Subsequent to December 31, 2013, we entered into an agreement with Landa Corporation pursuant to which we will develop a DFE for Landa’s end-to-end Nanographic Printing™ solution. Nano-sized pigments are powerful colorants, which enable an entirely new kind of digital printing.

Our proofing products are sold primarily to authorized distributors, dealers, and resellers who in turn sell the solutions to end users either stand-alone or bundled with other solutions they offer. Primary customers with whom we have established distribution agreements include Canon, Xerox, Heidelberg, and Hewlett-Packard (“HP”). There can be no assurance that we will continue to successfully distribute our products through these channels.

Growth and Expansion Strategies

The growth and expansion of our revenue will be derived from (i) product innovation, (ii) increasing market coverage, (iii) expanding the addressable market, and (iv) establishing enterprise coherence and leveraging industry standardization.

We expect to expand and improve our offerings of new generations of Industrial Inkjet products, including super-wide and wide format industrial digital inkjet printers, label and packaging digital inkjet printers, and ceramic tile decoration digital inkjet printers. We expect to expand and improve our Productivity Software offerings, including new product lines related to digital printing, graphic arts, fulfillment systems, cross-media marketing, workflow, and print management. We plan to continue to introduce new generations of Fiery DFEs, self-service and payment solutions, and mobile printing solutions.

We are increasing our market coverage through deeper penetration of our sales and distribution networks, expansion into the French and German-speaking regions of Europe and Africa through our acquisitions of GamSys and Lector in 2013, and expansion into emerging markets in Latin America, China, India, Australia, and New Zealand through the acquisitions of Creta Print S.L. (“Cretaprint”), Metrics, and Prism in 2012.

We are expanding our addressable market by extending into new markets within each of our operating segments such as ceramic tile decoration imaging, thermoplastic pre-decoration imaging, textile dye sublimation printing, viewership engagement analysis, imposition solutions, various cloud-based software solutions, self-service and payment solutions, and mobile printing.

Our primary goal is to offer best of breed solutions that are interoperable and conform to open standards, which will allow customers to configure the most efficient solution for their business by establishing enterprise coherence and leveraging industry standardization.

Product Innovation

We achieve product innovation through internal research and development efforts, as well as by acquiring businesses with technology that is synergistic with our product lines and may be attractive to our customers. As more fully discussed under “Increasing Market Coverage,” we also acquire businesses in order to expand our customer base. Although there can be no assurance that acquisitions will be successful, acquisitions have allowed us to broaden our product lines. Examples include:

	Acquired Business	Acquired Product or Product Line
2013	Outback Software Pty. Ltd. doing business as Metrix Software (“Metrix”)	Imposition solutions for customers not served by the Fiery and Fiery XF imposition tools.

2012	Creta Print S.L. (“Cretaprint”)	Ceramic tile decoration digital inkjet printers

	Online Print Marketing Ltd. and DataCreation Pty. Ltd. together doing business as Online Print Solutions (“OPS”)	Web-to-print, publishing, and cross-media marketing Integrated with Digital StoreFront and Fiery DFE

2011	Streamline Development, LLC (“Streamline”)	PrintStream business process automation software specialized to support mailing and fulfillment services

	Entrac Technologies, Inc. (“Entrac”)	Self-service and payment solutions

We acquired four businesses in 2013. As indicated above, the Metrix acquisition expanded our product offerings and increased our customer base. Our acquisitions of PrintLeader Software (“PrintLeader”), GamSys, and Lector expanded our customer base.

We acquired five businesses in 2012. As indicated above, the Cretaprint and OPS acquisitions expanded our product offerings and increased our customer base. Our acquisition of the FXcolors (“FX Colors”) business provided access to software and technology for industrial printing. Our acquisitions of Technique, Inc. and Technique Business Systems Limited (collectively, “Technique”) and Metrics expanded our customer base.

We acquired four businesses in 2011. As indicated above, the Streamline and Entrac acquisitions expanded our product offerings and increased our customer base. Our acquisitions of Prism and Alphagraph expanded our customer base.

We will continue to be acquisitive in the future in an opportunistic way supporting our product innovation and total addressable market expansion strategy.

Industrial Inkjet. Product innovation in the Industrial Inkjet operating segment has been accomplished through internal development of our super-wide and wide format industrial digital inkjet printers and label and packaging digital inkjet printing systems. We entered the ceramic tile decoration digital inkjet printer market through our acquisition of Cretaprint in 2012 and launched its next generation printer later in 2012.

We launched the HS100 Pro UV super-wide format industrial digital inkjet press in 2013. The HS100 is an alternative to analog presses, incorporates LED technology, and utilizes an upgraded operating system platform. LED technology is a green technology that reduces cost by reducing consumables waste and energy consumption. This technology also provides higher uptime with greater reliability because it uses no traditional heat in the curing process.

The GS family of super-wide format industrial digital inkjet printers offers the highest quality and productivity in a super-wide format. We launched next generation models and new finishing modules for our GS series of high-speed, high-resolution super-wide format industrial digital inkjet printers in 2013, 2012, and 2011. The 3.2-meter GS3250LXr Pro was launched in 2013. It is the first dedicated roll-to-roll printer to use LED technology. The Pro-TF and GS3250 Pro-TF industrial digital inkjet printers were launched in 2013 utilizing thermoforming digital UV-curable ink, which enables sign makers and printing companies to print directly onto thermoplastic sheet materials. Pre-decorating with thermoforming ink eliminates labor-intensive, costly methods such as hand airbrushing when working with shaped and irregular surfaces.

We launched the TX3250r textile dye sublimation digital inkjet printer, which was developed for the textile and soft signage printing market in January 2012. In 2011, we launched the GS3250LX roll-to-roll UV-curing digital inkjet printer incorporating LED technology and increased productivity as well as the GS3250r, which is a roll-to-roll printer developed to bring the cost savings and flexibility of solvent-based inks to a UV-curable platform.

The QS family of super-wide format industrial digital inkjet printers offers high quality and mid-range productivity in a super-wide format. In 2012, we launched the QS2Pro and QS3Pro UV hybrid digital inkjet printers. These competitively-priced printers are driven by the HS100 operating system platform and combine greyscale print quality with production-level speeds for more color critical and higher premium printing than was previously available in our QS family of super-wide format printers.

Our wide format industrial digital inkjet roll-to-roll, hybrid, and flatbed printers offer entry-level and midrange solutions for print businesses of all sizes and budgets. In 2012, we launched our R3225 roll-to-roll wide format (3.2 meter) industrial digital inkjet UV printer for the sign, banner, point-of-purchase, and graphics markets.

Our Jetrion products specialize in label and packaging digital inkjet printing. Our Jetrion 4950LX printer was launched in 2013 incorporating full LED curing and an image quality of 1247 dpi. In 2012, we launched the 4900M and 4900M-330 UV digital inkjet printing systems, which provide a modular format that is upgradable for business growth as the label market continues to evolve from analog to digital. The 4900M-330 features a larger 13 inch print width. In 2011, we launched the Jetrion 4900, a UV digital inkjet label and packaging printing system combining digital printing with in-line laser finishing for label converters.

Our Cretaprint products are leading inkjet printers for ceramic tile decoration. The Cretaprint C3, a next generation ceramic tile decoration digital inkjet printer was launched in September 2012 and features a single chassis that accommodates up to eight print bars, which are accessed via a new slide-bar design and can be independently configured for printing and special decoration effects. This multipurpose printer offers over 1,000 customizable settings controlling print width, speed, printer direction, and ink discharge.

In 2013, we launched the Fiery proServer for Cretaprint, which is the first dedicated color management solution for the ceramic tile decoration market that automates ceramic tile design, prototyping, and color separation while enabling the decoration of ceramic color tiles at different print locations under varying conditions including glazing, ink application, resolution, and kiln temperature. The original Fiery ProServer, which is a high-performance DFE production solution for the complete line-up of VUTEk super-wide format UV digital inkjet printers, was launched in 2011.

Productivity Software. Product innovation in the Productivity Software operating segment has been accomplished through new version releases of each of our software products and new product offerings as a result of strategic business acquisitions. New versions of our PrintSmith, PrintFlow, Monarch, Pace, Radius, and Digital StoreFront software were released in 2013 and 2012.

We have announced our continuing intention to explore additional acquisition opportunities in the Productivity Software operating segment to further consolidate the business process automation and cloud-based order entry and order management software industries, including cross-media marketing and imposition solutions, in both the Americas and world-wide. Certain of these acquisitions enable us to offer new product offerings, in addition to expanding our customer base.

In 2013, we acquired Metrix, which is a leading innovator in imposition solutions for estimating, planning, and integrating into prepress and postpress solutions. Metrix has a pending release that will support wide format imposition. This technology acquisition enhances our existing functionality and allows us to extend our portfolio offerings to bridge the gap between our business process automation software and prepress to customers that are not served by our Fiery and Fiery XF software offerings.

In 2012, we acquired OPS, which is a cloud-based e-commerce provider of web-to-print, publishing, and cross-media marketing solutions. OPS will be integrated with Digital StoreFront and our Fiery DFE in the future. We have expanded the OPS product offering with MPrint, a transactional application for smart phones that enables commercial printers to offer their clients a mobile platform for editing, proofing, ordering, and approving print jobs; and CallTarget, a module for turning printed items of all types into trackable marketing pieces via unique phone numbers.

In 2011, we acquired Streamline, which provides PrintStream business process automation software for mailing and fulfillment services in the printing industry and has been integrated with Pace and Monarch.

Fiery. We internally develop new DFEs that are “scalable,” which means they meet the changing needs of users as their business grows. Our products offer a broad range of features and functionality when connected to, or integrated with, digital color copiers. We intend to continue our development of platform enhancements that advance the performance and usability of our software applications to provide cohesive and integrated solutions for our customers. We have continued to upgrade and introduce DFEs for new print engines within our printer manufacturer relationships.

In 2013, the FS100 Pro became the first, and currently only, DFE to achieve certification from both the VIGC and the JDF 1.3 Integrated Digital Printing Interoperability Conformance Specification. We launched Fiery XF, version 5, which is a DFE and color management workflow for super-wide and wide format printing and proofing and new versions of Fiery proServer, which is a DFE and color management workflow for the super-wide format and ceramic tile decoration digital inkjet printer market.

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

In 2011, we launched a next generation Fiery platform, “Fiery System 10”. The new platform accelerated document delivery, updated system calibration technology to improve color consistency, tightened integration with the printer’s finishing options, and increased the level of flexibility and control. We also launched the latest version of the Fiery Command WorkStation print job management and user interface software in 2011, with improved image quality, color output, usability, and workflow.

PrintMe Connect enables direct printing from Apple®, iPad®, iPhone®, and iPod touch® iOS 4.2-enabled devices to EFI Fiery-driven printers or multi-function peripherals. PrintMe was the world’s first cloud-based printing platform that enabled mobile workers to upload their documents to the PrintMe cloud and securely print them on any PrintMe-enabled printer. In 2013, we launched PrintMe 2.4, which enables our customers to manage their mobile print infrastructure and enable mobile printing across hundreds of printers regardless of brand. In 2012, we launched PrintMe Mobile L100, which is a Linux-based appliance that provides secure Wi-Fi printing for guests from mobile devices outside the corporate network to printers inside the corporate firewall and PrintMe Mobile 2.1 and 2.2, which provides the ability to better control and manage printing from tablets and smartphones. In 2011, we launched PrintMe Mobile, an enterprise solution that lets business users print directly from Apple, Android, and Blackberry tablets and smart phones to any networked printer.

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

Increasing Market Coverage

We are increasing our market coverage through deeper penetration of our sales and distribution networks, expansion into the French and German-speaking regions of Europe and Africa through our acquisitions of GamSys and Lector in 2013, and geographic expansion into emerging markets in Latin America, China, India, Australia, and New Zealand through the acquisitions of Cretaprint, Metrics, and Prism in 2012. We also explore business acquisitions as a means of expanding our product lines and customer base.

Industrial Inkjet and Productivity Software. Our Industrial Inkjet and Productivity Software products are sold through our direct sales force and via distribution arrangements to all sizes of print providers. The acquisitions of GamSys, Metrix, and Lector in 2013; Cretaprint, Metrics, OPS, and Technique in 2012; and Prism and alphagraph team GmbH (“Alphagraph”) in 2011 have led to an increased international presence for our Productivity Software business including an expansion of our direct sales force.

We have established relationships with many leading distribution companies in the graphic arts and commercial print industries such as Nazdar, Heidelberg, 3M, and xpedx (which is in the process of merging with Unisource), as well as significant printer manufacturing companies including Ricoh, Canon/Oce, and Konica Minolta. We have also established global relationships with many of the leading print providers, such as R.R. Donnelley, FedEx Office, and Staples. These direct sales relationships, along with dealer arrangements, are important for our understanding of the end markets for our products and serve as a source of future product development ideas. In many cases, our products are customized for the needs of large customers, yet maintain the common intuitive interfaces that we are known for around the world.

We have announced our continuing intention to explore additional acquisition opportunities in the Productivity Software operating segment to further consolidate the business process automation and cloud-based order entry and order management software industries, including cross-media marketing and imposition solutions, in both the Americas and world-wide. Significant additions to our customer base were made through the acquisitions of PrintLeader, GamSys, Metrix, and Lector in 2013; Metrics, OPS, and Technique in 2012; and Streamline, Prism, and Alphagraph in 2011. For example, Lector’s software solutions are used in over 1,000 facilities in Europe and Alphagraph’s software solutions are used in over 6,000 facilities in 15 countries.

Fiery. We have a direct relationship with several leading printer manufacturers. We work closely together to design, develop, and integrate Fiery DFE and software technology to maximize the capability of each print engine. The printer manufacturers act as distributors to sell Fiery products to end customers through reseller channels. End customer and reseller channel preference for the Fiery DFE and software solutions drives demand for Fiery products through the printer manufacturers.

Our relationships with the leading printer and copier industry companies are one of our most important assets. We have established relationships with leading printer and copier industry companies, including Canon/Oce, Epson, Fuji Xerox, Intec, Konica Minolta, Kyocera Mita, OKI Data, Ricoh, Sharp, Toshiba, and Xerox. Subsequent to December 31, 2013, we established a relationship with Landa.

These relationships are based on business relationships that have been established over time. Our agreements generally do not require them to make any future purchases from us. They are generally free to purchase and offer products from our competitors, or build their own products for sale to the end customer, or cease purchasing our products at any time, for any reason, or no reason.

PrintMe was the world’s first cloud-based printing platform that enabled mobile workers to upload their documents to the PrintMe cloud and securely print them on any PrintMe-enabled printer. Canon is a significant distributor and reseller of our PrintMe software application. Office workers, college students, and others can now print from virtually any mobile device to Canon’s multifunction printers with PrintMe technology. PrintMe is available globally in 2014.

We are increasing the market coverage of our Entrac self-service and payment solution through the launch of the M500 through which the software is marketed to college campuses and libraries.

Expanding Addressable Market

We are expanding our addressable market by extending into new markets within each of our operating segments such as ceramic tile decoration imaging, thermoplastic pre-decoration imaging, textile dye sublimation printing, viewership engagement analysis, imposition solutions, various cloud-based software solutions, self-service and payment solutions, and mobile printing.

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

The Industrial Inkjet super-wide and wide format addressable market is best measured through the growth of the signage market. We believe the overall printed signage market is expected to grow at a compound annual growth rate of 2 to 3% annually, according to internal market estimates. We expect the high end UV digital inkjet signage market to grow more rapidly at a compound annual growth rate of 7% annually, according to internal market estimates. We are helping to accelerate this transition from analog to digital printing technology through our introduction of high speed and high performance digital industrial inkjet printers. Despite the growth in the digital industrial inkjet market, we estimate that digital inkjet is currently less than 40% of the signage market with analog comprising the remaining 60%, which is indicative of a significant opportunity to expand the addressable digital industrial inkjet super-wide and wide format market.

The addressable signage market growth is also driven by the transition from solvent-based printing to UV curable-based printing and the transition from UV curing to UV/LED curing. Our product innovations are a key driver in this transition. We are the largest manufacturer of the digital UV ink that is used in our digital UV industrial inkjet printers in the world.

The addressable label and packaging digital inkjet market growth can be measured through the 25% compound annual growth rate in the label and packaging digital inkjet printing market and the 5% compound annual growth rate in U.S. label demand, respectively, since 2009, according to internal market estimates). Despite the growth in the label and packaging digital inkjet printing market, we estimate that digital inkjet is currently less than 10% of the label and packaging market with analog comprising the remaining 90%.

The ceramic tile decoration addressable market is best measured through the growth of the decorated ceramic tile market. We believe the analog ceramic tile decoration market is expected to grow at a compound annual growth rate of 6% annually, according to internal market estimates. We expect the digital ceramic tile decoration market to grow more rapidly at a compound annual growth rate of 20% annually, according to internal market estimates. We are participating in this transition from analog to digital ceramic tile decoration technology and increasing our market share through the introduction of innovative high speed and high performance ceramic tile decoration digital inkjet printers. In the ceramic tile decoration digital inkjet market, we estimate that digital ceramic tile decoration is currently between 35 to 40% of the market, with analog comprising the remaining 60 to 65%.

Productivity Software. The addressable Productivity Software market consists primarily of business process automation and e-commerce software for the printing industry. We estimate that our business process automation market share of new software licenses is approximately 70% in the Americas, while our e-commerce market share is approximately 15% in the Americas. Outside of the Americas, the market is extremely fragmented with numerous small sub-scaled software vendors, but we believe our market share in Europe is approximately 20%. These markets consist of small print-for-pay and small commercial print shops, medium and large commercial print shops, display graphics providers, in-plant printing operations, government printing operations, large commercial, publication, direct mail, fulfillment services, marketing professionals, digital print shops, and the packaging industry. We are the largest provider of business process automation software for the printing industry as measured in terms of revenue and number of installations world-wide.

The addressable Productivity Software market is growing primarily through the opportunity for our customers to develop a more efficient, integrated, and profitable business utilizing our software products. We help drive our customers’ business success with a scalable digital product solution and service portfolio that can increase their profits, reduce cost, improve productivity, and optimize their performance on every job from creation to print. Our growth in this market is being generated both externally, through our PrintLeader, GamSys, Metrix, and Lector acquisitions in 2013; our Metrics, OPS, and Technique acquisitions in 2012; and our Streamline, Prism, and Alphagraph acquisitions in 2011, and internally through our sales efforts with respect to our legacy software products, and by converting our legacy software customers to our current product offerings of PrintSmith, Pace, Monarch, and Radius.

Fiery. The addressable market for the Fiery operating segment consists of commercial print, medium print-for-pay, and quick print businesses. The compound annual growth rate for the production digital print market has been 7.4% since 2008, according to InfoTrends U.S. Print On Demand Market Forecast. Our strategy is to grow the Fiery business in the high-end commercial print market with our digital engines, continue to gain share in the light production medium print-for-pay market via innovation and support, and expand into the enterprise quick print business by leveraging the cloud through our PrintMe technology.

Further growth in the addressable markets for Industrial Inkjet, Productivity Software, and Fiery has been driven by our development of an integrated VUTEk / Fiery / Productivity Software production workflow.

Establish Enterprise Coherence and Leverage Industry Standardization

Our goal is to offer best of breed solutions that are interoperable and conform to open standards, which will allow customers to configure the most efficient solution for their business by establishing enterprise coherence and leveraging industry standardization.

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

In 2013, FS100 Pro became the first, and currently only, DFE to achieve certification from both the VIGC and the JDF 1.3 Integrated Digital Printing Interoperability Conformance Specification. In 2012, our DFE became the first in the industry to achieve JDF certification for digital printing. We received our tenth JDF certification from Printing Industries of America, and one of the first for digital printing, for our Pace product during 2011.

Significant Relationships

We have established and continue to build and expand relationships with the leading printer manufacturers and distributors of digital printing technology in order to benefit from their products, distribution channels, and marketing resources. Our customers include domestic and international manufacturers, distributors, and sellers of digital copiers and super-wide and wide format printers. We work closely with the leading printer manufacturers to develop solutions that incorporate leading technology and work optimally in conjunction with their products. The top revenue-generating printer manufacturers, in alphabetical order, that we sold products to in 2013 were Canon/Oce, Epson, Fuji Xerox, Intec, Konica Minolta, Kyocera Mita, OKI Data, Ricoh, Sharp, Toshiba, and Xerox. Sales to Xerox accounted for approximately 12% of our 2013 revenue. Because sales of our printer and copier-related products constitute a significant portion of our Fiery revenue and there are a limited number of printer manufacturers producing copiers and printers in sufficient volume to be attractive customers for us, we expect to continue to depend on a relatively small number of printer manufacturers for a significant portion of our revenue in future periods. Although end customer and reseller channel preference for Fiery products drives demand, most Fiery revenue relies on the leading printer manufacturer / distributors to design, develop, and integrate Fiery technology into the their print engines. Accordingly, if we experience reduced sales or lose an important printer manufacturing customer, we will have difficulty replacing the revenue traditionally generated from that customer with sales to new or existing customers and our revenue may decline.

We customarily enter into development and distribution agreements with our significant printer manufacturer customers. These agreements can be terminated under a range of circumstances and often on relatively short notice. The circumstances under which an agreement can be terminated vary from agreement to agreement and there can be no assurance that these significant printer manufacturers will continue to purchase products from us in the future, despite such agreements. Our agreements with the leading printer manufacturers generally do not commit such customers to make future purchases from us. They could decline to purchase products from us in the future and could purchase and offer products from our competitors, or build their own products for sale to the end customer. We recognize the importance of, and strive to maintain, our relationships with the leading printer manufacturers. Relationships with these companies are affected by a number of factors including, among others: competition from other suppliers, competition from their own internal development efforts, and changes in general economic, competitive, or market conditions including changes in demand for our products, changes in demand for the printer manufacturers’ products, industry consolidation, or fluctuations in currency exchange rates. There can be no assurance that we will continue to maintain or build the relationships we have developed to date. See Item 1A: Risk Factors— We face competition from other suppliers as well as the leading printer manufacturers, which are also our customers. If we are not able to compete successfully, our business may be harmed.

We have a continuing relationship pursuant to a license agreement with Adobe Systems, Inc. (“Adobe”). We license PostScript® software from Adobe for use in many of our Fiery solutions under the OEM Distribution and License Agreement entered into in September 2005, as amended from time to time. Under our agreement with Adobe, we have a non-exclusive, non-transferable license to use the Adobe deliverables (including any software, development tools, utilities, software development kits, fonts, drivers, documentation, or related materials). The scope of additional licensing terms varies depending on the type of Adobe deliverable. The initial term of the agreement was five years, unless either party gave written notice of termination for cause at least 180 days prior to September 19, 2010. Thereafter, the agreement renewed automatically on each anniversary date for additional one year periods until April 1, 2013, when a renewal agreement was executed through March 31, 2018. The agreement can be terminated by either party upon 120 days prior written notice. All royalties due to Adobe under the agreement are payable within 45 days after the end of each calendar quarter.

Each Fiery solution requires page description language software to operate as provided by Adobe. Adobe’s PostScript® software is widely used to manage the geometry, shape, and typography of hard copy documents. Adobe is a leader in providing page description software. Adobe can terminate our current PostScript® software license agreement without cause. Although to date we have successfully obtained licenses to use Adobe’s PostScript® software when required, Adobe is not required to, and we cannot be certain that Adobe will, grant future licenses to Adobe PostScript® software on reasonable terms, in a timely manner, or at all. In addition, to obtain licenses from Adobe, Adobe requires that we obtain quality assurance approvals from them for our products that use Adobe software. If Adobe does not grant us such licenses or approvals, if the Adobe licenses are terminated, or if our relationship with Adobe is otherwise materially impaired, we would likely be unable to sell products that incorporate Adobe PostScript® software. If that occurred, we would have to license, acquire, develop, or re-establish our own competing software as a viable alternative for Adobe PostScript® software and our financial condition and results of operations could be significantly harmed for a period of time. See Item 1A: Risk Factors— We license software used in most of our Fiery products and certain Productivity Software products from Adobe and the loss of these licenses would prevent shipment of these products.

Our industrial inkjet printers are constructed with inkjet print heads, which are manufactured by a limited number of suppliers. If we experience difficulty obtaining print heads, our inkjet printer production would be limited and our revenue would be harmed. In addition, we manufacture UV ink for use in our printers and rely on a limited number of suppliers for certain pigments used in our ink. Our ink sales would decline significantly if we were unable to obtain the pigments as needed. See Item 1A: Risk Factors— We depend on a limited group of suppliers for key components in our products. The loss of any of these suppliers, the inability of any of these suppliers to meet our requirements, or delays or shortages of supply of these components could adversely affect our business.

Human Resources

As of December 31, 2013, we employed 2,523 full time employees. Approximately 721 were in sales and marketing (including 276 in customer service), 298 were in general and administrative, 493 were in manufacturing, and 1,011 were in research and development. Of the total number of employees, 1,441 employees were located in the Americas (primarily the U.S. and Brazil) and 1,082 were located outside of the Americas.

Research and Development

Research and development expense was $128.1, $120.3, and $115.9 million for the years ended December 31, 2013, 2012, and 2011, respectively. As of December 31, 2013, 1,011 of our 2,523 full-time employees were involved in research and development. We believe that development of new products and enhancement of existing products are essential to our continued success. We intend to continue to devote substantial resources to research and new product development. We expect to make significant expenditures to support research and development in the foreseeable future.

We expect to continue to develop new platforms and ink formulations for Industrial Inkjet print technologies and ceramic tile decoration as the industry continues and accelerates its transition from analog to digital technology and from solvent-based printing to UV curable ink printing. We are developing new software applications designed to maximize workflow efficiencies and meet the needs of the graphic arts and commercial print professions, including business process automation, web-to-print, e-commerce, cross-media marketing, imposition, and proofing solutions. We are developing products to support additional printing devices including high-end color copiers and multi-functional devices. We have research and development sites in 12 U.S. locations, as well as in India, Europe, the United Kingdom (“U.K.”), Brazil, Canada, New Zealand, China, Australia, and Japan. Please refer to “Growth and Expansion Strategies—Product Innovation” above. Substantial additional expense is required to complete and bring to market each of the products currently under development.

Manufacturing

We utilize subcontractors to manufacture our Fiery products and, to a lesser extent, our super-wide and wide format digital industrial inkjet printers. These subcontractors work closely with us to promote low cost and high quality while manufacturing our products. Subcontractors purchase components needed for our products from third parties. We are dependent on the ability of our subcontractors to produce the products we sell. Although we supervise our subcontractors, there can be no assurance that such subcontractors will perform efficiently or effectively. We have outsourced our Fiery production with Avnet, Inc. (“Avnet”) and formulation of certain solvent ink with Nazdar Company, Inc. (“Nazdar”).

Should our subcontractors experience inability or unwillingness to manufacture or deliver our products, then our business, financial condition, and operations could be harmed. Since we generally do not maintain long-term agreements with our subcontractors and such agreements may be terminated with relatively short notice, any of our subcontractors could terminate their relationship with us and/or enter into agreements with our competitors that might restrict or prohibit them from manufacturing our products or could otherwise lead to an inability or unwillingness to fill our orders in a timely manner or at all. See Item 1A: Risk Factors— We are dependent on a limited number of subcontractors, with whom we do not have long-term contracts, to manufacture and deliver products to our customers. The loss of any of these subcontractors could adversely affect our business.

Our VUTEk super-wide format industrial digital inkjet printers are primarily manufactured in a single location in our Meredith, New Hampshire facility. We have encountered difficulties in hiring and retaining adequate skilled labor and management because Meredith is not located in a major metropolitan area. Our digital UV ink that is used in our super-wide and wide format industrial digital inkjet printers and Jetrion label and packaging digital inkjet printing systems are manufactured in a single location in our Ypsilanti, Michigan facility. Our industrial digital inkjet ceramic tile decoration printers are manufactured a single location in our Castellon, Spain facility. Most components used in manufacturing our printers and ink are available from multiple suppliers, except for inkjet print heads and certain key ingredients (primarily pigments and photoinitiators) for our ink. Although typically in low volumes, many key components are sourced from single vendors. If we were unable to obtain the print heads currently used, we would be required to redesign our printers to use different print heads. If we were unable to obtain the pigments, we would be required to reformulate the ink and test the new ink formulation. In our Industrial Inkjet locations, we use hazardous materials to formulate and store digital UV ink. The storage, use, and disposal of those materials must meet the requirements of various environmental regulations.

See Item 1A: Risk Factors— If we are not able to hire and retain skilled employees, we may not be able to develop and manufacture products, or meet demand for our products, in a timely fashion; We manufacture our industrial digital inkjet printers and formulate our digital UV ink primarily in single locations. Any significant interruption in the manufacturing process at any of these facilities could adversely affect our business and our customer’ business; We depend on a limited group of suppliers for key components in our product. The loss of any of these suppliers, the inability of any of these suppliers to meet our requirements, or delays or shortages of supply of these components, could adversely affect our business; and We may be subject to environmental-related liabilities due to our use of hazardous materials and solvents.

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

The absence of agreements with many of our suppliers also subjects us to pricing fluctuations, which is a factor we believe is partially offset by the desire of our suppliers to sell a high quantity of components. Many of our components are similar to those used in personal computers; consequently, the demand and price fluctuations of personal computer components could affect our component costs. In the event of unanticipated volatility in demand for our products, we may be unable to manufacture certain products in quantities sufficient to meet end user demand or we may hold excess quantities of inventory due to their long lead times. We maintain an inventory of components for which we are dependent on sole or limited source suppliers and of components with prices that fluctuate significantly. We cannot ensure that at any given time we will have sufficient inventory to enable us to meet demand for our products, which would harm our financial results. See Item 1A: Risk Factors— We depend on a limited group of suppliers for key components in our products. The loss of any of these suppliers, the inability of any of these suppliers to meet our requirements, or delays or shortages of supply of these components could adversely affect our business.

Competition

Competition in our markets is significant and involves rapidly changing technologies and frequent new product introductions. To maintain and improve our competitive position, we must continue to develop and introduce new products and features on a timely and cost effective basis to keep pace with the evolving needs of our customers.

Industrial Inkjet

Our super-wide and wide format digital industrial inkjet printers compete with printers produced by Agfa, Domino, Durst, Canon/Oce, HP, Inca, Mimaki, Roland, and Mutoh throughout most of the world. There are Chinese and Korean printer manufacturers in the marketplace, but their products are typically sold in their domestic markets and are not perceived as viable alternatives in most other markets. Our UV ink is sold to users of our UV industrial inkjet printers, which have advanced quality control systems to ensure that correct color and non-expired ink is used to prevent damage to the printer. This results in most ink used in our printers being sold by us. While third party ink is available, its use may compromise the printer’s quality control system and also voids most provisions of our printer warranty and service contracts. We believe that our broad product line and leading technology provide a competitive advantage.

Our Cretaprint ceramic tile decoration digital inkjet printer competes with ceramic tile decoration printers manufactured in Spain (KERAjet), Austria (Durst), Italy (Technoferrari, Projecta (B&T), Intesa (Sacmi), and Systeme), China (Flora, Hope, Meijia, and Teckwin), and smaller emerging competition in other markets such as Indonesia. The ceramic tile industry is currently experiencing an ongoing relocation from southern Europe to the emerging markets of China, India, Brazil, and Indonesia. Competition in the Chinese market consists of small Chinese ceramic tile decoration printers and European manufacturers that are reducing prices to gain market share. In 2012, we opened a Cretaprint sales and support center in Foshan, Guangdong, China, which is home to the largest concentration of tile manufacturers in China.

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

Productivity Software

Our Productivity Software operating segment, which includes our business process automation, cloud-based order entry and order management systems, cross media marketing, and imposition solution systems, faces competition from software application vendors that specifically target the printing industry. These vendors are typically small, privately-owned companies. We also face competition from larger vendors that currently offer, or are seeking to develop, business process automation printing products including HP, Epicor, and SAP. We face competition from Oracle, SAP, Solarsoft, and Heidelberg in the packaging software space.

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

Although we have a direct relationship with each of the leading printer manufacturers and work closely together with them to design, develop, and integrate Fiery DFE and software technology into their print engines to maximize their quality and capability, our primary competitors for stand-alone color DFEs, embedded DFEs, and design-licensed solutions are these same leading printer manufacturing companies. They each maintain substantial investments in research and development. Some of this investment is targeted at integrating products and technology that we have designed and some of this investment is targeted at developing products and technology that compete with our Fiery brand. Our market position, vis-à-vis internally developed DFEs, is small; however, we are the largest third party DFE developer. We believe that our advantages include our continuously advancing technology, short time-to-market, brand recognition, end user loyalty, sizable installed base, number of products supported, price driven by lower development costs, and market knowledge. We intend to continue to develop new DFEs with capabilities that meet the changing needs of the printer manufacturers’ product development roadmaps. Although we do not directly control the distribution channels, we provide a variety of features as well as unique “look and feel” to the printer manufacturers’ products to differentiate our customers’ products from those of their competitors. Ultimately, we believe that end customer and reseller channel preference for the Fiery DFE and software solutions drives demand for Fiery products through the printer manufacturers.

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

Corporate Headquarters

On November 1, 2012, we sold the 294,000 square foot building located at 303 Velocity Way in Foster City, California, which at that time served as our corporate headquarters, along with approximately four acres of land and certain other assets related to the property, to Gilead Sciences, Inc. (“Gilead”) for $179.7 million.

As more fully disclosed in Note 8—Commitments and Contingencies of the Notes to Consolidated Financial Statements, the building was subject to a synthetic lease agreement. The synthetic lease agreement was terminated in conjunction with the sale of the building to Gilead on November 1, 2012.

On April 26, 2013, we purchased an approximately 119,000 square feet cold shell building located at 6750 Dumbarton Circle, Fremont, California, the related land, and certain other property improvements from John Arrillaga Survivor’s Trust, represented by John Arrillaga, Trustee, and Richard T. Peery Separate Property Trust, represented by Richard T. Peery, Trustee (the “Trusts”), for a total purchase price of $21.5 million. We also entered into a 15-year lease agreement with the Trusts, pursuant to which we leased approximately 59,000 square feet of a building located at 6700 Dumbarton Circle, Fremont, California, which is adjacent to the building that we purchased from the Trusts. The lease commenced on September 1, 2013. These facilities currently serve as our corporate headquarters.

See Note 8—Commitments and Contingencies of the Notes to Consolidated Financial Statements.

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

Certain of our products include intellectual property licensed from our customers. We have also granted and may continue to grant licenses to our intellectual property, when and as we deem appropriate. For a discussion of risks relating to our intellectual property, see Item 1A: Risk Factors— We may be unable to adequately protect our proprietary information and may incur expenses to defend our proprietary information.

Financial Information about Foreign and Domestic Operations and Export Sales

See Note 15—Segment Information, Geographic Regions, and Major Customers and Note 11—Income Taxes of the Notes to Consolidated Financial Statements. See also Item 1A: Risk Factors— We face risks from our international operations and We face risks from currency fluctuations.

Item 1A: Risk Factors

The market for our super-wide and wide format printers is very competitive.

The printing equipment industry is extremely competitive. Our super-wide and wide format industrial digital inkjet products compete against several companies that market industrial digital inkjet printing systems based on electrostatic, drop-on-demand, and continuous drop-on-demand inkjet, and other technologies and printers utilizing UV curable ink including Agfa, Domino, Durst, Canon/Oce, HP, Inca, Mimaki, Roland, and Mutoh. Certain competitors have greater resources to develop new products and technologies and market those products, as well as acquire or develop critical components at lower costs, which would provide them with a competitive advantage. They could also exert downward pressure on product pricing to gain market share.

The local competitors in the Chinese and Korean markets are developing, manufacturing, and selling inexpensive printers mainly to the local markets. Our ability to compete depends on factors both within and outside of our control, including the price, performance, and acceptance of our current printers and any products we develop in the future.

We also face competition from existing conventional super-wide and wide format digital inkjet printing methods, including screen printing and offset printing. Our competitors could develop new products, with existing or new technology, that could be more competitive in our market than our printers. We cannot assure that we can compete effectively with any such products.

The market for our ceramic tile decoration digital inkjet printers is very competitive.

Our Cretaprint ceramic tile decoration digital inkjet printer competes with ceramic tile decoration printers manufactured in Spain, Italy, Brazil, China, and smaller emerging competition in other markets such as Indonesia. Competition in the Chinese market consists of small Chinese ceramic tile decoration printers and European manufacturers that are reducing prices to gain market share.

Most ceramic tile decoration digital inkjet printer manufacturers have a background in analog equipment for ceramic tile plants and tile manufacturing facilities, while Durst and Flora entered the ceramic tile decoration market from the digital graphic arts business. Our ceramic tile decoration imaging competitors are a mix of large, medium, and small ceramic tile decoration printer manufacturers, which are primarily privately owned. Cretaprint is the only vendor with a background in both digital inkjet graphic arts and traditional analog ceramic equipment. Nevertheless, our competitors could develop new products, with existing or new technology, that could be more competitive in our market than our ceramic tile decoration digital inkjet printers. We cannot assure that we can compete effectively with any such products.

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

Our Productivity Software operating segment, which includes our business process automation, cloud-based order entry and order management, cross-media marketing, and imposition solution systems, faces competition from software application vendors that specifically target the printing industry. These vendors are typically small, privately-owned companies. We also face competition from larger vendors that currently offer, or are seeking to develop, business process automation printing products including HP, Epicor, and SAP. We face competition from Oracle, SAP, Solarsoft, and Heidelberg in the packaging software market.

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

If we are unable to effectively manage and motivate our direct sales force and develop marketing programs that reach end users, we are likely to see a decline in revenue from those products.

We do not typically have long-term purchase contracts with the printer manufacturer customers that purchase our Fiery DFE and software solutions. They have in the past reduced or ceased, and could at any time in the future reduce or cease, to purchase products from us, thereby harming our operating results and business.

Although end customer and reseller channel preference for Fiery DFE and software solutions drives demand, most Fiery revenue relies on printer manufacturers to design, develop, and integrate Fiery technology into their print engines. We have established direct relationships with several leading printer manufacturers and work closely with them to design, develop, and integrate Fiery DFE and software technology to maximize the capability of their print engines. These manufacturers act as distributors and sell Fiery products to end customers through reseller channels.A significant portion of our revenue is, and has been, generated by sales of our Fiery DFE and software solutions to a relatively small number of leading printer manufacturers. Xerox provided 12%

of our revenue for the years ended December 31, 2013 and 2012. Xerox and Ricoh each provided more than 10% of our revenue individually and together accounted for 26% of our revenue for the year ended December 31, 2011. Because sales of our Fiery products constitute a significant portion of our revenue and there are a limited number of printer manufacturers producing printers in sufficient volume to be attractive customers for us, we expect that we will continue to depend on a relatively small number of printer manufacturers for a significant portion of our Fiery revenue in future periods. Accordingly, if we lose or experience reduced sales to one of these printer manufacturer customers, we will have difficulty replacing that revenue with sales to new or existing customers and our Fiery revenue will likely decline significantly.

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

Many of the products and technologies we are developing require that we coordinate development, quality testing, marketing, and other tasks with these printer manufacturers. We cannot control their development efforts or the timing of these efforts. We rely on these printer manufacturers to develop new printer and copier solutions, applications, and product enhancements that utilize our Fiery DFE technologies and software solutions in a timely and cost-effective manner. Our success in the DFE industry depends on the ability of these printer manufacturers to utilize our technologies to develop the right solutions with the right features to meet ever changing customer requirements and responding to emerging industry standards and other technological changes. If our printer manufacturer customers fail to meet customer and market requirements, or delay the release of their products, our revenue and results of operations may be adversely affected.

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

The leading printer manufacturers internally develop and sell products that compete directly with our current products. They have significant investments in their existing solutions and have substantial resources that may enable them to develop, or improve more quickly than us, technologies similar to ours that are compatible with their own products. They have marketed in the past, and likely will continue to market in the future, their own internal technologies and solutions in addition to ours, even when their technologies and solutions are less advanced, have lower performance, or are more expensive than our products. Given the significant financial, marketing, and other resources of our larger printer manufacturer customers and other significant printer manufacturers in the imaging industry who are not our customers, we may not be able to successfully compete by selling similar products that they develop internally. If we cannot compete successfully against their internally developed products, we may lose sales and market share in those areas where they choose to compete and our business may be harmed.

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

Our revenue and profitability depend significantly on the overall demand for information technology products that enable printing of digital data, which in turn depends on a variety of macro- and micro-economic conditions. In addition, revenue growth and profitability in our Industrial Inkjet operating segment depends on demand and spending for advertising and marketing products and programs, which also depends on a variety of macro-and micro-economic conditions.

Uncertainty about current global economic conditions, including Europe, poses a risk as our customers may delay purchases of our products in response to tighter credit, negative financial news, and/or declines in income or asset values. Any financial turmoil affecting the banking system and financial markets and the possibility that financial institutions may consolidate or terminate their activities have resulted in a tightening in the credit market, a low level of liquidity in many financial markets, and extreme volatility in fixed income, credit, currency, and equity markets. There could be a number of follow-on effects from the credit crisis on our business, including insolvency of key suppliers resulting in product delays; inability of customers and distributors to obtain credit to finance purchases of our products and/or customer and distributor insolvencies; increased difficulty in managing inventories; and other financial institutions negatively impacting our treasury operations.

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

Recently, economic uncertainty is particularly acute in Europe and especially the “southern European” countries (i.e., Spain, Portugal, Italy, and Greece) and in Ireland. We have no European sovereign debt investments. Our European debt and money market investments consist of non-sovereign corporate debt included within money market funds and corporate debt securities of $24.6 million, which represents 14% of our money market funds and corporate debt securities at December 31, 2013. Our European debt investments are with corporations domiciled in the northern and central European countries of Sweden, Germany, Netherlands, Switzerland, Luxembourg, Norway, France, Belgium, and the U.K. We do not have any investments in the higher risk “southern European” countries (i.e., Spain, Portugal, Italy, and Greece) or in Ireland. We believe that we do not have significant exposure with respect to our money market and corporate debt investments in Europe. Nevertheless, we do have some exposure due to the interdependencies among the European Union countries.

Since Europe is composed of varied countries and regional economies, our European risk profile is somewhat more diversified due to the varying economic conditions among the countries. Approximately 28% of our receivables are with European customers as of December 31, 2013. Of this amount, 25% of our European receivables (7% of consolidated net receivables) are in the higher risk southern European countries (mostly Spain, Portugal, and Italy), which are adequately reserved. The ongoing relocation of the ceramic tile industry from southern Europe to the emerging markets of China, India, Brazil, and Indonesia will reduce our exposure to credit risk in southern Europe. Nevertheless, if the ongoing economic uncertainty continues in southern Europe and spreads among all the European Union countries, we may experience difficulty collecting receivables from our European customers.

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

•

market penetration in the ceramic tile decoration digital inkjet printer market, the shift of the ceramic tile industry from southern Europe to emerging markets, and growth in the ceramic tile industry;

•	the performance of our products generally;

•	volatility in foreign exchange rates, changes in interest rates, and/or financing credit to consumers of digital copiers and printers;

•	price reductions by our competitors and us, which may be exacerbated by competitive pressures caused by economic conditions;

•	substitution of third party ink for our ink products by users of our super-wide and wide format industrial digital inkjet printers;

•	delay, cancellation, or rescheduling of orders or projects;

•	delays or shortages in the supply of our key components including, without limitation, inkjet print heads, ink components, and inability of our suppliers to meet our requirements;

•

availability of key components and licenses, including possible delays in deliveries from suppliers, the performance of third party subcontract manufacturers, and the status of our relationships with key suppliers;

•	potential excess or shortage of employees;

•	potential excess or shortage of research and development center locations;

•	synergy and contribution of acquisitions and integration of acquired businesses;

•	potential reduction in acquired company customer base due to lack of customer acceptance of our legacy products or perceived inadequate support of the acquired product line;

•	changes in our product mix between higher and lower gross profit products such as:

•	shifts within the Industrial Inkjet operating segment from higher to lower gross profit printers;

•	shifts within the Productivity Software operating segment from license revenue to higher gross profit maintenance or professional services;

•	shifts between the higher gross profit Fiery and Productivity Software operating segments to the lower gross profit Industrial Inkjet operating segment;

•	shifts within the Fiery operating segment from stand-alone products to lower gross profit embedded products;

•	costs to comply with applicable governmental regulations;

•	costs associated with possible SEC and regulatory actions;

•	costs related to our entry into new markets (e.g., our Cretaprint operation in China);

•	general economic conditions, such as the current economic uncertainty, especially in southern Europe;

•	commencement of litigation or adverse results in pending litigation; and

•	other risks described elsewhere in this Annual Report on Form 10-K.

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

Many of our current products include software that we must license from Adobe. Specifically, we are required to obtain separate licenses from Adobe for the right to use Adobe PostScript® software in each type of copier or printer used with a Fiery DFE, and other Adobe software for certain Productivity Software products. Although to date we have successfully obtained licenses to use Adobe PostScript® and other Adobe software when required, Adobe is not required to, and we cannot be certain that Adobe will, grant future licenses to Adobe PostScript® and other Adobe software on reasonable terms, in a timely manner, or at all. To obtain licenses from Adobe, Adobe requires that we obtain quality assurance approvals from them for our products that use Adobe software. Although to date we have successfully obtained such quality assurance approvals from Adobe, we cannot be certain they will grant us such approvals in the future. If Adobe does not grant us such licenses or approvals, if the Adobe licenses are terminated, or if our relationship is otherwise materially impaired, we would likely be unable to sell products that incorporate Adobe PostScript® or other Adobe software and our financial condition and results of operations would be significantly harmed.

We manufacture our industrial digital inkjet printers and formulate our digital UV ink primarily in single locations. Any significant interruption in the manufacturing process at any of these facilities could adversely affect our business and our customers’ business.

Our VUTEk super-wide format industrial digital inkjet printers are primarily manufactured in a single location in our Meredith, New Hampshire, facility. Our digital UV ink that is used in our super-wide and wide format industrial digital inkjet printers and Jetrion label and packaging digital inkjet printing systems are manufactured in a single location in our Ypsilanti, Michigan, facility. Our industrial digital inkjet ceramic tile decoration printers are manufactured a single location in our Castellon, Spain, facility. Any significant interruption in the manufacturing process at any of these facilities could affect the supply of our product, our ability to meet customer demand, and our ability to maintain market share.

We are developing contingency plans utilizing the capabilities of certain contract manufacturers in the event of a significant interruption in the manufacturing process at any of the aforementioned facilities. Until those plans are complete, disruptions in the manufacturing process at any of our sole source internal facilities could adversely affect our business.

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

A high concentration of Fiery DFEs has been manufactured at a single subcontractor location, Avnet in San Jose, California. Certain solvent ink is formulated by Nazdar. Certain Industrial Inkjet sub-assemblies are manufactured by three subcontractors. One of these subcontractors has a very limited customer base. Should our subcontractors experience any inability, or unwillingness, to manufacture or deliver our products, then our business, financial condition, and operations could be harmed. Since we generally do not maintain long-term agreements with our subcontractors, any of our subcontractors could enter into agreements with our competitors that might restrict or prohibit them from manufacturing our products or could otherwise lead to an inability to fill our orders in a timely manner. In such event, we may not be able to find suitable replacement subcontractors, in which case our financial condition and operations would likely be harmed.

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

If we are not able to hire and retain skilled employees, we may not be able to develop and manufacture products, or meet demand for our products, in a timely fashion.

We depend on skilled employees, such as software and hardware engineers, quality assurance engineers, chemists and chemical engineers and other technical professionals with specialized skills. We are headquartered in the Silicon Valley and have research and development facilities in 12 U.S. locations. We have research and development offices in India, Europe, the U.K., Brazil, Canada, New Zealand, China, Australia, and Japan. Competition has historically been intense among companies hiring engineering and technical professionals. In times of professional labor imbalances, it has in the past and is likely in the future, to be difficult to locate and hire qualified engineers and technical professionals and to retain these employees. There are many technology companies located near our corporate offices in the Silicon Valley and our operations in India that may attempt to hire our employees.

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

Acquisitions may result in unanticipated accounting charges or otherwise adversely affect our results of operations and result in difficulties assimilating and integrating operations, personnel, technologies, products, and information systems of acquired businesses.

We seek to develop new technologies and products from both internal and external sources. We have also purchased companies and businesses for the primary purpose of acquiring their customer base. As part of this effort, we have in the past made, and will likely continue to make, acquisitions of other companies or other companies’ assets.

Acquisitions involve numerous risks, such as:

•

equity securities issued in connection with an acquisition may be dilutive to our existing stockholders; alternatively, acquisitions made entirely or partially for cash (as was the case with respect to each of our acquisitions during the past three years) will reduce cash reserves;

•	difficulties integrating operations, employees, technologies, or products, and the related diversion of management attention, time, and effort to accomplish successful integration;

•	risk of entering markets in which we have little or no prior experience, or entering markets where competitors have stronger market positions;

•	possible write-downs of impaired assets;

•	changes in the fair value of contingent consideration;

•	possible restructuring of head count or leased facilities;

•	potential loss of key employees of the acquired company;

•	possible overruns (compared to expectations) relative to the expense levels and cash outflows of the acquired business;

•	adverse reactions by customers, suppliers, or parties transacting business with the acquired company or us;

•	risk of negatively impacting stock analyst ratings;

•	potential litigation or any administrative proceedings arising from prior transactions or prior actions of the acquired company;

•	inability to protect or secure technology rights; and

•	possible overruns of direct acquisition and integration costs.

Mergers and acquisitions of companies are inherently risky. We cannot provide assurance that previous or future acquisitions will be successful or will not harm our business, operating results, financial condition, or stock price.

We face risks relating to the potential impairment of goodwill and long-lived assets.

We complete a review of the carrying value of our goodwill and long-lived assets annually and, based on a combination of factors (i.e., triggering events), we may be required to perform an interim analysis.

Given the uncertainty of the economic environment and its potential impact on our business, there can be no assurance that our estimates and assumptions regarding the duration of the ongoing economic downturn, or the period or strength of recovery, made for purposes of our goodwill impairment testing at December 31, 2013 will prove to be accurate predictions of the future. If our assumptions regarding forecasted revenue or gross profit rates are not achieved, we may be required to record additional goodwill impairment charges in future periods relating to any of our reporting units, whether in connection with the next annual impairment testing in the fourth quarter of 2014 or prior to that, if an interim triggering event has occurred. It is not possible to determine if any such future impairment charge would result or, if it does, whether such charge would be material. No foreshadowing events have occurred as of December 31, 2013.

No assurance can be given that any future impairment would not affect our financial performance and valuation of assets and, as a result, harm our operating results, financial condition, or stock price.

We face risks from currency fluctuations.

Approximately $315.6 (43%), $298.0 (46%), and $246.3 (42%) million of revenue for the years ended December 31, 2013, 2012, and 2011, respectively, shipped to locations outside the Americas, primarily to Europe, Middle East, and Africa (“EMEA”) and APAC. We expect that sales shipped outside the Americas will continue to represent a significant portion of total revenue.

Given the significance of non-U.S. sales to our total revenue, we face a continuing risk from the fluctuation of the U.S. dollar versus foreign currencies. Although the majority of our receivables are invoiced and collected in U.S. dollars, we have exposure from non-U.S. dollar-denominated sales (consisting of the Euro, Chinese renminbi, British pound sterling, Japanese yen, Brazilian real, Australian dollar, and New Zealand dollar). We have a substantial number of international employees, resulting in material operating expenses denominated in foreign currencies. We have exposure from non-U.S. dollar-denominated operating expenses in foreign countries (primarily the Euro, Indian rupee, Japanese yen, Brazilian real, British pound sterling, Chinese renminbi, and Australian dollar).

Changes in exchange rates, and in particular a weakening of the U.S. dollar, may adversely affect our consolidated operating expenses and operating income as expressed in U.S. dollars. We hedge our operating expense exposure in Indian rupees. The notional amount of our Indian rupee cash flow hedge was $2.5 million at December 31, 2013. As of December 31, 2013, we had not entered into hedges against any other currency exposures, but we may consider hedging against movements in other currencies, as well as adjusting the hedged portion of our Indian rupee exposure, in the future.

Forward contracts not designated as hedging instruments with notional amounts of $24.7 million are used to hedge foreign currency balance sheet exposures related to Euro-denominated intercompany loans at December 31, 2013. They are not designated for hedge accounting treatment since there is a natural offset for the remeasurement of the underlying foreign currency denominated asset or liability.

As of December 31, 2013, we had not entered into hedges against any other currency exposures, but we may consider hedging against movements in other currencies in the future. Our efforts to reduce risk from our international operations and from fluctuations in foreign currencies or interest rates may not be successful, which could harm our financial condition and operating results.

We face risks from our international operations.

We are subject to certain risks because of our international operations as follows:

•

restrictions on our ability to access cash generated by international operations, especially in China and Brazil, due to restrictions on the repatriation of dividends, distribution of cash to shareholders outside of such countries, foreign exchange control, and other restrictions,

•	customer credit risk, especially in emerging or economically challenged regions, with accompanying challenges to enforce our legal rights should collection issues arise.

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

Other risks include political and economic conditions in a specific country or region. Specifically, if the European economy continues to weaken, then credit markets may be impacted making it difficult for our customers to finance the purchase of our equipment. Marketing spending may be impacted if the European economy remains weak, especially in southern Europe, which could reduce demand for our products.

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

We are subject to numerous federal, state, and foreign employment laws and from time to time face claims by our employees and former employees under such laws. There are no material claims pending or threatened against us under federal, state, or foreign employment laws, but we cannot assure that material claims under such laws will not be made in the future against us, nor can we predict the likely impact of any such claims on us, or that, if asserted, we would be able to successfully resolve any such claims without incurring significant expense.

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

Third parties have claimed in the past, and may claim in the future, that our products infringe, or may infringe, their proprietary rights. Such claims have resulted in lengthy and expensive litigation in the past and could have a similar result in the future. Such claims and any related litigation, whether or not we are successful in the litigation, could result in substantial costs and diversion of our resources, which could harm our financial condition and operating results. Although we may seek licenses from third parties covering intellectual property that we are allegedly infringing, we cannot assure that any such licenses could be obtained on acceptable terms, if at all.

We may be subject to risk of loss due to fire because certain materials we use in our ink manufacturing process are flammable.

We use flammable materials in the digital UV ink manufacturing process. Therefore, we may be subject to risk of loss resulting from fire. The risk of fire associated with these materials cannot be completely eliminated. We own certain facilities that manufacture or warehouse our ink, which increases our exposure to such risk. We maintain insurance policies to cover losses caused by fire, including business interruption insurance. If one or more of these facilities is damaged or otherwise ceases operations as a result of fire, it would reduce our digital UV ink manufacturing capacity, which may reduce revenue and adversely affect our business.

The location and concentration of our facilities subjects us to risk of earthquakes, floods, or other natural disasters.

Our corporate headquarters, including a significant portion of our research and development facilities, are located in the San Francisco Bay Area, which is known for seismic activity. This area has also experienced flooding in the past. Many of the components necessary for our products are purchased from suppliers based in areas that are subject to risk from natural disasters including the San Francisco Bay Area, Taiwan, and Japan. For example, as a result of the natural disaster that occurred in Japan in March 2011, some of the leading printer manufacturers with operations in Japan reduced their orders of products from us as a result of interruptions in their businesses, and may continue to reduce their orders. Our sales to Japan decreased by 15% in 2011 as compared with the prior year, partially due to this impact.

A significant natural disaster, such as an earthquake, flood, tsunami, hurricane, typhoon, or other business interruptions due, for example, to power shortages and other interruptions could harm our business, financial condition, and operating results.

We may be subject to environmental-related liabilities due to our use of hazardous materials and solvents.

Our business operations involve the use of certain hazardous materials at two locations. At these facilities, we formulate and store UV, solvent, thermoforming, and dye sublimation ink. The formulation and storage of solvent ink requires the use of solvents; however, our formulation of solvent ink is limited as we have primarily outsourced solvent ink formulation. The hazardous materials and solvents that we use are subject to various governmental regulations relating to their transfer, handling, packaging, use, and disposal. We store ink at warehouses world-wide, including Europe and the U.S., and shipping companies distribute ink at our direction. We face potential liability for problems such as large spills or fires that may arise at ink manufacturing locations. While we customarily obtain insurance coverage typical for this kind of risk, such insurance may not be sufficient. If we fail to comply with these laws or an accident involving our ink waste or chemicals occurs, or if our insurance coverage is not sufficient, then our business and financial results could be harmed.

We do not sell or formulate the solvent-based ink that is used in our ceramic tile decoration imaging digital inkjet printers, but we plan to expand our business to include this recurring revenue stream in the future. We have not determined how much of the ink formulation process will be outsourced or performed with internal resources.

Future sales of our hardware products could be limited if we do not comply with current and future environmental/chemical content regulation in electrical and electronic equipment.

We believe that our products are currently compliant with RoHS, WEEE, REACH, and other regulations for the European Union as well as with China RoHS and other applicable international, U.S., state, and local environmental regulations. We monitor environmental compliance regulations to ensure that our products are fully compliant prior to the implementation of any potential new requirements. However, new unforeseen legislation could require us to re-engineer our products, complete costly analyses, or perform supplier surveys, which could harm our business and negatively impact our financial results. We could also incur additional costs, sanctions, and liabilities in connection with non-compliant product recalls, regulatory fines, and exclusion of non-compliant products from certain markets.

Regulations related to “conflict minerals” may force us to incur additional expenses, may make our supply chain more complex, and may result in damage to our reputation with customers.

On August 22, 2012, under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank”), the SEC adopted requirements for companies that use certain minerals and metals in their products, known as “conflict minerals,” whether or not these products are manufactured by third parties. These requirements require companies to perform due diligence, disclose, and report whether such minerals originate from the Democratic Republic of Congo and adjoining countries. We will have to perform due diligence to determine whether such minerals are used in the manufacture of our products.

The implementation of these requirements could adversely affect the sourcing, availability, and pricing of such minerals if they are found to be used in the manufacture of our products. We will incur additional costs to comply with the disclosure requirements, including costs related to determining the source of the relevant minerals and metals used in our products. Since our supply chain is complex, we may not be able to sufficiently verify the origins of these minerals and metals used in our products through the due diligence procedures that we implement, which may harm our reputation. In such event, we may also face difficulties in satisfying customers who require that all of the components of our products are certified as conflict mineral free. The first report is due on May 31, 2014 for the 2013 calendar year.

Our products may contain defects, which are not discovered until after shipping, which could subject us to warranty claims in excess of our warranty reserves.

Our products consist of hardware and software developed by ourselves and others, which may contain undetected defects. We have in the past discovered software and hardware defects in certain of our products after their introduction, resulting in warranty expense and other expenses incurred in connection with rectifying such defects or, in certain circumstances, replacing the defective product, which may damage our relationships with our customers. Defects could be found in new versions of our products after commencement of commercial shipment and any such defects could result in a loss or delay in market acceptance of such products and thus harm our reputation and revenue. Defects in our products (including defects in licensed third party software) detected prior to new product releases could result in delays in the introduction of new products and the incurrence of additional expense, which could harm our operating results. We generally provide a twelve month hardware limited warranty from date of shipment for certain Industrial Inkjet printer and Fiery DFE products, which may cover both parts and labor.

Our standard warranties contain limits on damages and exclusions, including but not limited to alteration, modification, misuse, mishandling, and storage or operation in improper environments. While we recorded an accrual of $11.0 million at December 31, 2013, for estimated warranty costs that are estimable and probable, based on historical experience, we may incur additional costs of revenue and operating expenses if our warranty provision does not reflect adequately the cost to resolve or repair defects in our products or if our liability limitations are declared enforceable, which could harm our business, financial condition, and operating results.

Actual or perceived security vulnerabilities in our products could adversely affect our revenue.

Maintaining the security of our software and hardware products is an issue of critical importance to our customers and for us. There are individuals and groups who develop and deploy viruses, worms, and other malicious software programs that could attack our products. Although we take preventive measures to protect our products, and we have a response team that is notified of high risk malicious events, these procedures may not be sufficient to mitigate damage to our products. Actual or perceived security vulnerabilities in our products could lead some customers to seek to return products, reduce or delay future purchases, or purchase competitive products. Customers may also increase their expenditures to protect their computer systems from attack, which could delay or reduce purchases of our products. Any of these actions or responses by customers could adversely affect our revenue.

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

We are partially self-insured for certain losses related to employee medical and dental coverage, excluding employees covered by health maintenance organizations. We generally have an individual stop loss deductible of $125 thousand per enrollee unless specific exposures are separately insured. We have accrued a contingent liability of $2.6 and $1.4 million as of December 31, 2013 and 2012, respectively, which are not discounted, based on an examination of historical trends, our claims experience, industry claims experience, actuarial analysis, and estimates. Although we do not expect that we will ultimately pay claims significantly different from our estimates, self-insurance reserves, net income, and cash flows could be materially affected if future claims experience differs significantly from our historical trends and assumptions.

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

The market price for our common stock has been and may continue to be volatile. During the twelve months ended December 31, 2013, the price of our common stock as reported on The NASDAQ Global Select Market ranged from a low of $18.97 to a high of $39.87. We expect our stock price to be subject to fluctuations as a result of a variety of factors, including factors beyond our control. These factors include:

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

Because of this volatility, we may fail to meet the expectations of our stockholders or of securities analysts from time to time and the trading price of our securities could decline as a result. The stock market has experienced significant price and volume fluctuations that have particularly affected the trading prices of equity securities of many high technology companies, impacted by the continuing uncertainty in our economy. These fluctuations have often been unrelated or disproportionate to the operating performance of these companies. Any negative change in the public’s perception of high technology companies could depress our stock price regardless of our operating results.

Our stock repurchase program could affect our stock price and add volatility.

In November 2013, our board of directors authorized $200 million for the repurchase of our outstanding common stock. This authorization expires in November 2016. Any repurchases pursuant to our stock repurchase program could affect our stock price and add volatility. There can be no assurance that repurchases will be made at the best possible price. Potential risks and uncertainties also include, but are not necessarily limited to, the amount and timing of future stock repurchases and the origin of funds used for such repurchases. The existence of a stock repurchase program could also cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Depending on market conditions and other factors, these repurchases may be commenced or suspended from time to time. Any such suspension could cause the market price of our stock to decline.

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

In connection with the preparation of our consolidated financial statements, we use certain estimates and assumptions based on historical experience and other factors. Our most critical accounting estimates and assumptions are described in “Critical Accounting Policies” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our critical accounting estimates and assumptions are related to revenue recognition, allowance for doubtful accounts, inventory reserves and purchase commitments, warranty obligations, litigation, restructuring reserves, self-insurance, fair value of financial instruments, stock-based compensation, income taxes, intangible assets and goodwill, business combinations, build-to-suit lease, contingencies, and the determination of functional currencies. While we believe these estimates and assumptions are reasonable under the circumstances, they are subject to significant uncertainties, some of which are beyond our control. Should any of these estimates and assumptions change or prove to have been incorrect, it could adversely affect our financial position, cash flows, and results of operations.

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

Item 1B: Unresolved Staff Comments

None.

Item 2: Properties

As of December 31, 2013, we owned or leased a total of approximately 0.9 million square feet world-wide. The following table sets forth the location, size, and use of our principal facilities (square footage in thousands):

Location	Square Footage	Percent Utilized		Leased or Owned	Operating Segment	Principal Uses
Fremont, California (6750 Dumbarton Circle)	119	100	%*	Owned	Corporate & Fiery	Corporate offices, design engineering, product testing, sales, marketing, customer service

Fremont, California (6700 Dumbarton Circle)	58	100	%**	Leased	Fiery	Administrative offices, design engineering, product testing

Meredith, New Hampshire	163	100%		Owned	Industrial Inkjet	Manufacturing (Industrial Inkjet printers), design engineering, sales, customer service

Bangalore, India	76	100%		Leased	All	APAC corporate offices, design engineering, sales

Ypsilanti, Michigan	70	100%		Leased	Industrial Inkjet	Manufacturing (digital UV ink), design engineering, sales, customer service

Egan, Minnesota	44	100%		Owned	Fiery & Productivity Software	Design engineering, customer service, software engineering

Castellon, Spain	44	100%		Leased	Industrial Inkjet	Manufacturing, (Cretaprint), administrative, design engineering, sales, customer service

Brussels, Belgium	39	100%		Leased	Industrial Inkjet	Sales, Industrial Inkjet demonstration center

Laconia, New Hampshire	30	100%		Leased	Industrial Inkjet	Warehouse

Norcross, Georgia	29	100%		Leased	Fiery & Productivity Software	Design engineering, sales, customer service, quality assurance, and software engineering

Scottsdale, Arizona	29	58	%***	Leased	Fiery & Productivity Software	Administrative, customer service

Location	Square Footage	Percent Utilized	Leased or Owned	Operating Segment	Principal Uses

Ratingen, Germany	27	100%	Leased	Fiery	Software engineering, sales, customer service

Pittsburgh, Pennsylvania	18	100%	Leased	Productivity Software	Software engineering, sales

Schiphol-Rijk, The Netherlands	17	100%	Leased	Industrial Inkjet	EMEA corporate offices, sales, support services

Sao Paolo, Brazil	14	100%	Leased	Industrial Inkjet & Productivity Software	Design engineering, software engineering, sales, customer service

Richmond Hill, Ontario, Canada	10	100%	Leased	Fiery	Manufacturing, (Entrac), design engineering, sales, customer service

Parsippany, New Jersey	9	100%	Leased	Fiery	Design and engineering

West Lebanon, New Hampshire	9	100%	Leased	Productivity Software	Software engineering

Essen, Germany	9	100%	Leased	Productivity Software	Design engineering, software engineering, sales, customer service

Monchengladbach, Germany	9	100%	Leased	Productivity Software	Design engineering, software engineering, sales, customer service

Shanghai, China	9	100%	Leased	Industrial Inkjet	Sales, Industrial Inkjet demonstration center

Jacksonville, Florida	8	100%	Leased	Productivity Software	Software engineering

Foshan, China	7	100%	Leased	Industrial Inkjet	Sales, ceramic tile decoration digital inkjet demonstration center

Auckland, New Zealand	5	100%	Leased	Productivity Software	Design engineering, software engineering, sales, customer service

Dronnfield, United Kingdom	5	100%	Leased	Productivity Software	Design engineering, software engineering, sales, customer service

Plymouth, Massachusetts	5	100%	Leased	Productivity Software	Design engineering, software engineering, sales, customer service

*	On April 26, 2013, we purchased an approximately 119,000 square feet cold shell building located at 6750 Dumbarton Circle, Fremont, California, the related land, and certain other property improvements from the Trusts for a total purchase price of $21.5 million. See Note 8—Commitments and Contingencies of the Notes to Consolidated Financial Statements.
**	We entered into a 15-year lease agreement with the Trusts, pursuant to which we leased approximately 59,000 square feet of a building located at 6700 Dumbarton Circle, Fremont, California, which is adjacent to the building that we purchased from the Trusts. The lease commenced on September 1, 2013. See Note 8—Commitments and Contingencies of the Notes to Consolidated Financial Statements.
***	Non-utilized square footage in Arizona has been fully reserved.

We leased 19 additional domestic and international regional operations and sales offices and we own one additional international sales office building, excluding facilities that have been fully reserved and subleased. We believe that our facilities, in general, are adequate for our present needs. We do not expect that we would experience difficulties in obtaining additional space at fair market rates, if the need arose.

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

As of December 31, 2013, we are subject to the various claims, lawsuits, investigations, or proceedings discussed below.

Componex Corporation (“Componex”) vs. EFI

Componex is a manufacturer of rolls used in machines handling continuous sheets of product and is a supplier for certain products in our VUTEk product line. On May 30, 2013, Componex filed an action in the United States District Court for the Western District of Wisconsin alleging that rolls supplied to EFI by another vendor infringe two patents held by Componex. Because this proceeding is still in its preliminary stages, we have not completed our evaluation of the allegations, determine whether the loss is probable or reasonably possible or, if it is probable or reasonably possible, estimate the amount or range of loss that may be incurred.

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

In addition to its own defenses, EFI has contractual obligations to indemnify certain of its customers to varying degrees subject to various circumstances, including Konica Minolta, Xerox, and others. We do not believe that our products infringe any valid claim of Digitech’s patent. We filed our response to the action, denying infringement and in July 2013, the District Court granted summary judgment that the patent at issue is invalid. On August 6, 2013, the District Court entered judgment in favor of EFI and the other defendants and Digitech filed its notice of appeal to the United States Court of Appeals for the Federal Circuit (“Court of Appeals”). The appeal is currently pending.

We do not believe that Digitech’s patent or infringement claims based on that patent are valid and we do not believe it is probable that we will incur a material loss in this matter. However, it is reasonably possible that our financial statements could be materially affected if the Court of Appeals reverses the District Court’s summary judgment and the District Court subsequently reaches a different conclusion from its decision that the patent is invalid. We are currently assessing whether we can provide a reasonable estimate of the range of loss. Such an evaluation includes, among other things, a determination of the total sales of the implicated systems in the United States and what a reasonable royalty, if any, might be under the circumstances.

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

In a separate action filed in the German Federal Patent Court, we challenged the validity of the Durst patent, which we believe is invalid in light of prior art. The Federal Patent Court held a hearing on the validity of the patent on October 23, 2013 and, following the hearing, declared the relevant claims in Durst’s patents to be invalid. Durst has the right to appeal the ruling.

On November 12, 2013, following the Federal Patent Court’s decision invalidating the patent, the Higher Regional Court of Dusseldorf stayed Durst’s infringement action until a final decision in EFI’s nullity proceeding. A hearing previously scheduled for March 20, 2014 has been canceled.

As a result of the Federal Patent Court’s decision, we do not believe that there is any remaining basis for Durst’s infringement claims and we do not believe it is probable that we will incur a material loss in this matter. It is reasonably possible, however, that our financial statements could be materially affected if the Federal Patent Court’s decision were to be reversed and there is a subsequent assessment of damages or issuance of an injunction in the infringement action. We are currently assessing whether we can provide a reasonable estimate of the range of loss. Such an evaluation includes, among other things, a determination of the number of printers in Germany with the relevant feature at the time the court makes its final determination of infringement, and an assessment of the cost related to an injunction, if an injunction is ultimately issued.

N.V. Perfectproof Europe (“Perfectproof”) v. BEST GmbH

On December 31, 2001, Perfectproof filed a complaint against BEST GmbH, currently EFI GmbH in the Tribunal de Commerce of Brussels, in Belgium (the “Commercial Court”), alleging unlawful unilateral termination of an alleged “exclusive” distribution agreement and claiming damages of approximately EU 0.6 million for such termination and additional damages of EU 0.3 million, or a total of approximately $1.1 million. In a judgment issued by the Commercial Court on June 24, 2002, the court declared that the distribution agreement was not “exclusive” and questioned its jurisdiction over the claim. Perfectproof appealed, and by decision dated November 30, 2004, the Court d’Appel of Brussels (the “Court of Appeal”) rejected the appeal and remanded the case to the Commercial Court. Subsequently, by judgment dated November 17, 2009, the Commercial Court dismissed the action for lack of jurisdiction of Belgian courts over the claim. On March 25, 2009, Perfectproof again appealed to the Court of Appeal. On November 16, 2010, the Court of Appeal declared, among other things, that the Commercial Court was competent to hear the case; that the “exclusive” agreement required reasonable notice prior to termination; and that Perfectproof is entitled to damages. The court appointed an expert to review the parties’ records and address certain questions relevant in assessing Perfectproof’s damages claim. On October 19, 2011, the expert issued its final report itemizing damages that are, in the aggregate, significantly less than the amount claimed by Perfectproof. The final determination of damages will not be binding until it is approved or adopted by the court. A decision of the Court of Appeal is pending.

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

A trial was held on October 4, 2012. On January 2, 2013, the court ruled in favor of Cretaprint, concluding that the Cretaprint products do not infringe the Claramonte patent. Mr. Claramonte appealed the ruling on January 30, 2013. On July 15, 2013, the Spanish Court of Appeal affirmed the trial court’s conclusion that the Cretaprint products do not infringe the Claramonte patent. Mr. Claramonte did not appeal the ruling of the Spanish Court of Appeal. Accordingly, EFI no longer has any potential liability in this matter.

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

Because the former owners of Cretaprint agreed to indemnify EFI against any potential liability in the event that Mr. Claramonte were to prevail in his action against Cretaprint, we accrued a contingent liability based on a reasonable estimate of the legal obligation that was probable as of the acquisition date and we accrued a contingent asset based on the portion of any liability for which the former Cretaprint owners would indemnify EFI. The net obligation accrued in the opening balance sheet on the acquisition date is EU 2.5 million (or approximately $3.3 million). We have reversed this liability during the year ended December 31, 2013, which resulted in a reduction of general and administrative expense.

SkipPrint LLC (“SkipPrint”) Patent Litigation

SkipPrint is a non-practicing entity with certain rights to a number of patents related to web-to-print, order management, and business process automation software in the print industry. SkipPrint has alleged infringement of these patents by several companies. Although SkipPrint has neither made any claims against nor contacted EFI directly, SkipPrint has made claims against several EFI customers, including customers to whom EFI has contractual indemnification obligations to varying degrees. Although we are not a party to any of the pending litigation and we do not believe that our software infringes the patents-at-issue, it is reasonably possible that we may be obligated to indemnify certain customers under these contractual arrangements.

Each of Skip Print’s actions against third parties is in its preliminary stages and EFI has neither been named as a party to any action nor been contacted directly by SkipPrint. Accordingly, we are not yet in position to fully evaluate the scope of the allegations, if any, that might be made against EFI or our products. We are therefore not in a position to determine whether a loss is probable or reasonably possible, or if it is probable or reasonably possible, the estimate of the amount or range of loss that may be incurred. Such an evaluation includes, among other things, an evaluation of our indemnification obligations, any circumstances or conditions limiting our indemnification obligations, our products that might be implicated, whether our software is combined or used with customer or other third party software, an evaluation of the patents at issue, and other matters.

Other Matters

As of December 31, 2013, we were also subject to various other claims, lawsuits, investigations, and proceedings in addition to those discussed above. There is at least a reasonable possibility that additional losses may be incurred in excess of the amounts that we have accrued. However, we believe that certain of these claims are not material to our financial statements or the range of reasonably possible losses is not reasonably estimable. Litigation is inherently unpredictable, and while we believe that we have valid defenses with respect to legal matters pending against us, our financial statements could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies or because of the diversion of management’s attention and the incurrence of significant expenses.

Item 4: Mine Safety Disclosures

Not applicable.

PART II

Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has traded on The NASDAQ Global Select Market (formerly The NASDAQ National Market) under the symbol EFII since October 2, 1992. The table below lists the high and low sales price during each quarter the stock was traded in 2013 and 2012.

	2013				2012
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
High	$26.15	$29.62	$32.19	$39.87	$17.90	$18.99	$17.06	$19.10
Low	$18.97	$23.82	$28.55	$30.48	$12.89	$14.32	$13.95	$16.00

As of January 29, 2014, there were 134 stockholders of record, excluding a substantially greater number of “street name” holders or beneficial holders of our common stock, whose shares are held of record by banks, brokers, and other financial institutions.

We did not declare or pay cash dividends on our common stock in either 2013 or 2012. We currently anticipate that we will retain all available funds for the operation of our business and do not plan to pay any cash dividends in the foreseeable future. We believe that the most strategic uses of our cash resources include business acquisitions, strategic investments to gain access to new technologies, repurchases of shares of our common stock, and working capital.

Equity Compensation Plan Information

Information regarding our equity compensation plans may be found in Note 12, Employee Benefit Plans, of the Notes to Consolidated Financial Statements and Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, of this Annual Report on Form 10-K and is incorporated herein by reference.

Repurchases of Equity Securities

Repurchases of equity securities during the twelve months ended December 31, 2013 were as follows (in thousands except per share amounts):

Fiscal month	Total number of shares purchased (2)	Average price paid per share	Total number of shares purchased as part of publicly announced plans	Approximate dollar value of shares that may yet be purchased under the plans (1)
January 2013	321	$21.02	188	$73,387
February 2013	175	22.95	55	72,146
March 2013	31	25.62	—	72,146
April 2013	217	24.86	201	67,146
May 2013	34	25.98	—	67,146
June 2013	—	—	—	67,146
July 2013	111	29.92	111	63,834
August 2013	254	30.28	56	62,147
September 2013	—	—	—	62,147
October 2013	105	32.70	105	58,705
November 2013	45	35.64	44	199,226
December 2013	48	38.49	48	197,390

Total	1,341		808	$197,390

(1)

In August 2012, our board of directors authorized the repurchase of $100 million of outstanding common stock. Under this publicly announced plan, we repurchased 0.7 and 1.3 million shares for an aggregate purchase price of $19.3 and $22.9 million during the years ended December 31, 2013 and 2012, respectively.

In November 2013, our board of directors cancelled $58 million remaining for repurchase under the 2012 authorization and approved a new authorization to repurchase $200 million of outstanding common stock. This authorization expires in November 2016. Under this publicly announced plan, we repurchased 0.1 million shares for an aggregate purchase price of $2.5 million during the year ended December 31, 2013.

(2)

Includes 0.5 million shares of common stock surrendered by employees to satisfy their tax withholding obligations that arise on the vesting of restricted stock units (“RSUs”), the exercise price of stock options by certain employees, and any tax withholding obligations incurred in connection with such exercises.

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

The following graph compares cumulative total returns based on an initial investment of $100 in our common stock to the NASDAQ Composite and the NASDAQ Computer Manufacturers Index. The stock price performance shown on the graph below is not indicative of future price performance and only reflects the Company’s relative stock price for the five-year period ending on December 31, 2013. All values assume reinvestment of dividends and are calculated at December 31 of each year.

Item 6: Selected Financial Data

The following table summarizes selected consolidated financial data as of and for the five years ended December 31, 2013. This information should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and related notes thereto. For a more detailed description, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	For the years ended December 31,
(in thousands, except per share amounts)	2013	2012	2011	2010	2009
Operations(1)
Revenue	$727,693	$652,137	$591,556	$504,007	$401,108

Gross profit(2)	395,166	354,821	330,983	267,685	211,483

Income (loss) from operations(2)(3)	174,648	33,886	27,333	(276)	12,974

Net income (loss)(2)(3)(4)	$109,107	$83,269	$27,465	$7,487	$(2,171)

Earnings per share
Net income (loss) per basic common share	$2.34	$1.79	$0.59	$0.16	$(0.04)

Net income (loss) per diluted common share	$2.26	$1.74	$0.58	$0.16	$(0.04)

Shares used in basic per-share calculation	46,643	46,453	46,234	45,387	49,682

Shares used in diluted per-share calculation	48,359	47,734	47,579	47,152	49,682

	December 31,
(in thousands)	2013	2012	2011	2010	2009
Financial Position
Cash, cash equivalents, and short-term investments	$355,041	$364,962	$219,158	$229,663	$204,201
Working capital (5)	399,694	262,821	244,824	265,250	246,652
Total assets (5)	1,026,384	1,074,971	739,734	706,581	661,181
Stockholders’ equity	767,450	650,793	564,783	551,749	522,426

(1)

Includes acquired company results of operations beginning on the date of acquisition. See Note 3—Acquisitions of the Notes to Consolidated Financial Statements for a summary of recent acquisitions during the years ended December 31, 2013, 2012, and 2011.

(2)

Gross profit includes $2.3 million provision for excess solvent inventories and related end-of-life purchases resulting from the accelerating transition from solvent to UV technology during the year ended December 31, 2010.

(3)	Income (loss) from operations includes the following:

•	Amortization of acquisition-related intangibles of $19.4, $18.6, $11.2, $12.4, and $18.5 million for the years ended December 31, 2013, 2012, 2011, 2010, and 2009, respectively.

•	Stock-based compensation expense of $25.8, $19.7, $23.4, $15.9, and $18.6 million for the years ended December 31, 2013, 2012, 2011, 2010, and 2009, respectively.

•

Long-lived asset impairment charges of $0.7 and $3.2 million for the years ended December 31, 2010 and 2009, respectively, consisting primarily of project abandonment costs related to equipment charges in the Industrial Inkjet operating segment, assets impaired related to an Inkjet facility closure, and the impairment of our remaining equity method investees.

•	Restructuring and other charges of $4.8, $5.8, $3.3, $3.6, and $9.0 million for the years ended December 31, 2013, 2012, 2011, 2010, and 2009, respectively.

•

Litigation reserve reversals of $3.1 million during the year ended December 31, 2013, relate primarily to the reversal of the reserve related to the Kerajet vs Cretaprint litigation discussed more fully in Item 3: Legal Proceedings.

•

Acquisition-related costs of $1.4, $2.2, $2.3, and $1.2 million for the years ended December 31, 2013, 2012, 2011, and 2010, respectively, associated with businesses acquired and anticipated transactions, subsequent to the effective date of the new business combination accounting guidance, which requires such costs to be expensed.

•

Change in fair value of contingent consideration, net of accretion, of $(5.7), $(1.4), $1.5, and $0.4 million for the years ended December 31, 2013, 2012, 2011, and 2010, respectively. Accounting Standards Codification (“ASC”) 805, Business Combinations, requires that we estimate the fair value of acquisition-related contingent consideration based on the probability of performance target achievement. Differences between the contingent consideration liability included in the determination of fair value at the acquisition date and the amount ultimately earned via achievement of the required performance targets must be charged to earnings.

•

Gain on sale of building and land of $117 and $80 million for the years ended December 31, 2013 and 2009, respectively, resulting from the gain recognized on the sale of our Foster City, California campus to Gilead. The gain on sale of building and land is recognized as a component of income from operations as required by ASC 360-10-45-5, Property, Plant, and Equipment — Other Presentation Matters. The 303 Velocity Way building and 4 acres of land were sold in November 2012 and the 301 Velocity Way building and 40 acres of land were sold in January 2009 for $179.7 and $137.3 million, respectively. The gain related to the 2012 transaction was deferred until October 2013 as explained more fully in Note 13—Gain on Sale of Building and Land of the Notes to Consolidated Financial Statements. Imputed interest expense and depreciation, net of accrued sublease income, of $1.6 million was expensed through October 31, 2013, related to the deferred property transaction, partially offset by capitalized interest of $1.1 million related to build out of the Fremont facility.

(4)	Net income (loss) includes the following:

•

Tax benefit from the release of previously unrecognized tax benefits of $5.8, $11.8, $2.6, and $8.5 million for the years ended December 31, 2013, 2012, 2011, and 2010, respectively, resulting from the release of previously unrecognized tax benefits resulting from the expiration of U.S. federal and state statutes of limitations.

•	Tax provision of $19.4 million during the year ended December 31, 2013 to establish a valuation allowance related to the realization of tax benefits from existing California deferred tax assets.

•	Tax benefit of $43.6 million during the year ended December 31, 2012 resulting from a capital loss related to the liquidation of a wholly-owned subsidiary.

•	Tax benefit of $6.5 million during the year ended December 31, 2012 resulting from the increased valuation of acquired intangibles for tax purposes due to an operational restructuring in Spain.

•

Tax benefit of $3.2 million for the year ended December 31, 2013, resulting from the retroactive renewal of the U.S. federal research and development tax credit on January 2, 2013 retroactive to 2012 pursuant to the American Taxpayer Relief Act of 2012. ASC 740-10-45-15, Income Taxes, requires the effects of a change in tax law or rates be recognized in the period that includes the enactment date.

•

Gain on sale of minority investments in privately-held companies. Other investments, included within other assets, consist of equity and debt investments in privately-held companies that develop products, markets, and services considered to be strategic to us. Each of these investments had been fully impaired in prior years. In 2013 and 2011, we sold two of these investments for $0.1 and $2.9 million, respectively, because they were no longer considered to be strategic.

(5)

In accordance with ASC 805, Business Combinations, we revised previously issued post-acquisition financial information to reflect adjustments to the preliminary accounting for business acquisitions as if the adjustments occurred on the acquisition date. Accordingly, we have increased goodwill and accrued and other liabilities by $1.2 million in the aggregate at December 31, 2012 to reflect opening balance sheet adjustments related to our acquisitions of Cretaprint, OPS, and Technique.

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

Overview

Key financial results for 2013 were as follows:

•

Our results for the year ended December 31, 2013 reflect revenue growth, consistent gross profit, and decreased operating expenses as a percentage of revenue, which resulted in improved profitability. Our revenue growth was driven by increased revenue in all three operating segments. We completed our acquisitions of PrintLeader, GamSys, Metrix, and Lector in 2013. We completed our acquisitions of Cretaprint, Metrics, OPS, and Technique in 2012. We completed our acquisitions of Streamline, Entrac, Prism, and Alphagraph in 2011. Their results are included in our results of operations subsequent to their respective acquisition dates.

•

Our consolidated revenue increased by approximately 12% or $75.6 million, from $652.1 million for the year ended December 31, 2012 to $727.7 million for the year ended December 31, 2013. Industrial Inkjet, Productivity Software, and Fiery revenue increased by $34.4, $14.9, and $26.3 million, respectively, in 2013 compared with 2012.

•

Industrial Inkjet revenue increased by 11% during 2013 compared with 2012. The Industrial Inkjet revenue increase was led by significantly increased UV and LED ink revenue, strong demand for our GS3250LX and GS2000LX UV-curing digital inkjet printers incorporating “cool cure” LED technology, acceptance of our QS2Pro and QS3Pro UV hybrid digital inkjet printers, our HS100 digital UV inkjet press incorporating LED technology and representing an alternative to analog presses, and our next generation Cretaprint ceramic tile decoration digital inkjet printer.

•

Productivity Software revenue increased by 14% during 2013 compared with 2012. Our Productivity Software revenue is benefiting from the need for printing companies to improve productivity and efficiency through business process automation, which resulted in increased Monarch, Radius, and Pace revenue, as well as revenue from recently acquired businesses. Metrics, which closed during the second quarter of 2012; OPS and Technique, which closed during the fourth quarter of 2012; GamSys and PrintLeader, which closed during the second quarter of 2013; and Metrix and Lector, which closed during the fourth quarter of 2013, contributed to our revenue growth. The acquisitions of Metrix, Lector, GamSys, OPS, Technique, Metrics, Prism, and Alphagraph have increased the international presence of our Productivity Software business. Our acquisitions have significantly increased our recurring maintenance revenue base.

•

Fiery revenue increased by 11% during 2013 compared with 2012. Although end customer and reseller channel preference for Fiery products drives demand, most Fiery revenue relies on printer manufacturers to design, develop, and integrate Fiery technology into their print engines. The Fiery revenue increase is primarily due to new product launches by these printer manufacturers resulting in increased stand-alone and embedded DFE revenue, improved market share for Fiery versus competing DFEs in certain markets that we serve, as well as the launch of the Fiery FS100 Pro DFE platform. Our customers have also benefited from recent integration of our Fiery products with certain of our Productivity Software products.

•

Our gross profit percentage, excluding stock-based compensation, was comparable at 54% during the years ended December 31, 2013 and 2012. Comparable revenue mix and gross profit percentages among our three operating segments resulted in a comparable overall gross profit percentage between the periods.

•

Operating expenses as a percent of revenue decreased from 49% in 2012 to 30% in 2013. Operating expenses decreased by $100.4 million between 2012 and 2013 primarily due to the gain on sale of building and land of $117.2 million. Excluding the gain on sale of building and land, operating expenses decreased as a percentage of revenue from 49% to 46% primarily due to the 12% increase in revenue during the corresponding periods. The increase in operating expenses of $16.8 million, excluding the gain on sale of building and land, was primarily due to head count increases related to our business acquisitions and geographic expansion in China, variable compensation due to improved profitability, commission payments resulting from increased revenue, trade show expenses, restructuring and other charges, acquisition expenses, legal fees, amortization of intangible assets, depreciation expense related to our deferred property transaction, and stock-based compensation, partially offset by targeted head count reductions undertaken to lower our quarterly operating expense run rate in the Fiery operating segment during the first quarter of 2013, targeted head count reductions in the Industrial Inkjet operating segment, head count reductions in the Productivity Software operating segment driven by the integration of acquired entities, the release of reserves related to the Kerajet litigation, changes in fair value of contingent consideration, and imputed sublease income related to the deferred property transaction.

•

On November 1, 2012, we sold the 294,000 square foot building located at 303 Velocity Way in Foster City, California, which at that time served as our corporate headquarters, along with approximately four acres of land and certain other assets related to the property, to Gilead for $179.7 million. We used the facility until October 31, 2013, while searching for a new facility, building it out, and relocating our corporate headquarters, for which period rent was not required to be paid. Because we vacated the facility on October 31, 2013, we have no continuing involvement with the property and have accounted for the transaction as a property sale during the fourth quarter of 2013, thereby recognizing a gain of approximately $117.2 million on the sale of the property.

•

Interest and other income (expense), net, decreased by $2.6 million from a gain of $1.1 million in 2012 to a loss of $1.5 million in 2013. This decrease primarily consists of imputed interest expense of $3.0 million (net of $1.1 million of capitalized interest related to the build-out of our new corporate headquarters) in 2013, compared to $0.6 million in 2012, related to the deferred property transaction, a $0.3 million foreign exchange loss in 2013, resulting from the revaluation of our foreign currency denominated net assets (mainly denominated in Euros, British pounds sterling, Brazilian reais, and Indian rupees) compared with a $0.6 million foreign exchange gain in 2012, $0.3 million interest expense related to the imputed build-to-suit financing obligation, and lower investment returns.

•

We recorded a tax provision of $64.0 million in 2013 on pre-tax income of $173.1 million compared to a tax benefit of $48.2 million in 2012 on pre-tax income of $35.0 million. We recognized a tax charge of $19.4 million in 2013 to establish a valuation allowance for certain existing California deferred tax assets. The effective tax rate was positively impacted in 2013 by the renewal of the U.S. federal research and development tax credit retroactive to 2012. ASC 740-10-45-15 requires that the effects of a change in tax law or rates be recognized in the period that includes the enactment date. Accordingly, the portion of the retroactive credit that related to 2012 was entirely recognized on January 2, 2013. We recognized $5.8 million of previously unrecognized tax benefits in 2013 as compared to $11.8 million in 2012. The tax benefit in 2012 was primarily due to the $43.6 million benefit related to the capital loss from the liquidation of a wholly-owned subsidiary and the $6.5 million benefit related to the operational restructuring in Spain.

Results of Operations

The following table presents items in our consolidated statements of operations as a percentage of total revenue for 2013, 2012, and 2011. These operating results are not necessarily indicative of results for any future period.

	For the years ended December 31,
	2013	2012	2011
Revenue	100%	100%	100%

Gross profit	54	54	56
Operating expenses (gains):
Research and development	17	18	20
Sales and marketing	19	19	20
General and administrative	6	8	9
Amortization of identified intangibles	3	3	2
Restructuring and other	1	1	1
Gain on sale of building and land	(16)	—	—

Total operating expenses	30	49	52

Income from operations	24	5	4
Interest and other income (expense), net:	—	—	1

Income before income taxes	24	5	5
Benefit from (provision for) income taxes	(9)	8	(1)

Net income	15%	13%	4%

Revenue

We classify our revenue, gross profit, assets, and liabilities in accordance with our three operating segments as follows:

Industrial Inkjet, which consists of our VUTEk super-wide and EFI wide format industrial digital inkjet printers and related ink, Jetrion label and packaging digital inkjet printing systems and related ink, Cretaprint digital inkjet printers for ceramic tile decoration, digital inkjet printer parts, and professional services. Printing surfaces include paper, vinyl, corrugated, textile, glass, plastic, ceramic tile, and many other flexible and rigid substrates.

Productivity Software, which consists of (i) our business process automation software, including Monarch and Metrics; (ii) Pace, our business process automation software that is available in a cloud-based environment; (iii) Digital StoreFront, our cloud-based e-commerce solution that allows print service providers to accept, manage, and process printing orders over the internet; (iv) Radius, our business process automation software for label and packaging printers; and (v) other business process automation and e-commerce solutions designed for the printing and packaging industries.

Fiery, which consists of DFEs that transform digital copiers and printers into high performance networked printing devices for the office and commercial printing market. This operating segment is comprised of (i) stand-alone DFEs connected to digital printers, copiers, and other peripheral devices, (ii) embedded DFEs and design-licensed solutions used in digital copiers and multi-functional devices, (iii) optional software integrated into our DFE solutions such as Fiery Central, Command WorkStation, and MicroPress, (iv) Entrac, our self-service and payment solution, (v) PrintMe, our mobile printing application, and (vi) stand-alone software-based solutions such as our proofing and scanning solutions.

Revenue by Operating Segment

Our revenue by operating segment for the years ended December 31, 2013, 2012, and 2011 was as follows (in thousands):

	For the years ended December 31,						% change
	2013		2012		2011		2013 over 2012	2012 over 2011
Industrial Inkjet	$354,614	49%	$320,228	49%	$240,318	40%	11%	33%
Productivity Software	118,409	16	103,466	16	81,165	14	14	27
Fiery	254,670	35	228,443	35	270,073	46	11	(15)

Total revenue	$727,693	100%	$652,137	100%	$591,556	100%	12%	10%

Overview

Revenue was $727.7, $652.1, and $591.6 million for the years ended December 31, 2013, 2012, and 2011, respectively, resulting in a 12% increase in 2013 compared with 2012 and a 10% increase in 2012 compared with 2011. The $75.6 million increase in 2013 compared with 2012 consisted of increased Industrial Inkjet, Productivity Software, and Fiery revenue of $34.4, $14.9, and $26.3 million, respectively.

The $60.6 million increase in 2012 compared with 2011 consisted of increased Industrial Inkjet and Productivity Software revenue of $79.9 and $22.3 million, respectively, partially offset by decreased Fiery revenue of $41.6 million.

Industrial Inkjet Revenue

Industrial Inkjet revenue increased by $34.4 million, or 11%, in 2013, compared with 2012, primarily due to significantly increased UV and LED ink revenue, strong demand for our GS3250LX and GS2000LX UV-curing digital inkjet printers incorporating “cool cure” LED technology, acceptance of our QS2Pro and QS3Pro UV hybrid digital inkjet printers, which were launched in 2012, our HS100 digital UV inkjet press incorporating LED technology and representing an alternative to analog presses, which was launched during the second quarter of 2013, and our next generation Cretaprint ceramic tile decoration digital inkjet printer, which was launched during the fourth quarter of 2012.

Industrial Inkjet revenue increased by $79.9 million, or 33%, in 2012 compared with 2011 primarily due to the acquisition of Cretaprint, which closed during the first quarter of 2012 enabling our entry into the ceramic tile decoration market, and increased sales of super-wide and wide format industrial digital inkjet UV printers and UV ink. Our revenue benefited from strong demand for our GS3250LX UV–curing digital inkjet printer incorporating “cool cure” LED technology, which was launched in 2011, and acceptance of our QS2Pro and QS3Pro super-wide format UV hybrid digital inkjet printers, which were launched in 2012. The QS2Pro and QS3Pro printers were re-designed based on GS technology to replace the QS product line, thereby resulting in numerous operational efficiencies including interchangeability of components and consistent technology between the GS and QS product lines. UV ink revenue increased as a result of the high utilization that our UV printers are experiencing in the field, partially offset by decreased solvent printer installed base demand measured by solvent ink usage.

Productivity Software Revenue

Productivity Software revenue increased by $14.9 million, or 14%, in 2013 compared with 2012. Our Productivity Software revenue is benefiting from the need for printing companies to improve productivity and efficiency through business process automation, which resulted in increased Monarch, Radius, and Pace revenue, as well as revenue from recently acquired businesses. Metrics, which closed during the second quarter of 2012; OPS and Technique, which closed during the fourth quarter of 2012; GamSys and PrintLeader, which closed during the second quarter of 2013; and Metrix and Lector, which closed during the fourth quarter of 2013, contributed to our revenue growth. The acquisitions of Metrix, Lector, GamSys, OPS, Technique, Metrics, Prism, and Alphagraph have increased the international presence of our Productivity Software business. Our acquisitions have significantly increased our recurring maintenance revenue base.

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

Fiery Revenue

Fiery revenue increased by $26.3 million, or 11% in 2013 compared with 2012. Although end customer and reseller channel preference for Fiery products drives demand, most Fiery revenue relies on printer manufacturers to design, develop, and integrate Fiery technology into their print engines. The Fiery revenue increase is primarily due to new product launches by these printer manufacturers resulting in increased stand-alone and embedded DFE revenue, improved market share for Fiery versus competing DFEs in certain markets that we serve, as well as the launch of the Fiery FS100 Pro DFE platform. Our customers have also benefited from recent integration of our Fiery products with certain of our Industrial Inkjet and Productivity Software products.

Fiery revenue decreased by $41.6 million, or 15%, in 2012 compared with 2011 primarily due to delayed new product launches by these printer manufacturers as well as the slowdown in the European economy.

Revenue by Geographic Area

Our revenue by geographic area for the years ended December 31, 2013, 2012, and 2011 was as follows (in thousands):

	For the years ended December 31,						% change
	2013		2012		2011		2013 over 2012	2012 over 2011
Americas	$412,127	56%	$354,114	54%	$345,303	58%	16%	3%
EMEA	207,665	29	195,397	30	178,471	30	6	9
APAC	107,901	15	102,626	16	67,782	12	5	51
Japan	21,977	3	27,870	4	35,655	6	(21)	(22)
APAC, ex Japan	85,924	12	74,756	12	32,127	6	15	133

Total revenue	$727,693	100%	$652,137	100%	$591,556	100%	12%	10%

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

2013 Compared with 2012

Our consolidated revenue increase of $75.6 million, or 12%, in 2013, compared with 2012, resulted from increased revenue in the Americas, EMEA, and APAC, ex Japan, partially offset by decreased revenue in Japan.

Americas revenue increased by 16% in 2013 compared with 2012. Americas revenue increased in all three operating segments as follows:

•

Industrial Inkjet revenue increased primarily due to sales of super-wide and wide format UV printers and UV ink, as well as the effective introduction of our ceramic tile decoration digital inkjet printer product into this market.

•	Productivity Software revenue increased primarily due to increased Monarch, Pace, and Radius revenue.

•	Fiery revenue significantly increased primarily as a consequence of product launches by the leading printer manufacturers, which had previously been delayed.

EMEA revenue increased by 6% in 2013 compared with 2012 primarily due to increased Productivity Software revenue through growth of our Monarch, Radius, and Pace revenue from higher sales in various countries including South Africa, U.K., and Germany. We also drove significant sales into the EMEA region through our 2012 business acquisitions of OPS and Technique and our 2013 business acquisitions of GamSys and Lector. Fiery revenue in the EMEA region also benefitted from product launches by the leading printer manufacturers, which had previously been delayed.

Japan revenue decreased by 21% in 2013 compared with 2012 primarily due to the continuing decrease in Fiery revenue in Japan as the leading printer manufacturers focused their efforts elsewhere. The Fiery revenue decrease in Japan was partially offset by a modest amount of industrial digital inkjet printer sales.

APAC, excluding Japan, revenue increased by 15% in 2013 compared with 2012 primarily due to increased ceramic tile decoration digital inkjet printer revenue, super-wide and wide format industrial digital inkjet printer revenue, and product launches by the leading printer manufacturers in the Fiery operating segment.

2012 Compared with 2011

Our consolidated revenue increase of $60.6 million, or 10%, in 2012 compared with 2011, resulted from increased revenue in the Americas, EMEA, and APAC, ex Japan, partially offset by decreased revenue in Japan.

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

APAC, excluding Japan, revenue increased by 133% in 2012 compared with 2011 primarily due to the Cretaprint acquisition, which closed during the first quarter of 2012, our acquisition of Prism, which closed during the third quarter of 2011, and our acquisition of Metrics, which closed during the second quarter of 2012. The shift of the ceramic tile industry from southern Europe (e.g., Spain and Italy) to the emerging markets China, India, Brazil, and Indonesia has accelerated revenue growth in this geographic region.

Although end customer and reseller channel preference for Fiery products drives demand, most Fiery revenue relies on printer manufacturers to design, develop, and integrate Fiery technology into their print engines. A significant portion of our revenue is, and has been, generated by sales of our Fiery printer and copier related products to a relatively small number of leading printer manufacturers. The printer manufacturers act as distributors and sell Fiery products to end customers through reseller channels. Xerox provided 12% of our revenue for the years ended December 31, 2013 and 2012. Xerox and Ricoh each provided more than 10% of our revenue individually and together accounted for 26% of our revenue for the year ended December 31, 2011. No assurance can be given that our relationships with these and other printer manufacturers will continue or that we will successfully increase the number of printer manufacturing customers or the size of our existing relationships. We expect that if we continue to increase our revenue in the Industrial Inkjet and Productivity Software operating segments, the percentage of our revenue from printer manufacturing customers will decrease.

Our reliance on revenue from the leading printer manufacturers decreased during 2013 and 2012 compared with prior years due to the change in mix between our operating segments in 2013. In 2013, 67% of our revenue was from other sources as compared with 68% and 57% from other sources in 2012 and 2011, respectively. Over time, we expect our revenue from the leading printer manufacturers to continue to decline. Because sales of our printer and copier-related products constitute a significant portion of our revenue and there are a limited number of printer manufacturers producing copiers and printers in sufficient volume to be attractive customers for us, we expect that we will continue to depend on a relatively small number of printer manufacturers for a significant portion of our Fiery DFE revenue in future periods. Accordingly, if we lose or experience reduced sales to one of these printer manufacturer/distributors, we will have difficulty replacing that revenue with sales to new or existing customers and our Fiery revenue will likely decline significantly.

Gross Profit

Gross profit by operating segment, excluding stock-based compensation, for the years ended December 31, 2013, 2012, and 2011 was as follows (in thousands):

	For the years ended December 31,
	2013	2012	2011
Industrial Inkjet
Revenue	$354,614	$320,228	$240,318
Gross profit	140,095	127,783	92,738
Gross profit percentages	39.5%	39.9%	38.6%
Productivity Software
Revenue	$118,409	$103,466	$81,165
Gross profit	85,246	74,426	56,825
Gross profit percentages	72.0%	71.9%	70.0%
Fiery
Revenue	$254,670	$228,443	$270,073
Gross profit	171,642	153,805	183,084
Gross profit percentages	67.4%	67.3%	67.8%

A reconciliation of operating segment gross profit to the consolidated statements of operations for the years ended December 31, 2013, 2012, and 2011 is as follows (in thousands):

	For the years ended December 31,
	2013	2012	2011
Segment gross profit	$396,983	$356,014	$332,647
Stock-based compensation expense	(1,817)	(1,193)	(1,664)

Gross profit	$395,166	$354,821	$330,983

Overview

Our gross profit percentages were 54.3%, 54.4%, and 56.0% for the years ended 2013, 2012, and 2011, respectively. Our gross profit percentage decreased by 0.1 percentage points in 2013, as compared with 2012, primarily due to higher stock-based compensation in 2013 due to the impact of the increase in our stock price.

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

Industrial Inkjet Gross Profit

The Industrial Inkjet gross profit percentage decreased from 39.9% in 2012 to 39.5% in 2013 primarily due to an unfavorable mix shift between lower and higher margin printers, and freight costs.

The Industrial Inkjet gross profit percentage increased from 38.6% in 2011 to 39.9% in 2012 primarily due to targeted cost reduction initiatives, achieving post-acquisition cost synergies in the Cretaprint business, fixed manufacturing costs being spread over higher Industrial Inkjet revenue, higher sales prices for new products, favorable product mix shift toward higher margin printers, and reduced warranty exposure, partially offset by expenses related to engineering design modifications to improve quality.

Productivity Software Gross Profit

The Productivity Software gross profit percentage increased from 71.9% in 2012 to 72.0% in 2013 primarily due to efficiencies gained through increased revenue and the achievement of certain post-acquisition cost synergies.

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

Fiery Gross Profit

The Fiery gross profit percentage increased from 67.3% in 2012 to 67.4% in 2013 primarily due to a mix shift from lower margin embedded DFEs to higher margin stand-alone DFEs.

The Fiery gross profit percentage decreased from 67.8% in 2011 to 67.3% in 2012 primarily due to the impact of fixed manufacturing overhead on lower volumes.

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

Operating Expenses

Operating expenses for the years ended December 31, 2013, 2012, and 2011 were as follows (in thousands):

	For the years ended December 31,			% change
	2013	2012	2011	2013 over 2012	2012 over 2011
Research and development	$128,124	$120,298	$115,901	7%	4%
Sales and marketing	137,583	125,513	119,487	10	5
General and administrative	47,755	50,727	53,756	(6)	(6)
Amortization of identified intangibles	19,438	18,594	11,248	5	65
Restructuring and other	4,834	5,803	3,258	(17)	78
Gain on sale of building and land	(117,216)	—	—	(100)	—

Total operating expenses	$220,518	$320,935	$303,650	(31)%	6%

Operating expenses, net of gain on sale of building and land, decreased by $100.4 million, or 31%, in 2013 as compared with 2012, and increased by $17.3 million, or 6%, in 2012 as compared with 2011.

Operating expenses decreased by $100.4 million, or 31%, between 2012 and 2013 primarily due to the gain on sale of building and land of $117.2 million. Excluding the gain on sale of building and land, operating expenses increased by $16.8 million, but decreased as a percentage of revenue from 49% in 2012 to 46% in 2013 due to the 12% increase in revenue between the corresponding years. Operating expenses, excluding the gain on sale of building and land, primarily due to head count increases related to our business acquisitions and geographic expansion in China, variable compensation due to improved profitability, commission payments resulting from increased revenue, trade show expenses, restructuring and other charges, acquisition expenses, legal fees, amortization of intangible assets, depreciation expense related to our deferred property transaction, and stock-based compensation, partially offset by targeted head count reductions undertaken to lower our quarterly operating expense run rate in the Fiery operating segment during the first quarter of 2013, targeted head count reductions in the Industrial Inkjet operating segment, head count reductions in the Productivity Software operating segment driven by the integration of acquired entities, the release of reserves related to the Kerajet litigation, changes in fair value of contingent consideration, and imputed sublease income related to the deferred property transaction.

Operating expenses increased by $17.3 million between 2011 and 2012, but decreased as a percentage of revenue from 52% in 2011 to 49% in 2012 due to the 10% increase in revenue between the corresponding years. Operating expenses increased due to head count increases related to business acquisitions in all three operating segments, commission payments resulting from increased revenue, and increased trade show and marketing program spending, primarily due to Drupa, which is a European trade show that is held once every four years, partially offset by the change in fair value of contingent consideration related to our Entrac and Alphagraph acquisitions.

Research and Development

Research and development expenses include personnel, consulting, travel, research and development facilities, and prototype materials expenses. Research and development expenses for the years ended December 31, 2013, 2012, and 2011 were $128.1 million, or 17% of revenue, $120.3 million, or 18% of revenue, and $115.9 million, or 20% of revenue, respectively.

Research and development expenses increased by $7.8 million, or 7%, in 2013 as compared with 2012. Personnel-related expenses increased by $3.5 million primarily due to head count increases related to our business acquisitions and variable compensation due to improved profitability. Prototypes and non-recurring engineering, consulting, contractor, and related travel expenses were comparable to the prior year. Stock-based compensation expense increased by $1.8 million. Facility and information technology expenses increased by $2.5 million.

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

Research and development head count was 1,011, 967, and 944 as of December 31, 2013, 2012, and 2011, respectively.

We expect that if the U.S. dollar remains volatile against the Indian rupee, Euro, British pound sterling, or Brazilian real, research and development expenses reported in U.S. dollars could fluctuate, although we hedge our operating expense exposure to the Indian rupee, which partially mitigates this risk.

Sales and Marketing

Sales and marketing expenses include personnel, trade shows, marketing programs and promotional materials, sales commissions, travel and entertainment, depreciation, and sales office expenses in the U.S., Europe, and

APAC. Sales and marketing expenses for the years ended December 31, 2013, 2012, and 2011 were $137.6 million, or 19% of revenue, $125.5 million, or 19% of revenue, and $119.5 million, or 20% of revenue, respectively.

Sales and marketing expenses increased by $12.1 million, or 10%, in 2013 as compared with 2012. Personnel-related expenses increased by $10.5 million primarily due to head count increases related to our business acquisitions, increased commission payments resulting from increased revenue, and variable compensation due to improved profitability. Trade show and marketing program spending, including related travel and freight, increased by $1.4 million. Stock-based compensation expense increased by $1.2 million. Facility and information technology expenses decreased by $1.0 million.

Sales and marketing expenses increased by $6.0 million, or 5%, in 2012 as compared with 2011. Personnel-related expenses increased by $6.1 million primarily due to head count increases related to our business acquisitions and increased commission payments resulting from increased revenue, partially offset by reduced variable compensation. Trade show and marketing program spending, including related travel and freight, increased by $1.6 million, primarily due to Drupa, which is a European trade show that is held once every four years. Stock-based compensation expense decreased by $0.8 million. Facility and information technology expenses decreased by $0.9 million.

Sales and marketing head count was 721, 613, and 583 as of December 31, 2013, 2012, and 2011, respectively, including 276, 207, and 188 in customer service for each of the years presented.

Over time, our sales and marketing expenses may increase in absolute terms if revenue increases in future periods as we continue to actively promote our products and introduce new products and services. We expect that if the U.S. dollar remains volatile against the Euro, British pound sterling, Brazilian real, Australian dollar, and other currencies, sales and marketing expenses reported in U.S. dollars could fluctuate.

General and Administrative

General and administrative expenses consist primarily of human resources, legal, and finance expenses. General and administrative expenses for the years ended December 31, 2013, 2012, and 2011 were $47.8 million, or 6% of revenue, $50.7 million, or 8% of revenue, and $53.8 million, or 9% of revenue, respectively.

General and administrative expenses decreased by $3.0 million, or 6%, in 2013 as compared with 2012. Personnel-related expenses increased by $2.5 million primarily due to head count increases related to business acquisitions and increased variable compensation due to improved profitability. Stock-based compensation expense increased by $2.4 million. Imputed sublease income increased by $2.6 million, partially offset by increased imputed depreciation of $1.1 million, related to the deferred property transaction. Results for 2012 include a credit to general and administrative expenses of $1.2 million related to the actual sublease of a portion of the facility prior to its sale to Gilead. Acquisition-related expenses decreased by $0.8 million. The fair value of contingent consideration decreased by $7.1 million compared with $2.1 million in 2012, partially offset by increased earnout accretion of $0.6 million. Legal fees increased by $1.7 million due to increased litigation activity and settlements in the 2013. Litigation settlement expenses reduced general and administrative expenses by $3.3 million compared with the 2012 primarily due to the settlement of the Kerajet patent infringement claim (see Note 8 of the Notes to Consolidated Financial Statements). Facility and information technology expenses decreased by $0.8 million

General and administrative expenses decreased $3.1 million, or 6%, in 2012 as compared with 2011. Stock-based compensation expense decreased by $2.4 million. We incurred $0.5 million in settlement of a dispute with the lessor of a facility in the U.K., which was partially offset by the receipt of an additional $0.3 million in insurance proceeds, net of legal fees and costs, related to our securities derivative litigation, which was settled in 2008. Imputed sublease income of $0.5 million, partially offset by imputed depreciation of $0.3 million, has been accrued related to the deferred property transaction. Acquisition-related expenses decreased by $0.2 million due to lower expenses related to the five acquisitions that closed during 2012, as well as other anticipated transactions which were anticipated to close subsequent to December 31, 2012, compared with higher expenses related to four acquisitions that closed during 2011. The fair value of contingent consideration decreased by $2.1 million, partially offset by earnout accretion of $1.7 million.

We expect that if the U.S. dollar remains volatile against the Euro, British pound sterling, Indian rupee, Brazilian real, or other currencies, general and administrative expenses reported in U.S. dollars could fluctuate.

Stock-based Compensation

Stock-based compensation expense for the years ended December 31, 2013, 2012, and 2011 were $25.8 million, or 4% of revenue, $19.7 million, or 3% of revenue, and $23.4 million, or 4% of revenue, respectively.

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

Stock-based compensation expense increased by $6.1 million, or 31%, in 2013 as compared with 2012 due to increased probability of achieving performance-based awards and the impact of our increased stock price on the expense recognized for new grants.

Stock-based compensation expense decreased $3.7 million, or 16%, in 2012 as compared with 2011 due to fluctuations in the number of awards granted between the periods and an adjustment to estimated forfeitures.

Amortization of Identified Intangibles

Amortization of identified intangibles for the years ended December 31, 2013, 2012, and 2011 was $19.4 million, or 3% of revenue, $18.6 million, or 3% of revenue, and $11.2 million, or 2% of revenue, respectively.

Amortization of identified intangibles increased by $0.8 million, or 5%, in 2013 as compared with 2012. The $0.8 million increase in 2013, as compared with 2012, is primarily due to amortization of intangible assets identified through the business acquisitions that closed during 2013 and 2012, partially offset by decreased amortization due to Jetrion and Pace intangibles becoming fully amortized.

The $7.4 million increase in 2012, as compared with 2011, is primarily due to amortization of intangible assets identified through the business acquisitions that closed during 2012 and 2011, partially offset by decreased amortization due to Vutek customer relationships becoming fully amortized.

Restructuring and Other

During the years ended December 31, 2013, 2012, and 2011, cost reduction actions were taken to lower our operating expense run rate as we analyzed our cost structure. We announced restructuring plans to better align our costs with revenue levels and to reconcile our cost structure following our business acquisitions. These charges primarily relate to cost reduction actions taken to lower our quarterly operating expense run rate in the Fiery operating segment during the first quarter of 2013, targeted head count reductions in the Industrial Inkjet operating segment, and the integration of Productivity Software head count with acquired entities. Restructuring and other consists primarily of restructuring, severance, retention, facility downsizing and relocation, and acquisition integration expenses. Our restructuring and other plans are accounted for in accordance with ASC 420, Exit or Disposal Cost Obligations, ASC 712, Compensation – Non-Retirement Postemployment Benefits, and ASC 820, Fair Value Measurement.

Restructuring and other costs for the years ended December 31, 2013, 2012, and 2011 were $4.8, $5.8, and $3.3 million, respectively. Restructuring and other charges include severance costs of $2.2, $2.9, and $1.7 million related to head count reductions of 106, 117, and 55 for the years ended December 31, 2013, 2012, and 2011, respectively. Severance costs include severance payments, related employee benefits, retention bonuses, outplacement fees, and relocation costs.

Facilities restructuring and other costs for the years ended December 31, 2013, 2012, and 2011 were $0.3, $0.3, and $0.6 million, respectively. Facilities restructuring and other costs are primarily related to the relocation of our corporate headquarters, Japan, Belgium, and certain manufacturing facilities in 2013, facilities downsizing and relocation costs related to various facilities in the Fiery operating segment in 2012, decrease in estimated sublease income necessitated by continuing weakness in the commercial real estate market where these facilities are located of $0.2 million in 2011, and facilities relocations of $0.4 million in 2011.

Integration expenses for the years ended December 31, 2013, 2012, and 2011 of $1.4, $1.7, and $1.0 million, respectively, were required to integrate our business acquisitions. Integration expenses relate primarily to the Cretaprint, Metrics, OPS, Technique, and GamSys acquisitions in 2013; the Cretaprint and Prism acquisitions, including the operational restructuring in Spain, in 2012; and the PrintStream, Entrac, Prism, and Alphagraph acquisitions in 2011. Integration costs are expensed in the period incurred, which may be different from the period that the acquisition closed.

Retention expenses of $0.9 million were accrued during the years ended December 31, 2013 and 2012 associated with the Cretaprint acquisition.

Gain on Sale of Building and Land

On November 1, 2012, we sold the 294,000 square foot building located at 303 Velocity Way in Foster City, California, which at that time served as our corporate headquarters, along with approximately four acres of land and certain other assets related to the property, to Gilead for $179.7 million. We used the facility until October 31, 2013, while searching for a new facility, building it out, and relocating our corporate headquarters, for which period rent was not required to be paid. We accounted for this transaction as a financing related to our continued use of the facility and a sublease receivable related to Gilead’s use of a portion of the facility. Our use of the facility during the rent-free period constituted a form of continuing involvement that prevented gain recognition. We imputed interest expense on the financing obligation, which resulted in total deferred proceeds from property transaction of $183.2 million on October 31, 2013. We recorded sublease income and sublease receivable at an implied market rate from Gilead. Because we vacated the facility on October 31, 2013, we have no continuing involvement with the property and have accounted for the transaction as a property sale during the fourth quarter of 2013, thereby recognizing a gain of approximately $117.2 million on the sale of the property. We incurred imputed financing and depreciation expense, net of imputed sublease income, of approximately $1.6 million through October 31, 2013, which commenced during the fourth quarter of 2012, until we vacated the building during the fourth quarter of 2013, partially offset by capitalized interest of $1.1 million related to the Fremont facility.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, includes interest income (expense), net, imputed interest expense related to the deferred property transaction, gains and losses from sales of our cash and short-term investments, gains from sales of minority investments in privately-held companies, and net foreign currency transaction gains and losses. Interest and other income (expense), net, for the years ended December 31, 2013, 2012, and 2011 was $(1.5), $1.1, and $3.1 million, respectively.

Interest and other income (expense), net, decreased by $2.6 million from a gain of $1.1 million in 2012 to a loss of $1.5 million in 2013. The decrease primarily consists of imputed interest expense of $3.0 million (net of $1.1 million of capitalized interest related to the build-out of our new corporate headquarters) in 2013, compared to $0.6 million in 2012, related to the deferred property transaction, a $0.9 million foreign exchange fluctuation,

$0.3 million interest expense related to the imputed build-to-suit imputed financing obligation, and lower investment returns. The foreign exchange fluctuation was the result of a $0.3 million loss resulting from the revaluation of our foreign currency denominated net assets (mainly denominated in Euros, British pounds sterling, Brazilian reais, and Indian rupees), compared with a $0.6 million foreign exchange gain in 2012.

Interest and other income (expense), net, decreased by $2.0 million in 2012, as compared with 2011, primarily due to the $2.9 million gain on sale of a minority interest in a privately-held company in the prior year, imputed interest expense of $0.6 million related to the deferred property transaction, and $0.2 million decrease in interest income due to lower cash equivalent and investment balances earlier in 2012, partially offset by a foreign currency fluctuation of $1.7 million between the periods. The foreign currency fluctuation was the result of a $0.6 million foreign exchange gain resulting from the revaluation of our foreign currency denominated net assets (mainly denominated in Euros, British pounds sterling, Brazilian reais, and Indian rupees) compared with a $1.1 million foreign exchange loss in 2011.

Interest income for the years ended December 31, 2013, 2012, and 2011 was $1.1, $1.3, and $1.5 million, respectively.

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

Our goodwill valuation analysis is based on our respective reporting units (Industrial Inkjet, Productivity Software, and Fiery), which are consistent with our operating segments identified in Note 15—Segment Information, Geographic Regions, and Major Customers of the Notes to Consolidated Financial Statements. We determined the fair value of our reporting units as of December 31, 2013 by equally weighting the market and income approaches. Under the market approach, we estimated fair value based on market multiples of revenue or earnings of comparable companies. Under the income approach, we estimated fair value based on a projected cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Based on our valuation results, we have determined that the fair values of our reporting units exceed their carrying values. Industrial Inkjet, Productivity Software, and Fiery fair values are $540, $262, and $368 million, respectively, which exceed carrying value by 284%, 209%, and 398%, respectively.

Since fair values were determined using a weighting of the market and income approaches, we reviewed the sensitivity of the market multiple and discount rate to evaluate the sensitivity of the Industrial Inkjet, Productivity Software, and Fiery valuations. The impact of a change in the market multiple of 1% results in either an increase or decrease in Industrial Inkjet, Productivity Software, and Fiery fair values of 0.5%. Likewise, the impact of a change in the discount rate of one percentage point results in either an increase in the Industrial Inkjet, Productivity Software, and Fiery fair values of 10.0%, 8.8%, or 6.7%, respectively, or a decrease of 7.2%, 6.7%, or 5.1%, respectively. Consequently, we have concluded that no reasonably possible changes would reduce the fair value of the reporting units to such a level that it would cause a failure in step one of the impairment analysis.

Long-Lived Asset Impairment

We evaluate potential impairment with respect to long-lived assets whenever events or changes in circumstances indicate their carrying amount may not be recoverable. No asset impairment charges were recognized during the years ended December 31, 2013, 2012, or 2011.

Other investments, included within other assets, consist of equity and debt investments in privately-held companies that develop products, markets, and services that are strategic to us. In-substance common stock investments in which we exercise significant influence over operating and financial policies, but do not have a majority voting interest, are accounted for using the equity method of accounting. Investments not meeting these requirements are accounted for using the cost method of accounting. As of December 31, 2013, our investments in privately-held companies were accounted for under the cost method.

We previously assessed each investee’s technology pipeline and market conditions in the industry and ability to sustain an earnings capacity that would justify its carrying amount in accordance with ASC 323-10-35-32, Investments—Equity Method and Joint Ventures. We determined it is no longer probable that they will generate sufficient positive future cash flows to recover the carrying amount of each investment. Therefore, we previously fully reserved our equity and debt investments in privately-held companies. We received proceeds from the sale of certain of these investments of $0.1 and $2.9 million during the years ended December 31, 2013 and 2011, respectively, as these investments are no longer considered to be strategic.

Income before Income Taxes

Income before income taxes for the years ended December 31, 2013, 2012, and 2011 were as follows (in thousands):

	For the years ended December 31,
	2013	2012	2011
U.S.	$127,232	$5,615	$3,143
Foreign	45,906	29,408	27,277

Total	$173,138	$35,023	$30,420

For the year ended December 31, 2013, pre-tax income of $173.1 million consisted of U.S. and foreign pre-tax income of $127.2 and $45.9 million, respectively. Pre-tax income attributable to U.S. operations is net of amortization of identified intangibles of $8.1 million, stock-based compensation expense of $25.8 million, restructuring and other costs of $1.7 million, imputed net expenses related to the sale of building and land of $1.2 million, net of capitalized interest related to the build-out of our new corporate headquarters facility of $1.1 million, acquisition-related transaction costs of $0.6 million, and litigation settlements of $0.2 million, partially offset by the change in fair value of contingent consideration of $1.5 million, net of accretion, gain on sale of a minority interest in a privately-held company of $0.1 million, and gain on sale of building and land of $117.2 million. Pre-tax income attributable to foreign operations is net of restructuring and other costs of $3.1 million, acquisition-related transaction costs of $0.8 million, and amortization of identified intangibles of $11.3 million, partially offset by the change in fair value of contingent consideration of $4.2 million, net of accretion, and the release of reserves related to the Kerajet patent litigation of $3.3 million.

For the year ended December 31, 2012, pre-tax income of $35.0 million consisted of U.S. and foreign pre-tax income of $5.6 and $29.4 million, respectively. Pre-tax income attributable to U.S. operations is net of amortization of identified intangibles of $7.3 million, stock-based compensation expense of $19.7 million, restructuring and other costs of $3.2 million, imputed net expenses related to the sale of building and land of $0.4 million, and acquisition-related transaction costs of $1.6 million, partially offset by net litigation settlement of $0.3 million and change in fair value of contingent consideration of $1.4 million. Pre-tax income attributable to foreign operations is net of restructuring and other costs of $2.6 million, acquisition-related transaction costs of $0.6 million, amortization of identified intangibles of $11.3 million, and litigation settlement of $0.5 million.

For the year ended December 31, 2011, pre-tax income of $30.4 million consisted of U.S. and foreign pre-tax income of $3.1 and $27.3 million, respectively. Pre-tax income attributable to U.S. operations is net of amortization of identified intangibles of $8.8 million, stock-based compensation expense of $23.4 million, restructuring and other costs of $2.6 million, and acquisition-related transaction costs of $1.0 million, partially offset by $2.9 million gain on sale of minority investment in a privately-held company. Pre-tax income attributable to foreign operations is net of restructuring and other costs of $0.7 million, acquisition-related transaction costs of $1.3 million, amortization of identified intangibles of $2.4 million, and change in fair value of contingent consideration related to the Radius acquisition of $1.5 million.

Provision for (Benefit from) Income Taxes

We recorded a tax provision of $64.0 million in 2013 on pre-tax income of $173.1 million, compared to a tax benefit of $48.2 million in 2012 on pre-tax income of $35.0 million, and a tax provision of $3.0 million in 2011 on a pre-tax income of $30.4 million.

The provisions for income taxes before discrete items were $11.5, $17.2, and $6.7 million for the years ended December 31, 2013, 2012, and 2011, respectively. Primary differences between our recorded tax provision (benefit) rate and the U.S. statutory rate of 35% include tax benefits related to credits for research and development costs, lower taxes on permanently reinvested foreign earnings, changes in the valuation allowance for financial reporting purposes, and the tax effects of stock-based compensation expense pursuant to ASC 718-740, Stock Compensation—Income Taxes, which are non-deductible for tax purposes.

The following table reconciles our provision for income taxes before discrete items to our provision for (benefit from) income taxes for the years ended December 31, 2013, 2012, and 2011 (in millions):

	For the years ended December 31,
	2013	2012	2011
Provision for income taxes before discrete items	$11.5	$17.2	$6.7
Provision related to gain on sale of minority investment in a privately held company	—	—	1.1
Provision related to the election of California Single Sales Factor	—	—	0.6
Interest related to unrecognized tax benefits	0.4	0.3	0.4
Benefit related to the 2012 U.S. federal research and development tax credit	(3.2)	—	—
Benefit related to captial loss due to liquidation of subsidiary	—	(43.6)	—
Benefit related to increased value of intangibles	—	(6.5)	—
Benefit related to restructuring and other expense	(0.7)	(1.3)	(0.6)
Benefit related to acquisition expenses	(0.2)	—	(0.4)
Tax deductions related to Emloyee Stock Purchase Plan (“ESPP”) dispositions	(0.6)	(0.6)	(0.6)
Benefit related to reassessment of taxes related to filing of prior year tax returns	(0.1)	(1.9)	(1.6)
Benefit related to reversals of uncertain tax positions	(5.8)	(10.5)	(1.8)
Benefit from reversals of accrued interest related to uncertain tax positions	(0.5)	(0.5)	(0.2)
Benefit related to net adjustments due to foreign audit settlements	(1.6)	(0.8)	(0.6)
Provision related to valuation allowance for California deferred tax assets	19.4	—	—
Provision related to gain on sale of building and land	45.4	—	—

Provision for (benefit from) income taxes	$64.0	$(48.2)	$3.0

We realized a benefit of $3.2 million resulting from the renewal on January 2, 2013, of the U.S. federal research and development tax credit retroactive to 2012 pursuant to the American Taxpayer Relief Act of 2012. ASC 740-10-45-15 requires the effects of a change in tax law or rates be recognized in the period that includes the enactment date.

The benefit from reassessment of tax exposure related to the filing of prior year tax returns of $0.1 million for the year ended December 31, 2013, in the table above consists of $1.8 million of tax expense required to correctly state our prior year tax provision, which was partially offset by $1.9 million change in estimate for items recognized in the prior year. The prior year adjustment is required to correctly state our tax provision subsequent to the realignment of the ownership of our intellectual property that is described more fully below. We have determined that the impact of the prior year adjustment is immaterial to our consolidated financial statements for the years ended December 31, 2013, 2012, and 2011.

We earn a significant amount of our operating income outside the U.S., which is deemed to be permanently reinvested in foreign jurisdictions. Most of this income is earned in the Netherlands, Spain, and Cayman Islands, which are jurisdictions with tax rates materially lower than the statutory U.S. tax rate of 35%. In 2012, we realigned the ownership of our Productivity Software and Cretaprint intellectual property to parallel our worldwide intellectual property ownership. In addition to achieving operational synergies, one of the effects of this reorganization was the recognition of a tax benefit of $6.5 million in 2012 related to an increase in the value of intangible assets for Spanish statutory and tax reporting purposes. Our effective tax rate could fluctuate significantly and be adversely impacted if anticipated earnings in the Netherlands, Spain, and the Cayman Islands are proportionally lower than current projections and earnings in all other jurisdictions are proportionally higher than current projections.

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

In 2012, we entered into a business reorganization and subsequent liquidation of VUTEk, Inc., a wholly-owned U.S. subsidiary that we acquired in 2005 in a non-taxable stock acquisition. One of the effects of this reorganization, in combination with other factors, was the recognition of a combined $43.6 million federal and state tax benefit due to the realization of capital loss deductions related to the difference between a portion of our original acquisition price of VUTEk, Inc., and its current fair value. In 2008, we recorded an impairment charge related to the decreased value of our Industrial Inkjet reporting unit for financial reporting purposes, which included VUTEk, Inc., for which a limited tax benefit was recognized given the legal form of our original acquisition of VUTEk, Inc. and the nature of the impairment.

As a result of the sale of our Foster City corporate headquarters facility and related land in 2012, we recognized taxable income of approximately $117.2 million and have recorded a deferred tax asset of $47.9 million. While this gain is required to be reported in 2012 for income tax purposes it was also required to be deferred under generally accepted accounting principles (“GAAP”) until we vacated the building in 2013.

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

Significant judgment is required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, we considered all available evidence, including recent operating results, projections of future taxable income, our ability to utilize loss and credit carryforwards, and the feasibility of tax planning strategies. A significant piece of objective positive evidence evaluated was cumulative pre-tax income during the three years ended December 31, 2013. In addition, we considered that loss and credit carryforwards have not expired unused and a majority of our loss and credit carryforwards will not expire prior to 2021. Finally, we considered that our results from operations have improved each year since 2008. In 2013, we determined that it is more likely than not that our California deferred tax assets will not be realized based on the size of the net operating loss and research and development credits being generated that exceed the utilization of these tax attributes. As a result, we established a valuation allowance of $19.4 million for the estimate of state deferred tax assets that may not be realized as of December 31, 2013.

As a result of this evaluation, we have determined that it is more likely than not that we will realize the benefit related to our deferred tax assets, except for a valuation allowance established in 2013 related to the realization of existing California deferred tax assets and valuation allowances established in prior years related to foreign tax credits resulting from the 2003 acquisition of Best GmbH and compensation deductions potentially limited by U.S. Internal Revenue Code (“IRC”) 162(m). The amount of deferred tax assets considered realizable could be negatively impacted if sufficient taxable income is not generated in the carryforward period.

Unaudited Non-GAAP Financial Information

To supplement our consolidated financial results prepared in accordance with GAAP, we use non-GAAP measures of net income and earnings per diluted share that are GAAP net income and GAAP earnings per diluted share adjusted to exclude certain recurring and non-recurring costs, expenses, and gains.

We believe that the presentation of non-GAAP net income and non-GAAP earnings per diluted share provides important supplemental information regarding non-cash expenses and significant recurring and non-recurring items that we believe are important to understanding financial and business trends relating to our financial condition and results of operations. Non-GAAP net income and non-GAAP earnings per diluted share are among the primary indicators used by management as a basis for planning and forecasting future periods and by management and our Board of Directors to determine whether our operating performance has met specified targets and thresholds. Management uses non-GAAP net income and non-GAAP earnings per diluted share when evaluating operating performance because it believes the exclusion of the items described below, for which the amounts and/or timing may vary significantly depending on our activities and other factors, facilitates comparability of our operating performance from period to period. We have chosen to provide this information to investors so they can analyze our operating results in the same way that management does and use this information in their assessment of our business and the valuation of our Company.

Use and Economic Substance of Non-GAAP Financial Measures

We compute non-GAAP net income and non-GAAP earnings per diluted share by adjusting GAAP net income and GAAP earnings per diluted share to remove the impact of recurring amortization of acquisition-related intangibles and stock-based compensation expense, as well as restructuring-related and non-recurring charges and gains and the tax effect of these adjustments. Such non-recurring charges and gains include acquisition-related transaction expenses and the costs to integrate such acquisitions into our business, changes in the fair value of contingent consideration, litigation settlement charges and credits, gain on sale of our corporate headquarters facility and related land, and imputed interest expense and depreciation, net of accrued sublease income and capitalized interest, related to the sale of our corporate headquarters facility and related land.

These excluded items are described below:

•	Recurring charges and gains, including:

•

Amortization of acquisition-related intangibles. Intangible assets acquired to date are being amortized on a straight-line basis. Post-acquisition non-competition agreements are amortized over their term.

•	Stock-based compensation expense recognized in accordance with ASC 718.

•	Non-recurring charges and gains, including:

•	Restructuring and other consists of:

•	Restructuring charges incurred as we consolidate the number and size of our facilities and reduce the size of our workforce.

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

•

Imputed net expenses related to sale of building and land. On November 1, 2012, we sold the 294,000 square foot building located at 303 Velocity Way in Foster City, California, which at that time served as our corporate headquarters, along with approximately four acres of land and certain other assets related to the property, to Gilead for $179.7 million. We used the facility until October 31, 2013, for which period rent was not required to be paid. This constituted a form of continuing involvement that prevented gain recognition. Until we vacated the building, the proceeds from the sale were recognized as deferred proceeds from property transaction on our Consolidated Balance Sheet, which were $183.2 million, including imputed interest costs, at October 31, 2013. Imputed interest expense and depreciation, net of accrued sublease income, of $1.6 million has been accrued at October 31, 2013, related to the deferred property transaction, partially offset by capitalized interest of $1.1 million related to the build-out of the Fremont facility.

•

On November 1, 2012, we sold the aforementioned building and land to Gilead for $179.7 million. We used the facility until October 31, 2013, while searching for a new facility, building it out, and relocating our corporate headquarters, for which period rent was not required to be paid. Because we vacated the facility on October 31, 2013, we have no continuing involvement with the property and have accounted for the transaction as a property sale during the fourth quarter of 2013, thereby recognizing a gain of approximately $117.2 million on the sale of the property.

•

Gain on sale of minority investments in privately-held companies. Other investments, included within other assets, consist of equity and debt investments in privately-held companies that develop products, markets, and services considered to be strategic to us. Each of these investments had been fully impaired in prior years. In 2013 and 2011, we sold two of these investments for $0.1 and $2.9 million, respectively, because they were no longer considered to be strategic.

•

In conjunction with our acquisition of Cretaprint, which closed on January 10, 2012, we assumed a contingent liability related to the alleged infringement of certain patents owned by Jose Vicente Tomas Claramonte, the President of Kerajet. Because the former owners of Cretaprint agreed to indemnify EFI against any potential liability in the event that Mr. Claramonte were to prevail in his action against Cretaprint, we accrued a contingent liability based on a reasonable estimate of the legal obligation that was probable as of the acquisition date and we accrued a contingent asset based on the portion of any liability for which the former Cretaprint owners would indemnify EFI. The net obligation accrued in the opening balance sheet on the acquisition date was EU 2.5 million (or approximately $3.3 million). The Spanish Court of Appeal reached a final determination on July 15, 2013, which resulted in EFI having no liability related to any potential infringement of the Claramonte patent. Because this matter is no longer subject to appeal, we have reversed this liability in 2013 by recognizing a credit against general and administrative expense. Please refer to Note 8 – Commitments and Contingencies for additional information.

•

In 2013, we settled pre-acquisition litigation-related indemnification claims of $0.2 million. In 2012, we settled a dispute with the lessor of a facility in the U.K. for $0.5 million, which was partially offset by the receipt of an additional $0.2 million in insurance proceeds, net of legal fees and costs, related to our previously disclosed settlement of the shareholder derivative litigation concerning our historical stock option granting practices.

•	Tax effect of non-GAAP adjustments as follows:

•	After excluding the items described above, we apply the principles of ASC 740 to estimate the non-GAAP income tax benefit in each jurisdiction in which we operate.

•	To facilitate comparability of our operating performance between 2013 and 2012, we have excluded the following from our non-GAAP net income:

•	Tax benefit of $43.6 million during the year ended December 31, 2012 resulting from a capital loss related to the liquidation of a wholly-owned subsidiary.

•	Tax benefit of $6.5 million during the year ended December 31, 2012 resulting from the increase in value of acquired intangibles for tax purposes due to an operational restructuring in Spain.

•

Tax charge of $19.4 million during the year ended December 31, 2013 resulting from the establishment of a valuation allowance related to the realization of tax benefits from existing California deferred tax assets.

•	Tax benefit of $5.8, $11.8, and $2.6 million for the years ended December 31, 2013, 2012, and 2011, respectively, resulting from the release of previously unrecognized tax benefits.

•

Tax benefit of $3.2 million for the year ended December 31, 2013, resulting from the retroactive renewal of the U.S. federal research and development tax credit on January 2, 2013 retroactive to 2012 pursuant to the American Taxpayer Relief Act of 2012. ASC 740-10-45-15, requires the effects of a change in tax law or rates be recognized in the period that includes the enactment date.

•	We have excluded interest accrued on prior year tax reserves of $0.3, $0.3, and $0.4 million from our non-GAAP net income for the years ended December 31, 2013, 2012, and 2011, respectively.

•

Effective in the first quarter of 2014 and continuing for the balance of the year, we will be using a constant Non-GAAP tax rate of 19%, which we believe reflects the long term average tax rate based on our international structure and geographic distribution of revenue and profits.

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

Reconciliation of GAAP Net Income to Non-GAAP Net Income

(unaudited)

	For the years ended December 31,
(millions, except per share data)	2013	2012	2011
Net income	$109.1	$83.3	$27.5

Amortization of identified intangible assets	19.4	18.6	11.2
Stock-based compensation expense	25.8	19.7	23.4
Restructuring and other	4.8	5.8	3.3
Gain on sale of building and land	(117.2)	—	—
General and administrative:
Acquisition-related transaction costs	1.4	2.2	2.3
Change in fair value of contingent consideration	(5.7)	(1.4)	1.5
Litigation reserve releases, net of settlements	(3.1)	0.3	—
Sublease income related to deferred property transaction	(3.1)	(0.5)	—
Depreciation expense related to deferred property transaction	1.4	0.3	—
Interest and other income (expense), net:
Interest expene related to deferred property transaction	1.9	0.6	—
Gain on sale of minority investment in a privately-held companies	(0.1)	—	(2.9)
Tax effect of non-GAAP net income	42.0	(67.4)	(13.2)

Non-GAAP net income	$76.6	$61.5	$53.1

Non-GAAP net income per diluted share	$1.58	$1.29	$1.12

Shares for purposes of computing diluted non-GAAP net income per share	48.4	47.7	47.6

Critical Accounting Policies

The preparation of the consolidated financial statements requires estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates, including those related to revenue recognition, bad debts, inventories and purchase commitments, warranty obligations, litigation, restructuring activities, self-insurance, fair value of financial instruments, stock-based compensation, income taxes, valuation of goodwill and intangible assets, business combinations, build-to-suit lease, and contingencies on an ongoing basis. Estimates are based on historical and current experience, the impact of the current economic environment, and various other assumptions believed to be reasonable under the circumstances at the time of the estimate, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our critical accounting policies and estimates are as follows:

•	revenue recognition;

•	allowances for doubtful accounts,

•	inventory reserves and purchase commitments,

•	warranty reserves,

•	litigation accruals,

•	restructuring reserves,

•	self-insurance reserves;

•	fair value of financial instruments;

•	accounting for stock-based compensation;

•	accounting for income taxes;

•	valuation analyses of goodwill and intangible assets;

•	business combinations;

•	build-to-suit lease; and

•	determination of functional currencies for consolidating international operations.

Revenue recognition. We derive our revenue primarily from product revenue, which includes hardware (DFEs, design-licensed solutions including upgrades, digital industrial inkjet printers including components replaced under maintenance agreements, and ink), software licensing and development, and royalties. We receive service revenue from software license maintenance agreements, customer support, training, and consulting. As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences could result in the amount and timing of revenue for any period if our management made different judgments or utilized different estimates.

We recognize revenue on the sale of DFEs, printers, and ink in accordance with the provisions of SEC Staff Accounting Bulletin (“SAB”) 104, Revenue Recognition, and when applicable, ASC 605-25, Revenue Recognition—Multiple-Element Arrangements. As such, revenue is generally recognized when persuasive evidence of an arrangement exists, the product has been delivered or services have been rendered, the fee is fixed or determinable, and collection of the resulting receivable is reasonably assured.

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

SAB Topic 13.A.3.c.Q3 requires that “If it is determined that the undelivered service is not essential to the functionality of the delivered product, but a portion of the contract fee is not payable until the undelivered service is delivered, the staff would not consider that obligation to be inconsequential or perfunctory. Generally, the portion of the contract price that is withheld or refundable should be deferred until the outstanding service is delivered because that portion would not be realized or realizable.” We deferred an immaterial amount of revenue during the years ended December 31, 2013, 2012, and 2011 because a portion of the customer payment was contingent upon installation.

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

We enter into contracts to sell our products and services, and, while the majority of our sales agreements contain standard terms and conditions, there are agreements that contain multiple elements or non-standard terms and conditions. As a result, significant contract interpretation is sometimes required to determine the appropriate accounting, including whether the deliverables specified in a multiple element arrangement should be treated as separate units of accounting for revenue recognition purposes, and, if so, how the price should be allocated among the elements and when to recognize revenue for each element. We recognize revenue for delivered elements only when the delivered elements have stand-alone value, uncertainties regarding customer acceptance are resolved, and there are no customer-negotiated refund or return rights for the delivered elements. If the arrangement includes a customer-negotiated refund or right of return relative to the delivered item and the delivery and performance of the undelivered item is considered probable and substantially in our control, the delivered element constitutes a separate unit of accounting. We limit revenue recognition for delivered elements to the amount that is not contingent on the future delivery of products or services, future performance obligations, or subject to customer-specified return or refund privileges. Changes in the allocation of the sales price between elements may impact the timing of revenue recognition, but will not change the total revenue recognized on the contract.

Multiple-Deliverable Arrangements

We adopted Accounting Standards Update (“ASU”) 2009-13, Multiple-Deliverable Revenue Arrangements (ASC 605), and ASU 2009-14, Certain Revenue Arrangements That Include Software Elements (ASC 985-605) as of the beginning of fiscal 2011 for new and materially modified transactions originating after January 1, 2011.

ASU 2009-13 eliminated the residual method of allocating revenue in multiple deliverable arrangements. In accordance with ASU 2009-13, we recognize revenue in multiple element arrangements involving tangible products containing software and non-software components that function together to deliver the product’s essential functionality by applying the relative sales price method of allocation. The sales price for each element is determined using vendor-specific objective evidence of the fair value of the sales price (“VSOE”), when available (including post-contract customer support, professional services, hosting, and training), or third party evidence of the sales price (“TPE”) is used. If VSOE or TPE are not available, then the best estimate of the sales price (“BESP”) is used when applying the relative sales price method for each unit of accounting. When the arrangement includes software and non-software elements, revenue is first allocated to the non-software and software elements as a group based on their relative sales price in accordance with ASC 605-25. Thereafter, the relative sales price allocated to the software elements as a group is further allocated to each unit of accounting in accordance with ASC 985-605. We then defer revenue with respect to the relative sales price that was allocated to any undelivered element.

We have calculated BESP for software licenses and non-software deliverables. We considered several different methods of establishing BESP including cost plus a reasonable margin and stand-alone sales price of the same or similar products and, if available, targeted rate of return, list price less discount, and company published list prices to identify the most appropriate representation of the estimated sales price of our products. Due to the wide range of pricing offered to our customers, we determined that sales price of the same or similar products, list price less discount, and company published list prices were not appropriate methods to determine BESP for our products. Cost plus a reasonable margin and targeted rate of return were eliminated due to the difficulty in determining the cost associated with the intangible elements of each product’s cost structure. As a result, management believes that the best estimate of the sales price of an element is based on the median sales price of deliverables sold in stand-alone transactions and/or separately priced deliverables contained in bundled arrangements. Elements sold as stand-alone transactions and in bundled arrangements during the last three months of 2012 and twelve months of 2013 were included in the calculation of BESP.

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

Multiple element arrangements containing only software elements remain subject to the provisions of ASC 985-605 and must follow the residual method. When several elements of a multiple element arrangement, including software licenses, post-contract customer support, hosting, and professional services, are sold to a customer through a single contract, the revenue from such multiple element arrangements are allocated to each element using the residual method in accordance with ASC 985-605. Revenue is allocated to the support elements and professional service elements of an agreement using VSOE and to the software license elements of the agreement using the residual method. We have established VSOE for professional services and hosting based on the rates charged to our customers in stand-alone orders. We have also established VSOE for post-contract customer support based on substantive renewal rates. Accordingly, software license fees are recognized under the residual method for arrangements in which the software was licensed with maintenance and/or professional services, and where the maintenance and professional services were not essential to the functionality of the delivered software.

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

Long-term Contracts Involving Substantial Customization

We have established our ability to produce estimates sufficiently dependable to require adoption of the percentage of completion method with respect to certain fixed price contracts where we provide information technology system development and implementation services.

Revenue on certain fixed price contracts is recognized over the contract term based on the percentage of development and implementation services that are provided during the period compared with the total estimated development and implementation services to be provided over the entire contract using guidance from ASC 605-35, Revenue Recognition—Construction-Type and Production—Type Contracts. These services require that we perform significant, extensive, and complex design, development, modification, or implementation activities of our customers’ systems. Performance will often extend over long periods, and our right to receive future payment depends on our future performance in accordance with these agreements.

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

Deferred Revenue

Deferred revenue represents amounts received in advance for product support contracts, software customer support contracts, consulting and integration projects, or product sales. Product support contracts include stand-alone product support packages, routine maintenance service contracts, and upgrades or extensions to standard product warranties. We defer these amounts when we invoice the customer and then generally recognize revenue either ratably over the support contract life, upon performing the related services, in accordance with the percentage of completion method, or in accordance with our revenue recognition policy.

Allowances for doubtful accounts. We establish an allowance for doubtful accounts to ensure that trade receivables are not overstated due to uncollectibility. Our accounts receivable balance was $130.7 million, net of allowance for doubtful accounts and sales returns of $16.4 million, as of December 31, 2013. To ensure that we have established an adequate allowance for doubtful accounts, management analyzes accounts receivable and historical bad debts, customer concentrations, customer creditworthiness, current economic trends and macroeconomic conditions, changes in customer payment terms, the length of time receivables are past due, and significant one-time events. We record specific reserves for individual accounts when we become aware of specific customer circumstances, such as bankruptcy filings, deterioration in the customer’s operating results or financial position, or potential unfavorable outcomes from disputes with customers or vendors.

Inventory reserves. Management estimates potential future inventory obsolescence and noncancellable purchase commitments to evaluate the need for inventory reserves. Current economic trends, changes in customer demand, product design changes, product life and demand, and the acceptance of our products are analyzed to evaluate the adequacy of such reserves. Significant management judgment and estimates must be made in connection with establishing inventory allowances and reserves in any accounting period. Material differences may result in changes in the amount and timing of our net income for any period, if management made different judgments or utilized different estimates. Our inventories were $68.3 million, net of inventory reserves of $15.4 million, as of December 31, 2013.

Warranty reserves. Our Industrial Inkjet printer and Fiery DFE products are generally accompanied by a 12-month limited warranty from date of shipment, which covers both parts and labor. In accordance with ASC 450-30, Loss Contingencies, an accrual is established when the warranty liability is estimable and probable based upon historical experience. A provision for estimated future warranty work is recorded in cost of revenue when revenue is recognized.

The warranty liability is reviewed regularly and periodically adjusted to reflect changes in warranty estimates. Significant management judgments and estimates must be made in connection with establishing and updating warranty reserves including estimated potential inventory return rates and replacement or repair costs. Material differences may result in changes in the amount and timing of our income for any period, if management made different judgments or utilized different estimates. Warranty reserves were $11.0 million as of December 31, 2013.

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

The material assumptions used by management to estimate the required litigation accrual include:

•	communication with our external attorneys regarding the expected duration of the lawsuit, the potential outcome of the lawsuit, and the likelihood of settlement;

•	likelihood of assertion of unasserted claims and assessments;

•	our strategy regarding the lawsuit;

•	deductible amounts under our insurance policies; and

•	past experiences with similar lawsuits.

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

Self-insurance reserves. We are partially self-insured for certain losses related to employee medical and dental coverage, excluding employees covered by health maintenance organizations. We generally have an individual stop loss deductible of $125 thousand per enrollee unless specific exposures are separately insured. We have accrued a contingent liability of $2.6 and $1.4 million as of December 31, 2013 and 2012, respectively, which is not discounted.

Significant management judgment is required to evaluate historical trends, our claims experience, industry claims experience, and related actuarial analyses and estimates. The primary estimates used in the development of our accrual at December 31, 2013 and 2012 include total enrollment (including employee contributions), population demographics, and historical claims costs incurred. Although we do not expect that we will ultimately pay claims significantly different from our estimates, self-insurance reserves could be affected if future claims experience differs significantly from our historical trends and assumptions.

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

Specifically, we obtain the fair value of our Level 2 financial instruments from third party asset managers, the custodian bank, and the accounting service provider. Independently, these service providers use professional pricing services to gather pricing data, which may include quoted market prices for identical or comparable instruments or inputs other than quoted prices that are observable either directly or indirectly.

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

•

validating the quoted market prices provided by our service providers by completing a three-way reconciliation, comparing the assessment of the fair values provided by the asset manager, the custody bank, and the accounting book of record provider for each portfolio.

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

We review investments in debt securities for other-than-temporary impairment whenever the fair value is less than the amortized cost and evidence indicates the investment’s carrying amount is not recoverable within a reasonable period of time. We assess the fair value of individual securities as part of our ongoing portfolio management. Our other-than-temporary assessment includes reviewing the length of time and extent to which fair value has been less than amortized cost, the seniority and durations of the securities, adverse conditions related to a security, industry, or sector, historical and projected issuer financial performance, credit ratings, issuer specific news, and other available relevant information. To determine whether an impairment is other-than-temporary, we consider whether we have the intent to sell the impaired security or if it will be more likely than not that we will be required to sell the impaired security before a market price recovery and whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. We have determined that gross unrealized losses on short-term investments at December 31, 2013 are temporary in nature because each investment meets our investment policy and credit quality requirements. We have the ability and intent to hold these investments until they recover their unrealized losses, which may not be until maturity. Evidence that we will recover our investments outweighs evidence to the contrary.

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

We assess the likelihood that our deferred tax assets will be recovered from future taxable income by considering both positive and negative evidence relating to their recoverability. If we believe that recovery of these deferred tax assets is not more likely than not, we establish a valuation allowance. To the extent that we increase a valuation allowance in a period, we include an expense in the Consolidated Statement of Operations in the period in which such determination is made.

In assessing the need for a valuation allowance, we considered all available evidence, including recent operating results, projections of future taxable income, our ability to utilize loss and credit carryforwards, and the feasibility of tax planning strategies. A significant piece of objective positive evidence evaluated was cumulative pre-tax income over the three years ended December 31, 2013. In addition, we considered that loss and credit carryforwards have not expired unused and a majority of our loss and credit carryforwards will not expire prior to 2021. Finally, we have considered that our results from operations have improved each year since 2008. In 2013, we determined that it is more likely than not that our existing deferred tax assets in California would not be realized based on the size of the net operating loss and research and development credits being generated exceeding the utilization of these tax attributes.

As a result of this evaluation, we have determined that it is more likely than not that we will realize the benefit related to our deferred tax assets, except for a valuation allowance established in 2013 related to the realization of existing California deferred tax assets and valuation allowances established in prior years related to foreign tax credits resulting from the 2003 acquisition of Best GmbH and compensation deductions potentially limited by IRC 162(m). The realizability of deferred tax assets could be negatively impacted if sufficient taxable income in the carryforward period is not generated.

Current and noncurrent deferred tax assets, net of current and noncurrent deferred tax liabilities, as of December 31, 2013 were $48.5 million, net of valuation allowance of $28.8 million.

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

Significant management judgment is required in evaluating our uncertain tax positions. Our gross unrecognized benefits are $33.0 million as of December 31, 2013. Our evaluation of uncertain tax positions is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. If actual settlements differ from these estimates, or we adjust these estimates in future periods, we may need to recognize additional tax benefits or charges that could materially impact our financial position and results of operations.

As of December 31, 2013, we have permanently reinvested $70.5 million of unremitted foreign earnings. Should these earnings be remitted to the U.S., the tax on these earnings would be $9.1 million.

As of December 31, 2013, the U.S. federal R&D credit and certain international tax provisions have expired. Until these provisions are re-enacted, we will not recognize any benefits related to these provisions in 2014. We estimate that the annual benefit for these items is approximately $3.5 million.

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

Our goodwill valuation analysis is based on our respective reporting units (Industrial Inkjet, Productivity Software, and Fiery), which are consistent with our operating segments identified in Note 15—Segment Information, Geographic Regions, and Major Customers of the Notes to Consolidated Financial Statements. We determined the fair value of our reporting units as of December 31, 2013 by equally weighting the market and income approaches. Under the market approach, we estimated fair value based on market multiples of revenue or earnings of comparable companies. Under the income approach, we estimated fair value based on a projected cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Based on our valuation results, we have determined that the fair values of our reporting units exceed their carrying values. Industrial Inkjet, Productivity Software, and Fiery fair values are $540, $262, and $368 million, respectively, which exceed carrying value by 284%, 209%, and 398%, respectively.

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

Given the uncertainty of the economic environment and the potential impact on our business, there can be no assurance that our estimates and assumptions regarding the duration of the ongoing economic downturn, or the period or strength of recovery, made for purposes of our goodwill impairment testing at December 31, 2013 will prove to be accurate predictions of the future. If our assumptions regarding forecasted revenue or gross profit rates are not achieved, we may be required to record additional goodwill impairment charges in future periods relating to any of our reporting units, whether in connection with the next annual impairment testing in the fourth quarter of 2014 or prior to that, if any such change constitutes an interim triggering event. It is not possible to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

As part of this process, we engaged a third party valuation firm to assist management in its analysis. All estimates, key assumptions, and forecasts were either provided by or reviewed by us. While we chose to utilize a third party valuation firm, the impairment analysis and related valuations represent the conclusions of management and not the conclusions or statements of any third party.

Business combinations. We allocate the purchase price of acquired companies to the tangible and intangible assets acquired, including in-process research & development (“IPR&D”), and liabilities assumed based on their estimated fair values. Such a valuation requires management to make significant estimates and assumptions, especially with respect to intangible assets. The results of operations for each acquisition are included in our financial statements from the date of acquisition.

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

Acquisition-related costs of $1.4, $2.2, and $2.3 million were expensed during the years ended December 31, 2013, 2012 and 2011, respectively, associated with businesses acquired during the periods reported and anticipated transactions.

See Note 3—Acquisitions of the Notes to the Consolidated Financial Statements for a description of the business acquisitions completed during the years ended December 31, 2013, 2012, and 2011.

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

Build-to-Suit lease. If we are deemed to be the accounting owner of the facility in accordance with.the requirements of AC 840-40-55, Leases, then we are required to account for the property as a depreciable asset and the related lease agreement must be accounted for as a financing. Significant judgments are required to make this determination, which relate to actions, guarantees, and investments that we make as a lessee that may be considered to be actions that only an owner would take.

ASC 840-40-55 applies to “construction projects,” but does not define this term. When leasing an existing facility, we must consider whether the leased asset is fully functional and may be occupied by any lessee in its current form without requiring improvement (commonly referred to as the “second tenant scope exception”). The 6700 Dumbarton Circle facility was not functional in its then current form; thus, the asset represents a construction project subject to the guidance.

The guidance in ASC 840-40-55-6, excludes lessees under a lease agreement in which the lessee’s maximum obligation, including guaranteed residual values, represents a minor amount of the construction project’s fair value (“minor scope exception”). Based on the square feet of leased space (58,560 sqare feet) compared to the total square feet of the building (108,166 square feet), the minor scope exception does not appear to be available.

The critical factor relating to our conclusion that we are the accounting owner of this facility is that we are responsible for cost over-runs, if any, related to force majeure events including strikes, war, and material availability. The landlord is responsible for any costs related to force majeure events that result in any damage to the facility. Since we are responsible for cost overruns related to certain force majeure events, we are in substance offering an indemnification to the landlord for events outside of our control. As such, we are deemed to be the accounting owner of the facility. See Note 8—Commitments and Contingencies of the Notes to Consolidated Financial Statements.

Determining functional currencies for the purpose of consolidating our international operations. We have a number of foreign subsidiaries, which together account for approximately 48% of our net revenue, approximately 23% of our total assets, and approximately 45% of our total liabilities as of December 31, 2013. Although the majority of our receivables are invoiced and collected in U.S. dollars, we have exposure from non-U.S. dollar-denominated sales (consisting of the Euro, British pound sterling, Chinese renminbi, Japanese yen, Brazilian real, Australian dollar, and New Zealand dollar) and operating expenses (primarily the Euro, Indian rupee, British pound sterling, Chinese renminbi, Japanese yen, Brazilian real, and Australian dollar) in foreign countries.

In preparing our consolidated financial statements, we must remeasure and translate balance sheet and income statement amounts into U.S. dollars. Foreign currency assets and liabilities are remeasured from the transaction currency into the functional currency at current exchange rates, except for non-monetary assets and capital accounts, which are remeasured at historical exchange rates. Revenue and expenses are remeasured at monthly exchange rates, which approximate average exchange rates in effect during each period. Gains or losses from foreign currency remeasurement are included in interest and other income (expense), net. Net gains or losses resulting from foreign currency transactions, including hedging gains and losses, are reported in interest and other income (expense), net, and were a gain (loss) of $(0.3), $0.6, and $(1.2) million for the years ended December 31, 2013, 2012, and 2011, respectively.

For those subsidiaries that operate in a local currency functional environment, all assets and liabilities are translated into U.S. dollars using current exchange rates, while revenue and expenses are translated using monthly exchange rates, which approximate the average exchange rates in effect during each period. Resulting translation adjustments are reported as a separate component of OCI, adjusted for deferred income taxes. The cumulative translation adjustment balance at December 31, 2013 and 2012 was an unrealized gain (loss) of $(1.6) and $0.1 million, respectively.

Based on our assessment of the salient economic indicators discussed in ASC 830-10-55-5, Foreign Currency Matters, we consider the U.S. dollar to be the functional currency for each of our international subsidiaries except for our Brazilian subsidiary, Metrics, for which we consider the Brazilian real to be the subsidiary’s functional currency; our German subsidiaries, EFI GmbH, Alphagraph, and Lector, for which we consider the Euro to be the subsidiaries’ functional currency; our Japanese subsidiary, Electronics For Imaging Japan KK, for which we consider the Japanese yen to be the subsidiary’s functional currency; our Spanish subsidiary, Cretaprint, for which we consider the Euro to be the subsidiary’s functional currency; our New Zealand subsidiary contains the Prism operations in New Zealand for which we consider the New Zealand dollar to the functional currency; our Australian subsidiary contains the Prism, OPS, and Metrix operations in Australia for which we consider the Australian dollar to the functional currency; our U.K. subsidiaries, Electronics For Imaging United Kingdom Limited and Technique, for which we consider the British pound sterling to be the subsidiaries’ functional currency; and our subsidiary in the People’s Republic of China, which contains the operations of our Cretaprint sales and support center for which we consider the renminbi to be the functional currency.

Recent Accounting Pronouncements

See Note 1—The Company and Its Significant Accounting Policies of the Notes to Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption.

Liquidity and Capital Resources

Overview

Cash, cash equivalents, and short-term investments decreased by $10.0 million to $355.0 million as of December 31, 2013 from $365.0 million as of December 31, 2012. This decrease was primarily due to purchases of property and equipment of $49.7 million, consisting primarily of our new corporate headquarters facility in Fremont, California, the acquisitions of PrintLeader, GamSys, Metrix, and Lector for $13.5 million, net of cash acquired, additional payments related to the acquisitions of Cretaprint, OPS, and Technique of $1.2 million, acquisition-related contingent consideration payments of $15.1 million excluding the portion included in operating activities, repayment of acquired business debt of $1.9 million, net settlement of shares for employee common stock related tax liabilities and the stock option exercise price of $13.9 million, and treasury stock purchases of $21.8 million, partially offset by cash flows provided by operating activities of $89.3 million, proceeds from ESPP purchases of $7.1 million, and proceeds from common stock option exercises of $5.2 million.

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

(in thousands)	2013	2012	2011
Cash and cash equivalents	$177,084	$283,996	$120,058
Short-term investments	177,957	80,966	99,100

Total cash, cash equivalents, and short-term investments	$355,041	$364,962	$219,158

Net cash provided by operating activities	$89,339	$53,354	$72,196
Net cash provided by (used for) investing activities	(161,862)	133,115	(40,378)
Net cash used for financing activities	(33,390)	(22,741)	(37,636)
Effect of foreign exchange rate changes on cash and cash equivalents	(999)	210	(487)

Increase (decrease) in cash and cash equivalents	$(106,912)	$163,938	$(6,305)

As of December 31, 2013, we have approximately $70.5 million of unremitted earnings, which are not available to meet our operating and working capital requirements as these amounts have been permanently reinvested. Cash, cash equivalents, and short-term investments held outside of the U.S. in various foreign subsidiaries were $62.9 and $83.6 million as of December 31, 2013 and 2012, respectively. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. federal and state income taxes on some or all of these funds. However, our intent is to indefinitely reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

Based on past performance and current expectations, we believe that our cash, cash equivalents, short-term investments, and cash generated from operating activities will satisfy our working capital, capital expenditure, investment, stock repurchase, commitments (see Note 8 of the Notes to Consolidated Financial Statements), and other liquidity requirements associated with our existing operations through at least the next twelve months. We believe that the most strategic uses of our cash resources include acquisitions, strategic investments to gain access to new technologies, repurchases of shares of our common stock, and working capital. At December 31, 2013, cash, cash equivalents, and short-term investments available were $355.0 million. We believe that our liquidity position and capital resources are sufficient to meet our operating and working capital needs.

Operating Activities

Net cash provided by operating activities was $89.3, $53.4, and $72.2 million for the years ended December 31, 2013, 2012, and 2011, respectively.

Net cash provided by operating activities in 2013 consists primarily of net income of $109.1 million offset by non-cash charges and credits of $1.8 million and the net change in operating asset and liabilities of $18.0 million. Non-cash charges and credits of $1.5 million consist primarily of $28.8 million of depreciation and amortization, $25.8 million of stock-based compensation expense, provision for inventory obsolescence of $4.5 million, provision for allowance for bad debts and sales-related allowances of $9.6 million, and deferred tax expense of $53.8 million, offset by $118.5 million gain on sale of building and land, net of relocation costs paid, $1.6 million of contingent consideration payments, and $4.2 million of other non-cash credits, charges, and provisions. The net change in operating assets and liabilities of $18.3 million consists primarily of increases in inventories, accounts receivable, and other current assets of $13.7, $4.4, and $7.1 million, respectively, and decreases in net taxes payable of $4.6 million, partially offset by increases in accounts payable and accrued liabilities of $11.8 million.

Accounts Receivable

Our primary source of operating cash flow is the collection of accounts receivable from our customers. One measure of the effectiveness of our collection efforts is average days sales outstanding for accounts receivable (“DSO”). DSOs were 61, 71, and 52 days at December 31, 2013, 2012, and 2011, respectively. We calculate DSO by dividing net accounts receivable at the end of the quarter by revenue recognized during the quarter, multiplied by the total days in the quarter.

DSOs decreased during the year ended December 31, 2013, compared with December 31, 2012, due to improvements in the efficiency of Cretaprint’s cash conversion cycle and the deferral of annual Productivity Software maintenance billings until 2014. We expect DSOs to vary from period to period because of changes in the mix of business between direct customers and end user demand driven through the leading printer manufacturers, the effectiveness of our collection efforts both domestically and overseas, and variations in the linearity of our sales. As the percentage of Industrial Inkjet and Productivity Software related revenue increases, we expect DSOs may trend higher. Our DSOs related to the Industrial Inkjet and Productivity Software operating segments are traditionally higher than those related to the significant printer manufacturer customers / distributors in our Fiery operating segment as, historically, they have paid on a more timely basis.

We have facilities in Spain that enable us to sell to third parties, on an ongoing basis, certain trade receivables without recourse. The trade receivables sold without recourse are generally short-term receivables with payment due dates of less than one year, which are secured by international letters of credit. We also have facilities in the U.S. that enable us to sell to third parties, on an ongoing basis, certain trade receivables with recourse. The trade receivables sold with recourse are generally short-term receivables with payment due dates of less than 30 days from date of sale, which are subject to a servicing obligation.

Trade receivables sold cumulatively under these facilities were $8.3 and $12.9 million throughout 2013 on a nonrecourse and recourse basis, respectively, which approximates the cash received. We report collections from the sale of trade receivables to third parties as operating cash flows in the Consolidated Statements of Cash Flows, because such receivables are the result of an operating activity and the associated interest rate risk is de minimis.

Inventories

Our inventories are procured primarily in support of the Industrial Inkjet and Fiery operating segments. The majority of our Industrial Inkjet products are manufactured internally, while Fiery production is primarily outsourced. This results in lower inventory turnover for Industrial Inkjet inventories compared with Fiery inventories.

Our net inventories increased by $10.0 million from $58.3 million in 2012 to $68.3 million in 2013 driven by increased revenue. Inventory turnover was comparable at 5.3 turns during the quarter ended December 31, 2013 compared with 5.4 turns during the quarter ended December 31, 2012. We calculate inventory turnover by dividing annualized current quarter cost of revenue by ending inventories.

Accounts Payable, Accrued and Other Liabilities, and Net Income Taxes Payable

Our operating cash flows are impacted by the timing of payments to our vendors for accounts payable and by our accrual of liabilities. The change in accounts payable, accrued and other liabilities, and net income taxes payable increased our cash flows provided by operating activities by $7.2, $8.9, and $9.3 million in 2013, 2012, and 2011, respectively. Our working capital, defined as current assets minus current liabilities, was $399.4 and $262.8 million at December 31, 2013 and 2012, respectively.

In accordance with ASC 805, our working capital was impacted at December 31, 2012, by the adjustment required to reflect the preliminary accounting for business acquisitions as if the adjustments occurred on the acquisition date. Accordingly, we have increased goodwill and accrued and other liabilities by $1.2 million in the aggregate at December 31, 2012 to reflect opening balance sheet adjustments related to our acquisitions of Cretaprint, OPS, and Technique.

Investing Activities

	2013	2012	2011
Purchases of short-term investments	$(145,088)	$(64,528)	$(99,155)
Proceeds from sales and maturities of short-term investments	47,375	80,992	101,716
Purchases, net of proceeds from sales, of property and equipment	(49,815)	(6,147)	(9,828)
Proceeds from sale of building and land, net of direct transaction costs	91	179,173	—
Businesses purchased, net of cash acquired, and post-acquisition non-competition agreements	(14,688)	(61,591)	(36,690)
Proceeds from sale of minority investment in a privately-held company	75	—	2,866
Proceeds from notes receivable of acquired businesses	188	5,216	713

Net cash provided by (used for) investing activities	$(161,862)	$133,115	$(40,378)

Acquisitions

PrintLeader, GamSys, Metrix, and Lector were acquired in 2013 for $13.5 million in cash, net of cash acquired, including accounts receivable payments of $0.6 million in 2013, which were dependent on collections, plus additional future cash earnouts contingent on achieving certain performance targets.

Purchase price adjustments of $1.2 million were paid related to the Cretaprint, OPS, and Technique acquisitions in 2013.

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

Earnout payments of $0.6 and $2.9 million were made during the years ended December 31, 2012 and 2011, respectively, relating to previously accrued Pace Systems Group, Inc. (“Pace”) contingent consideration liabilities. Pace was acquired prior to the effective date of ASC 805; consequently, related earnout payments are classified as investing activities.

Property and Equipment

Net purchases of property and equipment were $49.8, $6.1, and $9.8 million in 2013, 2012, and 2011, respectively, including the purchase of our corporate headquarters facility in Fremont, California. Our property and equipment additions have historically been funded from operating activities. We anticipate that we will continue to purchase necessary property and equipment in the normal course of our business. The amount and timing of these purchases and the related cash outflows in future periods is difficult to predict and is dependent on a number of factors including the hiring of employees, the rate of change in computer hardware/ software used in our business, and our business outlook.

On November 1, 2012, we sold the 294,000 square foot building located at 303 Velocity Way in Foster City, California, which at that time served as our corporate headquarters, along with approximately four acres of land and certain other assets related to the property, to Gilead for cash proceeds of $179.3 million, net of direct transaction costs paid in 2012. Direct transaction costs consist primarily of documentary transfer and title costs, legal fees, and other expenses. We used the facility until October 31, 2013, for which period rent was not required to be paid. This constituted a form of continuing involvement that prevented gain recognition. Until we vacated the building, the proceeds from the sale and accrued interest were accounted for as deferred proceeds from property transaction on our Consolidated Balance Sheet.

On April 26, 2013, we purchased an approximately 119,000 square feet cold shell building in Fremont, California, for $21.5 million. We have incurred build-out and construction costs, including furniture and equipment, of $20.8 million as of December 31, 2013, excluding capitalized interest, related to this facility. We also entered into a 15-year lease agreement, pursuant to which we will lease approximately 59,000 square feet of an adjacent building for an aggregate amount of $18.4 million over the lease term. We have incurred tenant improvement costs and expenses related to this facility of $4.9 million as of December 31, 2013, excluding capitalized interest. Of the build-out and construction costs related to the purchased building, the tenant improvements related to the leased building, and the furniture and equipment related to both buildings that were incurred as of December 31, 2013 of $25.7 million, the amount paid as of December 31, 2013 was $18.5 million.

The first rent payment is not due until September 2016. Please refer to Note 8 – Commitments and Contingencies for additional information. This location now serves as our worldwide corporate headquarters, as well as engineering, marketing, and administrative operations for our Fiery operating segment. We relocated our former headquarters prior to October 31, 2013.

Investments

Purchases of marketable securities, net of proceeds from sales and maturities, were $97.7 million in 2013. Proceeds from sales and maturities of marketable securities, net of purchases, were $16.5 and $2.6 million in 2012 and 2011, respectively. We have classified our investment portfolio as “available for sale.” Our investments are made with a policy of capital preservation and liquidity as primary objectives. We may hold investments in fixed income debt securities to maturity; however, we may sell an investment at any time if the quality rating of the investment declines, the yield on the investment is no longer attractive, or we have better uses for the cash. Since we invest primarily in investment securities that are highly liquid with a ready market, we believe the purchase, maturity, or sale of our investments has no material impact on our overall liquidity.

Other investments, included within other assets, consist of equity and debt investments in privately-held companies that develop products, markets, and services that are considered to be strategic to us. Each of these investments had been fully impaired in prior years. In 2013 and 2011, we sold two of these investments, which we no longer considered to be strategic, and received the proceeds from the sale of $0.1 and $2.9 million, respectively.

Restricted Cash

We are required to maintain restricted cash of $0.2 million as of December 31, 2013 related to customer agreements that were obtained through the Alphagraph acquisition, which is classified as a current asset because the restriction will be released within twelve months.

Financing Activities

Historically, our recurring cash flows provided by financing activities have been from the receipt of cash from the issuance of common stock through the exercise of stock options and for ESPP shares. We received proceeds from the exercise of stock options of $5.2, $12.2, and $1.9 million and employee purchases of ESPP shares of $7.1, $6.8, and $6.1 million in 2013, 2012, and 2011, respectively. While we may continue to receive proceeds from these plans in future periods, the timing and amount of such proceeds are difficult to predict and are contingent on a number of factors including the price of our common stock, the number of employees participating in the plans, and general market conditions. We anticipate that cash provided from the exercise of stock options may decline over time as we shift to issuance of RSUs, rather than stock options.

The primary use of funds for financing activities in 2013, 2012, and 2011 was $35.7, $35.2, and $45.8 million, respectively, of cash used to repurchase outstanding shares of our common stock including cash used for net settlement of the exercise price of certain stock options and tax withholding obligations incurred in connection with such exercises and employee common stock related tax liabilities. On August 31, 2012, our board of directors approved the repurchase of $100 million of outstanding common stock. Under this publicly announced plan, we repurchased 0.7 and 1.3 million shares for an aggregate purchase price of $19.3 and $22.9 million during the years ended December 31, 2013 and 2012, respectively.

On November 6, 2013, the board of directors cancelled $58 million remaining for repurchase under the 2012 authorization and approved a new authorization to repurchase of $200 million of outstanding common stock. This authorization expires in November 2016. Under this publicly announced plan, we repurchased 0.1 million shares for an aggregate purchase price of $2.5 million during the year ended December 31, 2013.

See Item 5—Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities for further discussion of our common stock repurchase programs.

Earnout payments during the year ended December 31, 2013 of $8.9, $4.5, $1.9, $0.7, and $0.6 million, respectively, related to previously accrued Cretaprint, Metrics, Radius, Alphagraph, and Streamline contingent consideration liabilities. Earnout payments made in 2012 related to previously accrued FX Colors, Streamline, and Radius contingent consideration liabilities of $0.1, $0.6, and $0.3 million, respectively. The portion of the Radius earnout representing performance targets achieved in excess of amounts assumed in the opening balance sheet as of the acquisition date was $1.6 million and is reflected as cash used for operating activities in the Consolidated Statement of Cash Flows.

Earnout payments made in 2011 related to previously accrued Radius contingent consideration liabilities of $2.1 million. The portion of the Radius earnout representing performance targets achieved in excess of amounts assumed in the opening balance sheet as of the acquisition date was $0.4 million and was reflected as cash used for operating activities in the Consolidated Statement of Cash Flows.

Other Commitments

Our Industrial Inkjet inventories consist of raw materials and finished goods, print heads, frames, digital UV ink, and other components in support of our internal manufacturing operations and solvent ink, which is purchased from third party contract manufacturers responsible for manufacturing our solvent ink. Our Fiery inventory consists primarily of raw materials and finished goods, memory subsystems, processors, and ASICs, which are sold to third party contract manufacturers responsible for manufacturing our products. Should we decide to purchase components and manufacture Fiery DFEs internally, or should it become necessary for us to purchase and sell components other than processors, ASICs, or memory subsystems to our contract manufacturers, inventory balances and potentially property and equipment would increase significantly, thereby reducing our available cash resources. Further, the inventories we carry could become obsolete, thereby negatively impacting our financial condition and results of operations. We are also reliant on several sole source suppliers for certain key components and could experience a further significant negative impact on our financial condition and results of operations if such supplies were reduced or not available.

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

Contractual Obligations

The following table summarizes our significant contractual obligations at December 31, 2013 and the effect such obligations are expected to have on our liquidity and cash flows in future periods. This table excludes amounts already recorded on our balance sheet as liabilities at December 31, 2013, with the exception of acquisition-related contingent consideration liabilities.

	Payments due by period
(in thousands)	Total	Less than 1 year	Between 1-3 years	Between 3-5 years	More than 5 years
Operating lease obligations	$35,564	$5,110	$6,425	$6,486	$17,543
Contingent consideration liabilities(1)	21,052	14,803	6,249	—	—
Purchase obligations(2)	25,452	25,452	—	—	—

Total(2)	$82,068	$45,365	$12,674	$6,486	$17,543

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

Purchase obligations in the table above include agreements to purchase goods or services that are enforceable, non-cancellable, and legally binding and that specify all significant terms including fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude purchase orders for raw materials and other goods and services that are cancelable without penalty. Our purchase orders are based on current manufacturing needs and are generally fulfilled by our vendors within short time horizons. We also enter into contracts for outsourced services; however, the obligations under these contracts were not significant and the contracts generally contain clauses allowing for cancellation without significant penalty.

The expected timing of payment for the obligations listed above is estimated based on current information. Timing of payments and actual amounts paid may be different depending on when the goods or services are received or changes to agreed-upon amounts for some obligations.

The above table does not reflect unrecognized tax benefits of $33.0 million, the timing of which is uncertain. See Note 11—Income Taxes of the Notes to the Consolidated Financial Statements for additional discussion of unrecognized tax benefits.

Off-Balance Sheet Financing

Synthetic Lease Arrangements

The Lease covering our Foster City office facility located at 303 Velocity Way, Foster City, California, was terminated on November 1, 2012 in conjunction with the sale of building and land to Gilead. The Lease provided a cost effective means of providing adequate office space for our corporate offices and was scheduled to expire by its terms in July 2014. The Lease included an option allowing us to purchase the facility during or at the end of the lease term for the amount that the lessor paid for the facility ($56.9 million). The funds pledged under the Lease were in LIBOR-based interest bearing accounts, which were restricted as to withdrawal at all times.

On November 1, 2012, we sold the 294,000 square foot 303 Velocity Way building, along with approximately four acres of land and certain other assets related to the property, for $179.7 million. We exercised our purchase option with respect to the Lease in connection with the sale of the building and land and terminated the corresponding Lease. We continued to use the facility until October 31, 2013 while we located, purchased, and completed building improvements in the new corporate headquarters facility in Fremont, California. Rent was not required to be paid to Gilead for our use of the Foster City facility during this period. This constituted a form of continuing involvement that prevented gain recognition. Until we vacated the building, the proceeds from the sale were accounted for as deferred proceeds from property transaction on our Consolidated Balance Sheet, which was $180.2 million on December 31, 2012, including imputed interest costs. The $56.9 million of previously pledged funds were classified as land, buildings, and improvements within property and equipment, net, in the Consolidated Balance Sheet as of December 31, 2012.

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

Market Risk

We are exposed to various market risks. Market risk is the potential loss arising from adverse changes in market rates and prices, general credit, foreign currency exchange rate fluctuations, liquidity, and interest rate risks, which may be exacerbated by the tight global credit market and increase in economic uncertainty that have affected various sectors of the financial market and continue to cause credit and liquidity issues. We do not enter into derivatives or other financial instruments for trading or speculative purposes. We may enter into financial instrument contracts to manage and reduce the impact of changes in foreign currency exchange rates on earnings and cash flows. The counterparties to such contracts are major financial institutions. We hedge our operating expense exposure in Indian rupees. The notional amount of our Indian rupee cash flow hedge was $2.5 million at December 31, 2013. We hedge balance sheet remeasurement exposures using forward contracts not designated as hedging instruments with a notional amount of $24.7 million at December 31, 2013 consisting of Euro-denominated intercompany loans.

We had not entered into hedges against any other currency exposures as of December 31, 2013, but we may consider hedging against movements in other currencies in the future. See Financial Risk Management below for a discussion of European market risk.

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

Hypothetical changes in the fair values of financial instruments held by us at December 31, 2013 that are sensitive to changes in interest rates are presented below. The modeling technique measures the change in fair value arising from selected potential changes in interest rates. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 100 basis points over a twelve month time horizon (in thousands):

Valuation of securities assuming an interest rate decrease of 100 basis points	No change in interest rates	Valuation of securities assuming an interest rate increase of 100 basis points
$ 183,899	$ 182,913	$ 181,189

Foreign Currency Exchange Risk

A large portion of our business is conducted in countries other than the U.S. We are primarily exposed to changes in exchange rates for the Euro, British pound sterling, Indian rupee, Japanese yen, Brazilian real, Chinese renminbi, and Australian dollar. Although the majority of our receivables are invoiced and collected in U.S. dollars, we have exposure from non-U.S. dollar-denominated sales (consisting of the Euro, British pound sterling, Japanese yen, Brazilian real, Chinese renminbi, Australian dollar, and New Zealand dollar) and operating expenses (primarily the Euro, British pound sterling, Chinese renminbi, Japanese yen, Indian rupee, Brazilian real, and Australian dollar) in foreign countries. We can benefit from a weaker dollar and we can be adversely affected from a stronger dollar relative to major currencies world-wide. Accordingly, changes in exchange rates, and in particular a weakening of the U.S. dollar, may adversely affect our consolidated operating expenses and operating income (loss) as expressed in U.S. dollars. We hedge our operating expense exposure in Indian rupees. The notional amount of our Indian rupee cash flow hedge was $2.5 million at December 31, 2013. We also hedge balance sheet remeasurement exposures using forward contracts not designated as hedging instruments with a notional amount of $24.7 million at December 31, 2013 consisting of Euro-denominated intercompany loans. We had not entered into hedges against any other currency exposures as of December 31, 2013, but we may consider hedging against movements in other currencies in the future. See Financial Risk Management below for a discussion of European market risk.

The impact of hypothetical changes in foreign exchanges rates on revenue and income from operations are presented below. The modeling technique measures the change in revenue and income from operations resulting from changes in selected foreign exchange rates with respect to the Euro and British pound sterling of plus or minus one percent during the nine months ended December 31, 2013 as follows (in thousands):

	Impact of a foreign exchange rate decrease of one percent	No change in foreign exchange rates	Impact of a foreign exchange rate increase of one percent
Revenue	$729,214	$727,693	$726,172

Income from operations	$175,095	$174,648	$174,201

Financial Risk Management

As a global concern, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results. Our exposures are related to non-U.S. dollar denominated sales in Europe, Japan, the U.K., Latin America, China, Australia, and New Zealand and are primarily related to operating expenses in Europe, India, Japan, the U.K., China, Brazil, and Australia. We hedge our operating expense exposure in Indian rupees. We also hedge certain balance sheet remeasurement exposures using forward contracts not designated as hedging instruments. We had not entered into hedges against any other currency exposures as of December 31, 2013, but we may consider hedging against movements in other currencies as well as adjusting the hedged portion of our Indian rupee exposure in the future.

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

SEC Division of Corporation Finance Disclosure Guidance Topic 4 (“Guidance Topic 4”), European Sovereign Debt, encourages registrants to discuss their exposure to the uncertainty in the European economy. Specifically, registrants are asked to disclose their European debt by counterparty (i.e., sovereign and non-sovereign) and by country. We have no European sovereign debt investments. Our European debt and money market investments consist of non-sovereign corporate debt included within money market funds and corporate debt securities of $24.6 million, which represents 14% of our money market funds and corporate debt securities at December 31, 2013. Our European debt investments are with corporations domiciled in the northern and central European countries of Sweden, Germany, Netherlands, Switzerland, Luxembourg, Norway, France, Belgium, and the U.K. We do not have any investments in the higher risk “southern European” countries (i.e., Greece, Spain, Portugal, and Italy) or in Ireland. We believe that we do not have significant exposure with respect to our money market and corporate debt investments in Europe. Nevertheless, we do have some exposure due to the interdependencies among the European Union countries.

Since Europe represents a significant portion of our revenue and cash flow, Guidance Topic 4 encourages disclosure of our European concentrations of credit risk regarding gross receivables, related reserves, and aging on a region or country basis, and the impact on liquidity with respect to estimated timing of receivable payments. Since Europe is composed of varied countries and regional economies, our European risk profile is somewhat more diversified due to the varying economic conditions among the countries. Approximately 28% of our receivables are with European customers as of December 31, 2013. Of this amount, 25% of our European receivables (7% of consolidated net receivables) are in the higher risk southern European countries (mostly Spain, Portugal, and Italy), which are adequately reserved. The ongoing relocation of the ceramic tile industry from southern Europe to the emerging markets of China, India, Brazil, and Indonesia will reduce our exposure to credit risk in southern Europe.

Item 8: Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Electronics For Imaging, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Electronics For Imaging, Inc. and its subsidiaries at December 31, 2013 and December 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded J.J.F Enterprises, Inc., doing business as PrintLeader Software (“PrintLeader”), GamSys Software SPRL (“GamSys”), Metrix Software (“Metrix”), and Lector Computersysteme GmbH (“Lector”) from its assessment of internal control over financial reporting as of December 31, 2013 because they were acquired by the Company in purchase business combinations during 2013. We have also excluded PrintLeader, GamSys, Metrix, and Lector from our audit of internal control over financial reporting. PrintLeader, GamSys, Metrix, and Lector are wholly-owned by the Company with total assets and total revenue representing 2.3% and 0.4%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2013.

/S/    PRICEWATERHOUSECOOPERS LLP

San Jose, California

February 19, 2014

Electronics For Imaging, Inc.

Consolidated Balance Sheets

	December 31,
(in thousands)	2013	2012
Assets
Current assets:
Cash and cash equivalents	$177,084	$283,996
Short-term investments, available for sale	177,957	80,966
Accounts receivable, net of allowances of $16.4 and $12.9 million, respectively	130,717	135,110
Inventories	68,345	58,343
Income taxes receivable and deferred tax assets	20,945	54,034
Other current assets	25,516	20,843

Total current assets	600,564	633,292
Property and equipment, net	84,829	86,582
Goodwill	233,203	219,456
Intangible assets, net	68,722	80,244
Deferred tax assets	34,300	52,587
Other assets	4,766	2,810

Total assets	$1,026,384	$1,074,971

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$75,132	$63,446
Deferred proceeds from property transaction	—	180,216
Accrued and other liabilities	78,515	79,018
Deferred revenue	42,569	40,229
Income taxes payable and deferred tax liabilities	4,654	7,562

Total current liabilities	200,870	370,471
Imputed financing obligation	11,500	—
Noncurrent contingent and other liabilities	6,815	17,742
Noncurrent deferred tax liabilities	6,738	6,210
Noncurrent income taxes payable	33,011	29,755

Total liabilities	258,934	424,178

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 150,000 shares authorized; 47,370 and 79,193 shares issued, respectively	474	792
Additional paid-in capital	474,330	764,870
Treasury stock, at cost, 396 and 33,045 shares, respectively	(12,897)	(569,576)
Accumulated other comprehensive income (loss)	(1,388)	269
Retained earnings	306,931	454,438

Total stockholders’ equity	767,450	650,793

Total liabilities and stockholders’ equity	$1,026,384	$1,074,971

See accompanying notes to consolidated financial statements.

Electronics For Imaging, Inc.

Consolidated Statements of Operations

	For the years ended December 31,
(in thousands, except per share amounts)	2013	2012	2011
Revenue	$727,693	$652,137	$591,556
Cost of revenue(1)	332,527	297,316	260,573

Gross profit	395,166	354,821	330,983
Operating expenses (gains):
Research and development(1)	128,124	120,298	115,901
Sales and marketing(1)	137,583	125,513	119,487
General and administrative(1)	47,755	50,727	53,756
Amortization of identified intangibles	19,438	18,594	11,248
Restructuring and other (Note 14)	4,834	5,803	3,258
Gain on sale of building and land	(117,216)	—	—

Total operating expenses	220,518	320,935	303,650

Income from operations	174,648	33,886	27,333
Interest and other income (expense), net:	(1,510)	1,137	3,087

Income before income taxes	173,138	35,023	30,420
Benefit from (provision for) income taxes	(64,031)	48,246	(2,955)

Net income	$109,107	$83,269	$27,465

Net income per basic common share	$2.34	$1.79	$0.59

Net income per diluted common share	$2.26	$1.74	$0.58

Shares used in basic per-share calculation	46,643	46,453	46,234

Shares used in diluted per-share calculation	48,359	47,734	47,579

(1) Includes stock-based compensation expense as follows:

	2013	2012	2011
Cost of revenue	$1,817	$1,193	$1,664
Research and development	7,568	5,719	5,724
Sales and marketing	4,500	3,320	4,133
General and administrative	11,885	9,489	11,848

See accompanying notes to consolidated financial statements.

Electronics For Imaging, Inc.

Consolidated Statements of Comprehensive Income

(in thousands)	For the years ended December 31,
	2013	2012	2011
Net income	$109,107	$83,269	$27,465
Net unrealized investment gains (losses):
Unrealized holding gains, net of tax provisions of less than $0.1, $0.1, and less than $0.1 million for the years ended December 31, 2013, 2012, and 2011, respectively	66	198	39
Reclassification adjustments included in net income, net of tax benefits of less than $0.1, $0.1, and $0.1 million for the years ended December 31, 2013, 2012, and 2011, respectively	(23)	(100)	(187)

Net unrealized investment gains (losses)	43	98	(148)
Currency translation adjustments, net of tax benefits (provisions) of $(0.1), $0.6, and less than $(0.1) million for the years ended December 31, 2013, 2012, and 2011, respectively	(1,733)	(1,304)	(1,292)
Other	33	28	(68)

Comprehensive income	$107,450	$82,091	$25,957

See accompanying notes to consolidated financial statements.

Electronics For Imaging, Inc.

Consolidated Statements of Stockholders’ Equity

	Common stock		Additional paid-in capital	Treasury stock		Accumulated Other comprehensive income (loss)	Retained earnings	Total stockholders’ equity
(in thousands)	Shares	Amount		Shares	Amount
Balances as of December 31, 2010	74,456	$745	$692,904	(28,031)	$(488,559)	$2,955	$343,704	$551,749

Comprehensive income (loss), net of tax						(1,508)	27,465	25,957
Exercise of common stock options	146	2	1,986					1,988
Restricted stock vested	1,317	13	(13)					—
Stock-based compensation			23,369					23,369
Stock repurchases				(2,933)	(45,841)			(45,841)
Stock issued pursuant to ESPP	646	6	6,129					6,135
Tax benefit from employee stock plans			1,426					1,426

Balances as of December 31, 2011	76,565	$766	$725,801	(30,964)	$(534,400)	$1,447	$371,169	$564,783

Comprehensive income (loss), net of tax						(1,178)	83,269	82,091
Exercise of common stock options	785	8	12,193					12,201
Restricted stock vested	1,291	13	(13)					—
Stock-based compensation			19,721					19,721
Stock repurchases				(2,081)	(35,176)			(35,176)
Stock issued pursuant to ESPP	552	5	6,752					6,757
Tax benefit from employee stock plans			417					417

Balances as of December 31, 2012	79,193	$792	$764,871	(33,045)	$(569,576)	$269	$454,438	$650,794

Comprehensive income (loss), net of tax						(1,657)	109,107	107,450
Exercise of common stock options	433	4	5,168					5,172
Restricted stock vested	1,159	12	(12)					—
Stock-based compensation			25,770					25,770
Stock repurchases				(1,341)	(35,734)			(35,734)
Stock retirement and cancellation	(33,990)	(340)	(335,459)	33,990	592,413		(256,614)	—
Stock issued pursuant to ESPP	575	6	7,125					7,131
Tax benefit from employee stock plans			6,867					6,867

Balances as of December 31, 2013	47,370	$474	$474,330	(396)	$(12,897)	$(1,388)	$306,931	$767,450

See accompanying notes to consolidated financial statements.

Electronics For Imaging, Inc.

Consolidated Statements of Cash Flows

	For the years ended December 31,
(in thousands)	2013	2012	2011
Cash flows from operating activities:
Net income	$109,107	$83,269	$27,465
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,830	27,032	18,765
Deferred taxes	53,846	(52,821)	(2,691)
Tax benefit from employee stock plans	6,867	417	1,426
Excess tax benefit from stock-based compensation	(7,024)	(1,360)	(2,038)
Provision for bad debts and sales-related allowances	9,595	3,250	2,010
Provision for inventory obsolescence	4,508	3,231	6,991
Stock-based compensation	25,770	19,721	23,369
Contingent consideration payments related to business acquired	(1,563)	—	—
Non-cash acquisition-related compensation costs	940	907	—
Gain on sale of minority investment in a privately-held company	(75)	—	(2,866)
Gain on sale of building and land, net of relocation costs paid	(118,492)	—	—
Other non-cash charges and credits	(4,949)	1,870	1,426
Changes in operating assets and liabilities, net of effect of acquired companies:
Accounts receivable	(4,409)	(29,325)	(3,386)
Inventories	(13,683)	(6,853)	(6,550)
Other current assets	(7,117)	(4,840)	(1,047)
Accounts payable and accrued liabilities	11,819	9,464	2,529
Income taxes payable and receivable, net	(4,631)	(608)	6,793

Net cash provided by operating activities	89,339	53,354	72,196

Cash flows from investing activities:
Purchases of short-term investments	(145,088)	(64,528)	(99,155)
Proceeds from sales and maturities of short-term investments	47,375	80,992	101,716
Purchases, net of proceeds from sales, of property and equipment	(49,815)	(6,147)	(9,828)
Proceeds from sale of building and land, net of direct transaction costs	91	179,173	—
Businesses purchased, net of cash acquired, and post-acquisition non-competition agreements	(14,688)	(61,591)	(36,690)
Proceeds from sale of minority investment in a privately-held company	75	—	2,866
Proceeds from notes receivable of acquired businesses	188	5,216	713

Net cash provided by (used for) investing activities	(161,862)	133,115	(40,378)

Cash flows from financing activities:
Proceeds from issuance of common stock	12,303	18,958	8,123
Purchases of treasury stock and net share settlements	(35,734)	(35,176)	(45,841)
Repayment of debt assumed through business acquisitions	(1,860)	(6,914)	(210)
Contingent consideration payments related to businesses acquired	(15,123)	(969)	(1,746)
Excess tax benefit from stock-based compensation	7,024	1,360	2,038

Net cash used for financing activities	(33,390)	(22,741)	(37,636)

Effect of foreign exchange rate changes on cash and cash equivalents	(999)	210	(487)

Increase (decrease) in cash and cash equivalents	(106,912)	163,938	(6,305)
Cash and cash equivalents at beginning of year	283,996	120,058	126,363

Cash and cash equivalents at end of year	$177,084	$283,996	$120,058

See accompanying notes to consolidated financial statements.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements

Note 1: The Company and Its Significant Accounting Policies

The Company

We are a world leader in customer-centric digital printing innovation focused on the transformation of the printing, packaging, and ceramic tile decoration industries from the use of traditional analog based presses to digital on-demand printing.

Our products include industrial super-wide, wide format, and label and packaging digital inkjet printers that utilize our digital ink, ceramic tile decoration digital inkjet printers, digital inkjet printer parts, and professional services; print production workflow, web-to-print, cross-media marketing, and business process automation solutions; and color DFEs creating an on-demand digital printing ecosystem. Our award-winning business process automation solutions are integrated from creation to print and are vertically integrated with our digital industrial inkjet printers. Our inks include digital UV and LED ink, of which we are the largest world-wide manufacturer, textile dye sublimation, and thermoforming ink. Our product portfolio includes industrial inkjet products (“Industrial Inkjet”), including VUTEk super-wide and EFI wide format industrial digital inkjet printers and related ink, Jetrion label and packaging digital inkjet printing systems and related ink, and Cretaprint digital inkjet printers for ceramic tile decoration; print production workflow, web-to-print, cross-media marketing, and business process automation software (“Productivity Software”), which provides corporate printing, label and packaging, publishing, and mailing and fulfillment solutions for the printing industry; and Fiery DFEs (“Fiery”). Our integrated solutions and award-winning technologies are designed to automate print and business processes, streamline workflow, provide profitable value-added services, and produce accurate digital output.

Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of EFI and our subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

In accordance with ASC 805, we revised previously issued post-acquisition financial information to reflect adjustments to the preliminary accounting for business acquisitions as if the adjustments occurred on the acquisition date. Accordingly, we have increased goodwill and accrued and other liabilities by $1.2 million in the aggregate at December 31, 2012 to reflect opening balance sheet adjustments related to our acquisitions of Cretaprint, OPS, and Technique.

During 2012, we adjusted our accounting for acquisition-related contingent consideration in the Consolidated Statement of Cash Flows, which affected the year ended December 31, 2011. We concluded the impact was immaterial to the prior periods. We have revised the accompanying Consolidated Statement of Cash Flows for the year ended December 31, 2011, which resulted in a decrease of $1.7 million in cash used for investing activities and a corresponding increase in cash used for financing activities. The correction had no impact on the Consolidated Balance Sheets and the Consolidated Statements of Operations for the periods presented.

Use of Estimates

The preparation of consolidated financial statements requires estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, comprehensive income, cash flows, and related disclosure of contingent assets and liabilities. We evaluate our estimates, including those related to revenue recognition, bad debts, inventories and purchase commitments, warranty obligations, litigation, restructuring activities, self-insurance, fair value of financial instruments, stock-based compensation, income taxes, valuation of goodwill and intangible assets, business combinations, build-to-suit lease accounting, and contingencies on an ongoing basis. Estimates are based on historical and current experience, the impact of the current economic environment, and

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

various other assumptions believed to be reasonable under the circumstances at the time of the estimate, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Based on this analysis, there were no other-than-temporary impairments, including credit-related impairments, during the years ended December 31, 2013, 2012, and 2011. We have determined that gross unrealized losses on short-term investments at December 31, 2013 and 2012 are temporary in nature because each investment meets our investment policy and credit quality requirements. We have the ability and intent to hold these investments until they recover their unrealized losses, which may not be until maturity. Evidence that we will recover our investments outweighs evidence to the contrary.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Restricted Cash

We are required to maintain restricted cash of $0.2 million as of December 31, 2013 related to customer agreements that were obtained through the Alphagraph acquisition, which is classified as a current asset because the restriction will be released within twelve months.

Fair Value of Financial Instruments

The carrying amounts of our financial instruments, including cash, cash equivalents, accounts receivable, accounts payable, and accrued and other liabilities, approximate their respective fair values due to the short maturities of these financial instruments. The fair value of our available-for-sale securities, contingent acquisition-related liabilities, self-insurance liability, and derivative instruments are disclosed in Note 6—Investments and Fair Value Measurements of the Notes to Consolidated Financial Statements.

Revenue Recognition

We derive our revenue primarily from product revenue, which includes hardware (DFEs, design-licensed solutions including upgrades, digital industrial inkjet printers including components replaced under maintenance agreements, and ink), software licensing and development, and royalties. We receive service revenue from software license and printer maintenance agreements, customer support, training, and consulting.

We recognize revenue on the sale of DFEs, printers, and ink in accordance with the provisions of SAB 104, and when applicable, ASC 605-25. As such, revenue is generally recognized when persuasive evidence of an arrangement exists, the product has been delivered or services have been rendered, the fee is fixed or determinable, and collection of the resulting receivable is reasonably assured.

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

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

SAB Topic 13.A.3.c.Q3 requires that “If it is determined that the undelivered service is not essential to the functionality of the delivered product, but a portion of the contract fee is not payable until the undelivered service is delivered, the staff would not consider that obligation to be inconsequential or perfunctory. Generally, the portion of the contract price that is withheld or refundable should be deferred until the outstanding service is delivered because that portion would not be realized or realizable.” We deferred an immaterial amount of revenue during the years ended December 31, 2013, 2012, and 2011 because a portion of the customer payment was contingent upon installation.

We assess whether the fee is fixed or determinable based on the terms of the contract or purchase order. We assess collectibility based on a number of factors, including past transaction history with the customer, the creditworthiness of the customer, customer concentrations, current economic trends and macroeconomic conditions, changes in customer payment terms, the length of time receivables are past due, and significant one-time events. We may not request collateral from our customers, although down payments or letters of credit are generally required from Industrial Inkjet and Productivity Software customers as a means to ensure payment. If we determine that collection of a fee is not reasonably assured, we defer the fee and recognize revenue when collection becomes reasonably assured, which is generally upon receipt of cash.

We license our software primarily under perpetual licenses. Revenue from software consists of software licensing, post-contract customer support, and professional consulting. We apply the provisions of ASC 985-605 and, if applicable, SAB 104 and ASC 605-25, to all transactions involving the sale of software products and hardware transactions where the software is not incidental.

We enter into contracts to sell our products and services and, while the majority of our sales agreements contain standard terms and conditions, there are agreements that contain multiple elements or non-standard terms and conditions. As a result, significant contract interpretation is sometimes required to determine the appropriate accounting, including whether the deliverables specified in a multiple element arrangement should be treated as separate units of accounting for revenue recognition purposes, and, if so, how the price should be allocated among the elements and when to recognize revenue for each element. We recognize revenue for delivered elements only when the delivered elements have stand-alone value, uncertainties regarding customer acceptance are resolved, and there are no customer-negotiated refund or return rights for the delivered elements. If the arrangement includes a customer-negotiated refund or right of return relative to the delivered item and the delivery and performance of the undelivered item is considered probable and substantially in our control, the delivered element constitutes a separate unit of accounting. We limit revenue recognition for delivered elements to the amount that is not contingent on the future delivery of products or services, future performance obligations, or subject to customer-specified return or refund privileges. Changes in the allocation of the sales price between elements may impact the timing of revenue recognition, but will not change the total revenue recognized on the contract.

Multiple-Deliverable Arrangements

We adopted ASU 2009-13 and ASU 2009-14 as of the beginning of fiscal 2011 for new and materially modified transactions originating after January 1, 2011.

ASU 2009-13 eliminated the residual method of allocating revenue in multiple deliverable arrangements. In accordance with ASU 2009-13, we recognize revenue in multiple element arrangements involving tangible products containing software and non-software components that function together to deliver the product’s essential functionality by applying the relative sales price method of allocation. The sales price for each element is determined using VSOE, when available (including post-contract customer support, professional services, hosting, and training), or TPE is used. If VSOE or TPE are not available, then BESP is used when applying the relative sales price method for each unit of accounting. When the arrangement includes software and non-software elements, revenue is first allocated to the non-software and software elements as a group based on their

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

relative sales price in accordance with ASC 605-25. Thereafter, the relative sales price allocated to the software elements as a group is further allocated to each unit of accounting in accordance with ASC 985-605. We then defer revenue with respect to the relative sales price that was allocated to any undelivered element.

We have calculated BESP for software licenses and non-software deliverables. We considered several different methods of establishing BESP including cost plus a reasonable margin and stand-alone sales price of the same or similar products and, if available, targeted rate of return, list price less discount, and company published list prices to identify the most appropriate representation of the estimated sales price of our products. Due to the wide range of pricing offered to our customers, we determined that sales price of the same or similar products, list price less discount, and company published list prices were not appropriate methods to determine BESP for our products. Cost plus a reasonable margin and targeted rate of return were eliminated due to the difficulty in determining the cost associated with the intangible elements of each product’s cost structure. As a result, management believes that the best estimate of the sales price of an element is based on the median sales price of deliverables sold in stand-alone transactions and/or separately priced deliverables contained in bundled arrangements. Elements sold as stand-alone transactions and in bundled arrangements during the last three months of 2012 and twelve months of 2013 were included in the calculation of BESP.

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

Multiple element arrangements containing only software elements remain subject to the provisions of ASC 985-605 and must follow the residual method. When several elements of a multiple element arrangement, including software licenses, post-contract customer support, hosting, and professional services, are sold to a customer through a single contract, the revenue from such multiple element arrangements are allocated to each element using the residual method in accordance with ASC 985-605. Revenue is allocated to the support elements and professional service elements of an agreement using VSOE and to the software license elements of the agreement using the residual method. We have established VSOE for professional services and hosting based on the rates charged to our customers in stand-alone orders. We have also established VSOE for post-contract customer support based on substantive renewal rates. Accordingly, software license fees are recognized under the residual method for arrangements in which the software was licensed with maintenance and/or professional services, and where the maintenance and professional services were not essential to the functionality of the delivered software.

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

A lease is classified as a sales-type lease with revenue recognized upon shipment if the lease is determined to be collectible and has no significant uncertainties and if any of the following criteria are satisfied:

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

Long-term Contracts Involving Substantial Customization

We have established our ability to produce estimates sufficiently dependable to require that we follow the percentage of completion method with respect to fixed price contracts where we provide information technology system development and implementation services.

Revenue on such fixed price contracts is recognized over the contract term based on the percentage of development and implementation services that are provided during the period compared with the total estimated development and implementation services to be provided over the entire contract using guidance from ASC 605-35. These services require that we perform significant, extensive, and complex design, development, modification, or implementation activities of our customers’ systems. Performance will often extend over long periods, and our right to receive future payment depends on our future performance in accordance with these agreements.

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

Deferred Revenue and Related Deferred Costs

Deferred revenue represents amounts received in advance for product support contracts, software customer support contracts, consulting and integration projects, or product sales. Product support contracts include stand-alone product support packages, routine maintenance service contracts, and upgrades or extensions to standard

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

product warranties. We defer these amounts when we invoice the customer and then generally recognize revenue either ratably over the support contract life, upon performing the related services, in accordance with the percentage of completion method, or in accordance with our revenue recognition policy. Deferred cost of revenue related to unrecognized revenue on shipments to customers was $6.6 and $2.2 million as of December 31, 2013 and 2012, respectively, and is included in other current assets in our Consolidated Balance Sheets.

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

Financing Receivables

ASC 310, Receivables, requires disclosures regarding the credit quality of our financing receivables and allowance for credit losses. ASC 310 further requires disclosure of credit quality indicators, past due information, and modifications of our financing receivables. Our financing receivables were $5.2 and $2.3 million consisting of $4.3 and $0.9 million of sales-type lease receivables, included within other current assets and other assets, and $0.9 and $1.4 million of trade receivables having a contractual maturity in excess of one year at December 31, 2013 and 2012, respectively. The credit quality of financing receivables are evaluated on the same basis as trade receivables. We have not experienced material amounts of past due financing receivables.

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

Our Fiery products, which constitute approximately 35% of our revenue, are primarily sold to a limited number of leading printer manufacturers. Although end customer and reseller channel preference for Fiery products drives demand, most Fiery revenue relies on these significant printer manufacturer / distributors to design, develop, and integrate Fiery technology into their print engines. We expect that we will continue to depend on a relatively small number of leading printer manufacturers for a significant portion of our revenue, although their significance is expected to decline in future periods as our revenue increases from Industrial Inkjet and Productivity Software products. We generally have experienced longer accounts receivable collection cycles in

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

our Industrial Inkjet and Productivity Software operating segments compared to our Fiery operating segment as, historically, the leading printer manufacturers have paid on a more timely basis. Down payments are generally required from Industrial Inkjet and Productivity Software customers as a means to ensure payment.

Since Europe is composed of varied countries and regional economies, our European risk profile is somewhat more diversified due to the varying economic conditions among the countries. Approximately 28% of our receivables are with European customers as of December 31, 2013. Of this amount, 25% of our European receivables (7% of consolidated net receivables) are in the higher risk southern European countries (mostly Spain, Portugal, and Italy), which are adequately reserved. The ongoing relocation of the ceramic tile industry from southern Europe to the emerging markets of China, India, Brazil, and Indonesia will reduce our exposure to credit risk in southern Europe.

We rely on certain sole-source suppliers for key components of our products. We conduct our business with our component suppliers solely on a purchase order basis. Any disruption in the supply of key components would result in our inability to manufacture our products.

We subcontract the manufacture of our Fiery DFEs, certain Industrial Inkjet subassemblies, and solvent ink. We rely on the ability of our subcontractors to manufacture the products sold to our customers. A high concentration of our Fiery products is manufactured at one subcontractor location. If the subcontractor lost production capabilities at this facility, we would experience delays in delivering product to our customers. We do not maintain long-term agreements with our subcontractors, which could lead to an inability of our subcontractors to fill our orders.

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

Accounts Receivable Sales Arrangements

We have facilities in Spain that enable us to sell to third parties, on an ongoing basis, certain trade receivables without recourse. Trade receivables sold without recourse are generally short-term receivables with payment due dates of less than one year, which are secured by international letters of credit. Trade receivables sold under these facilities were $8.3 and $4.3 million during the years ended December 31, 2013 and 2012, respectively, which approximates the cash received.

We have facilities in the U.S. that enable us to sell to third parties, on an ongoing basis, certain trade receivables with recourse. The trade receivables sold with recourse are generally short-term receivables with payment due dates of less than 30 days from the date of sale, which are subject to a servicing obligation. Trade receivables sold under these facilities were $12.9 and $2.1 million during the years ended December 31, 2013 and 2012, respectively, which approximates the cash received.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

In accordance with ASC 860-20, Transfers and Servicing, trade receivables are derecognized from our Consolidated Balance Sheet when sold to third parties upon determining that such receivables are presumptively beyond the reach of creditors in a bankruptcy proceeding. The recourse obligation is measured using market data from similar transactions and the servicing liability is determined based on the fair value that a third party would charge to service these receivables. Both liabilities were determined to not be material at December 31, 2013 and 2012.

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

We estimate potential future inventory obsolescence and purchase commitments to evaluate the need for inventory reserves. Current economic trends, changes in customer demand, product design changes, product life and demand, and the acceptance of our products are analyzed to evaluate the adequacy of such reserves. Material differences may result in changes in the amount and timing of our net income for any period, if we made different judgments or utilized different estimates.

Property and Equipment, Net

Property and equipment is recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows: desktop and laptop computers (two years); computer server equipment (three years); software under perpetual licenses (three to five years); manufacturing, testing, and other equipment (three years); tooling (lesser of three years or the product life); research and development equipment with alternative future uses (three years); equipment leased to customers on operating leases (three years); furniture (seven years); land improvements such as parking lots or sidewalks (seven years); leasehold improvements (lesser of five years or the lease term); building improvements (five to ten years); building under a build-to-suit lease (forty years); and purchased buildings (forty years).

When assets are disposed, the asset and accumulated depreciation are removed from our records and the related gain or loss is recognized in our results of operations. The cost and related accumulated depreciation applicable to property and equipment sold or no longer in service are eliminated from the accounts and any gain or loss is included in interest and other income (expense), net.

Depreciation expense was $9.4, $8.4, and $7.4 million for the years ended December 31, 2013, 2012, and 2011, respectively.

Repairs and maintenance expenditures, which are not considered improvements and do not extend the useful life of property and equipment, are expensed as incurred.

Internal Use Software

In accordance with ASC 350-40, Intangibles—Goodwill and Other—Internal-Use Software, software development costs, including costs incurred to purchase third party software, are capitalized during the application development stage when we determine that certain factors are present including, among others, that

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

technology exists to achieve the performance requirements, management has committed to funding the project, and conceptual formulation, design, and testing of possible software alternatives (preliminary project phase) have all been completed. Costs incurred during preliminary project phase, post-implementation / operational phase, process re-engineering, training, and maintenance must be expensed as incurred. The accumulation of software costs to be capitalized ceases when the software is substantially developed and is ready for its intended use. Capitalized internal use software is amortized over an estimated useful life of three years using the straight-line method.

Goodwill

We perform our annual goodwill impairment analysis in the fourth quarter of each year. ASU 2011-08, Intangibles—Goodwill and Other (Topic 350), Testing Goodwill for Impairment, provides that a simplified analysis of goodwill impairment may be performed consisting of a qualitative assessment to determine whether further impairment testing is necessary. Due to the significant additions to goodwill resulting from the business combinations completed in recent years, we determined that the quantitative analysis should be performed.

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

Our goodwill valuation analysis is based on our respective reporting units (Industrial Inkjet, Productivity Software, and Fiery), which are consistent with our operating segments identified in Note 15—Segment Information, Geographic Regions, and Major Customers of the Notes to Consolidated Financial Statements. We determined the fair value of our reporting units as of December 31, 2013 by equally weighting the market and income approaches. Under the market approach, we estimated fair value based on market multiples of revenue or earnings of comparable companies. Under the income approach, we estimated fair value based on a projected cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Based on our valuation results, we have determined that the fair values of our reporting units exceed their carrying values. Industrial Inkjet, Productivity Software, and Fiery fair values are $540, $262, and $368 million, respectively, which exceed carrying value by 284%, 209%, and 398%, respectively.

Please see Note 5—Goodwill and Long-Lived Intangible Assets of the Notes to Consolidated Financial Statements.

Long-lived Assets, including Intangible Assets

We evaluate potential impairment with respect to long-lived assets whenever events or changes in circumstances indicate their carrying amount may not be recoverable. No asset impairment charges were recognized during the years ended December 31, 2013, 2012, or 2011.

Intangible assets are evaluated for impairment based on their estimated future undiscounted cash flows. Based on this analysis, no impairment of intangible assets, excluding goodwill, was recognized in 2013, 2012, or 2011.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Intangible assets acquired to date are being amortized on a straight-line basis over periods ranging from 2 to 18 years. No changes have been made to the useful lives of amortizable identifiable intangible assets in 2013, 2012, or 2011. Intangible amortization expense was $19.4, $18.6, and $11.2 million for the years ended December 31, 2013, 2012, or 2011, respectively.

Other investments, included within other assets, consist of equity and debt investments in privately-held companies that develop products, markets, and services that are strategic to us. In-substance common stock investments in which we exercise significant influence over operating and financial policies, but do not have a majority voting interest, are accounted for using the equity method of accounting. Investments not meeting these requirements are accounted for using the cost method of accounting. As of December 31, 2013, our investments in privately-held companies were accounted for under the cost method.

We previously assessed each investee’s technology pipeline and market conditions in the industry and ability to sustain an earnings capacity that would justify its carrying amount in accordance with ASC 323-10-35-32. We determined it is no longer probable that they will generate sufficient positive future cash flows to recover the carrying amount of each investment. Therefore, we previously fully reserved our equity and debt investments in privately-held companies. We received sales proceeds from certain of these investments of $0.1 and $2.9 million during the years ended December 31, 2013 and 2011, respectively.

Please see Note 5—Goodwill and Long-Lived Intangible Assets of the Notes to Consolidated Financial Statements

Warranty Reserves

Our Industrial Inkjet printer and Fiery DFE products are generally accompanied by a 12-month limited warranty from date of shipment, which covers both parts and labor. In accordance with ASC 450-30, an accrual is established when the warranty liability is estimable and probable based on historical experience. A provision for estimated future warranty costs is recorded in cost of revenue when revenue is recognized. Warranty reserves were $11.0 and $10.2 million as of December 31, 2013 and 2012, respectively.

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

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Research and Development

Research and development costs were $128.1, $120.3, and $115.9 million for the years ended December 31, 2013, 2012, and 2011, respectively. We expense research and development costs associated with new software products as incurred until technological feasibility is established. Research and development costs include salaries and benefits of employees performing research and development activities, supplies, and other expenses incurred from research and development efforts. To date, we have not capitalized research and development costs associated with software development as products and enhancements have generally reached technological feasibility, as defined by U.S. GAAP, and have been released for sale at substantially the same time. We have capitalized research and development equipment that has been acquired or constructed for research and development activities and has alternative future uses (in research and development projects or otherwise). Such research and development equipment is depreciated on a straight-line basis with a three year useful life.

Shipping and Handling Costs

Amounts billed to customers for shipping and handling costs are included in revenue. Shipping and handling costs are charged to cost of revenue as incurred.

Advertising

Advertising costs are expensed as incurred. Total advertising and promotional expenses were $4.1, $3.5, and $4.8 million for the years ended December 31, 2013, 2012, and 2011, respectively.

Income Taxes

We account for income taxes in accordance with the provisions of ASC 740, which requires that deferred tax assets and deferred tax liabilities be determined based on the differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. We estimate our actual current tax expense, including permanent charges and benefits, and the temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and financial accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our Consolidated Balance Sheets.

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

In assessing the need for a valuation allowance, we considered all available evidence, including recent operating results, projections of future taxable income, our ability to utilize loss and credit carryforwards, and the feasibility of tax planning strategies. Other than a valuation allowance established in 2013 related to realization of existing California deferred tax assets and valuation allowances established in prior years related to deferred tax assets from foreign tax credits resulting from the 2003 acquisition of Best GmbH and compensation deductions potentially limited by IRC Section 162(m), we have determined that is more likely than not that we will realize the benefit related to all other deferred tax assets. In 2013, we determined that it is more likely than not that our existing deferred tax assets in California would not be realized based on the size of the net operating loss and research and development credits being generated exceeding the utilization of these tax attributes. As a result, we recorded a full valuation allowance against our California deferred tax assets. To the extent we increase a valuation allowance, we include an expense in the Consolidated Statement of Operations in the period in which such determination is made.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

At various dates in 2013, we acquired PrintLeader, GamSys, Metrix, and Lector, which have been integrated into our Productivity Software operating segment and provide business process automation software to small commercial and in-plant printing operations in North America; business process automation software to the printing and packaging industries in the French-speaking regions of Europe and Africa; imposition solutions for estimating, planning, and integrating into prepress and postpress solutions; and business process automation software to the sheetfed and packaging industries in Germany, respectively.

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

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Liability for Self-Insurance

We are partially self-insured for certain losses related to employee medical and dental coverage, excluding employees covered by health maintenance organizations. We generally have an individual stop loss deductible of $125 thousand per enrollee unless specific exposures are separately insured. We have accrued a contingent liability of $2.6 and $1.4 million as of December 31, 2013 and 2012, respectively, which is not discounted, based on an examination of historical trends, our claims experience, industry claims experience, actuarial analysis, and estimates. The primary estimates used in the development of our accrual at December 31, 2013 and 2012 include total enrollment (including employee contributions), population demographics, and historical claims costs incurred. Although we do not expect that we will ultimately pay claims significantly different from our estimates, self-insurance reserves could be affected if future claims experience differs significantly from our historical trends and assumptions.

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

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

the options, the vesting period of the options granted, and the contractual period of the options granted. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected dividend yield was not considered in the option pricing formula since we do not pay dividends and have no current plans to do so in the future.

Foreign Currency Translation

In preparing our consolidated financial statements, we must remeasure and translate balance sheet and income statement amounts into U.S. dollars. Foreign currency assets and liabilities are remeasured from the transaction currency into the functional currency at current exchange rates, except for non-monetary assets and capital accounts, which are remeasured at historical exchange rates. Revenue and expenses are remeasured at monthly exchange rates, which approximate average exchange rates in effect during each period. Gains or losses from foreign currency remeasurement are included in interest and other income (expense), net. Net gains or losses resulting from foreign currency transactions, including hedging gains and losses, are reported in interest and other income (expense), net, and were a gain (loss) of $(0.3), $0.6, and $(1.2) million for the years ended December 31, 2013, 2012, and 2011, respectively.

For those subsidiaries that operate in a local currency functional environment, all assets and liabilities are translated into U.S. dollars using current exchange rates, while revenue and expenses are translated using monthly exchange rates, which approximate the average exchange rates in effect during each period. Resulting translation adjustments are reported as a separate component of OCI, adjusted for deferred income taxes. The cumulative translation adjustment balance, net of tax, at December 31, 2013 and 2012 was an unrealized gain (loss) of $(1.6) and $0.1 million, respectively.

Based on our assessment of the salient economic indicators discussed in ASC 830-10-55-5, we consider the U.S. dollar to be the functional currency for each of our international subsidiaries except for our Brazilian subsidiary, Metrics, for which we consider the Brazilian real to be the subsidiary’s functional currency; our German subsidiaries, EFI GmbH, Alphagraph, and Lector, for which we consider the Euro to be the subsidiaries’ functional currency; our Japanese subsidiary, Electronics For Imaging Japan KK, for which we consider the Japanese yen to be the subsidiary’s functional currency; our Spanish subsidiary, Cretaprint, for which we consider the Euro to be the subsidiary’s functional currency; our New Zealand subsidiary contains the Prism operations in New Zealand for which we consider the New Zealand dollar to the functional currency; our Australian subsidiary contains the Prism, OPS, and Metrix operations in Australia for which we consider the Australian dollar to the functional currency; our U.K. subsidiaries, Electronics For Imaging United Kingdom Limited and Technique, for which we consider the British pound sterling to be the subsidiaries’ functional currency; and our subsidiary in the People’s Republic of China, which contains the operations of our Cretaprint sales and support center for which we consider the renminbi to be the functional currency.

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

Accounting for Derivative Instruments and Risk Management

We are exposed to market risk and foreign currency exchange risk from changes in foreign currency exchange rates, which could affect operating results, financial position, and cash flows. We manage our exposure to these risks through our regular operating and financing activities and, when appropriate, through the use of derivative financial instruments. These derivative financial instruments are used to hedge monetary assets and liabilities, including intercompany transactions, as well as reduce earnings and cash flow volatility resulting from shifts in market rates. Our objective is to offset gains and losses resulting from these exposures with losses and gains on the derivative contracts used to hedge them, thereby reducing volatility of earnings or protecting fair values of assets and liabilities. We do not have any leveraged derivatives, nor do we use derivative contracts for speculative purposes. ASC 815, Derivatives and Hedging, requires the fair value of all derivative instruments, including those embedded in other contracts, be recorded as assets or liabilities in our Consolidated Balance Sheet. As permitted, foreign exchange contracts with notional amounts of $2.5 and $2.7 million and net asset/liability fair values that are immaterial have been designated for cash flow hedge accounting treatment at December 31, 2013 and 2012, respectively. The related cash flow impacts of our derivative contracts are reflected as cash flows from operating activities.

Our exposures are related to non-U.S. dollar-denominated revenue in Europe, Japan, the U.K., Latin America, China, Australia, and New Zealand and are primarily related to non-U.S. dollar-denominated operating expenses in Europe, India, Japan, the U.K., Brazil, and Australia. We hedge our operating expense cash flow exposure in Indian rupees. We hedge remeasurement exposure associated with Euro-denominated intercompany loans and Indian rupee net monetary assets. As of December 31, 2013, we had not entered into hedges against any other currency exposures, but we may consider hedging against movements in other currencies in the future.

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

Variable Interest Entities

In accordance with the Variable Interest Entities (“VIE”) sub-section of ASC 810, Consolidation, we perform a formal assessment at each reporting period regarding whether any consolidated entity is considered the primary beneficiary of a VIE based on the power to direct activities that most significantly impact the economic performance of the entity and the obligation to absorb losses or rights to receive benefits that could be significant to us.

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

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires additional disclosures about amounts reclassified out of OCI by component. Effective in the first quarter of 2013, we are required to present, either on the face of the Consolidated Statement of Operations or in the notes to our consolidated financial statements, significant amounts reclassified out of OCI by the respective line items of net income, but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, we are required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. We have provided the required disclosure in Note 4, Balance Sheet Components, of the Notes to Consolidated Financial Statements.

Goodwill and Other Indefinite-Lived Intangible Asset Impairment Assessment. In September 2011 and July 2012, the FASB issued new accounting guidance that simplifies the analysis of goodwill and other indefinite-lived intangible asset impairment. The new guidance allows a qualitative assessment to be performed to determine whether further impairment testing is necessary. These accounting standards were effective for the year ended December 31, 2012 with respect to the assessment of goodwill and were effective for the year ending December 31, 2013 with respect to the assessment of other indefinite-lived intangible assets. These standards provide an alternative method for determining whether our goodwill and other indefinite-lived intangible assets have been impaired, which would not differ materially from the result of the detailed impairment testing methodology required by ASC 350-20-35, Goodwill – Subsequent Measurement.

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

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Balance Sheet Presentation of Unrecognized Tax Benefits. In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. We currently present our liability for estimated unrecognized tax benefits as noncurrent income taxes payable in our Consolidated Balance Sheets of $33.0 and $29.8 million as of December 31, 2013 and 2012, respectively.

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

Supplemental Disclosure of Cash Flow Information

	For the years ended December 31,
(in thousands)	2013	2012	2011
Net cash paid (refunded) for income taxes	$7,883	$4,384	$(2,998)

Cash paid for interest expense	$210	$99	$62

Acquisition related activities:
Cash paid for acquisitions, excluding contingent consideration	$15,541	$66,050	$35,299
Cash acquired in acquisitions, excluding restricted cash	(853)	(5,059)	(1,554)

Net cash paid for acquisitions	$14,688	$60,991	$33,745

Non-cash investing and financing activities:
Non-cash acquisition of property under a build-to-suit lease	$11,230	$—	$—
Property and equipment received, but accrued in accounts payable	7,210	1,042	240

	$18,440	$1,042	$240

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Note 2: Earnings Per Share

Net income per basic common share is computed using the weighted average number of common shares outstanding during the period, excluding non-vested restricted stock. Net income per diluted common share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the period. Potential common shares result from the assumed exercise of outstanding common stock options having a dilutive effect using the treasury stock method, non-vested restricted stock having a dilutive effect, shares to be purchased under our ESPP having a dilutive effect, and non-vested restricted stock for which the performance criteria have been met. Any potential shares that are anti-dilutive as defined in ASC 260 are excluded from the effect of dilutive securities.

ASC 260-10-45-48 requires that performance-based and market-based restricted stock and stock options that would be issuable if the end of the reporting period were the end of the vesting period, if the result would be dilutive, are assumed to be outstanding for purposes of determining net income per diluted common share as of the later of the beginning of the period or the grant date. Accordingly, performance-based RSUs, which vested on various dates during the years ended December 31, 2013, 2012, and 2011 based on achievement of specified performance criteria related to revenue and non-GAAP operating income targets; performance-based RSAs, which vested on March 15, 2011 based on achievement of a specified percentage of the 2010 operating plan; market-based RSUs and stock options, which vested on various dates during December 31, 2013, 2012, and 2011 based on achievement of specified stock prices for defined periods; and performance-based RSUs, which vested on January 24, 2014 based on achievement of specified performance criteria related to 2013 revenue and non-GAAP operating income targets upon certification by the Compensation Committee of the Board of Directors are included in the determination of net income per diluted common share as of the beginning of the period. Performance-based and market-based targets were not met with respect to any other RSUs or stock options as of December 31, 2013.

Basic and diluted earnings per share for the years ended December 31, 2013, 2012, and 2011 are reconciled as follows (in thousands, except for per share amounts):

	For the years ended December 31,
	2013	2012	2011
Basic net income per share:
Net income available to common shareholders	$109,107	$83,269	$27,465

Weighted average common shares outstanding	46,643	46,453	46,234
Basic net income per share	$2.34	$1.79	$0.59

Dilutive net income per share:
Net income available to common shareholders	$109,107	$83,269	$27,465

Weighted average common shares outstanding	46,643	46,453	46,234
Dilutive stock options and non-vested restricted stock	1,716	1,281	1,345

Weighted average common shares outstanding for purposes of computing diluted net income per share	48,359	47,734	47,579

Dilutive net income per share	$2.26	$1.74	$0.58

Potential shares of common stock that are not included in the determination of diluted net income per share because they are anti-dilutive for the periods presented consist of weighted stock options, non-vested restricted stock, and shares to be purchased under our ESPP having an anti-dilutive effect, excluding any performance-based or market-based RSUs and stock options for which the performance criteria were not met, of less than 0.1, 0.4, and 2.2 million shares for the years ended December 31, 2013, 2012, and 2011, respectively.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

ASC 260-10-45 to 65 requires use of the two-class method to calculate earnings per share when non-vested RSAs are eligible to receive dividends (i.e., participating securities), even if we do not intend to declare dividends. Our RSAs vested on March 15, 2011 based on achievement of a specified percentage of the 2010 operating plan. Consequently, there were no RSAs outstanding on December 31, 2013, 2012 and 2011.

Note 3: Acquisitions

We acquired three business process automation businesses and an imposition solution business during 2013, which have been integrated into our Productivity Software operating segment. During 2012, we acquired Cretaprint, which has been integrated into our Industrial Inkjet operating segment, three business process automation businesses, which have been integrated into our Productivity Software operating segment, and the FX Colors business, which have been integrated into our Fiery operating segment. During 2011, we acquired three business process automation businesses, which have been integrated into our Productivity Software operating segment and Entrac, which have been integrated into our Fiery operating segment.

These acquisitions were accounted for as purchase business combinations. In accordance with ASC 805, the purchase price has been allocated to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their estimated fair values on the acquisition date based on the valuation performed by management with the assistance of a third party. Excess purchase consideration was recorded as goodwill. Factors contributing to a purchase price that results in goodwill include, but are not limited to, the retention of research and development personnel with skills to develop future technology, support personnel to provide maintenance services related to the products, a trained sales force capable of selling current and future products, the opportunity to enter the ceramic tile decoration market through the Cretaprint acquisition, the opportunity to utilize FX Colors technology in the development of our products, the opportunity to cross-sell products of the acquired businesses to existing customers, the opportunity to sell PrintSmith, Pace, Monarch, and Radius products to customers of the acquired businesses, and the positive reputation of each of these companies in the market.

We engaged a third party valuation firm to aid management in its analyses of the fair value of these acquired businesses. All estimates, key assumptions, and forecasts were either provided by or reviewed by us. While we chose to utilize a third party valuation firm, the fair value analyses and related valuations represent the conclusions of management and not the conclusions or statements of any third party. The purchase price allocations for the 2013 purchase business combinations are preliminary and subject to change within the respective measurement periods as valuations are finalized. We expect to continue to obtain information to assist us in finalizing the fair value of the net assets acquired at the respective acquisition dates in 2013, during the respective measurement periods, which end at various dates in 2014. Measurement period adjustments determined to be material will be applied retrospectively to the appropriate acquisition date in our consolidated financial statements and, depending on the nature of the adjustments, our operating results subsequent to the respective acquisition period could be affected.

2013 Acquisitions

Productivity Software Operating Segment

At various dates in 2013, we acquired privately-held PrintLeader, GamSys, Metrix, and Lector, which have been integrated into our Productivity Software operating segment, for cash consideration of an aggregate of $12.9 million, net of cash acquired, $0.6 million payment, which was dependent on account receivable collections, plus additional future cash earnouts contingent on achieving certain performance targets. An additional $1.0 million of accounts receivable payments are dependent on collections.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

The fair value of the PrintLeader, GamSys, and Metrix earnouts were valued at $4.2 million on their respective acquisition dates by applying the income approach in accordance with ASC 805-30-25-5. Key assumptions include discount rates between 4.5% and 6.0% and probability-adjusted levels of revenue. Probability-adjusted revenue is a significant input that is not observable in the market, which ASC 820-10-35 refers to as a Level 3 input. These contingent liabilities are reflected in the Consolidated Balance Sheet as of December 31, 2013, as current and noncurrent liabilities of $2.0 and $2.2 million, respectively. In accordance with ASC 805-30-35-1, changes in the fair value of contingent consideration subsequent to the acquisition date will be recognized in general and administrative expenses.

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

Metrix, headquartered in Edmonds, Washington, is a leading innovator in imposition solutions for estimating, planning, and integrating into prepress and postpress solutions and a pending release that will support wide format imposition. This technology acquisition enhances our existing functionality and allows us to extend our portfolio offerings to bridge the gap between our business process automation software and prepress. Metrix has been integrated into the Productivity Software operating segment.

Lector, headquartered in Mönchengladbach, Germany, provides German-language business process automation solutions to the sheetfed and packaging industries. Support and operations of Lector were integrated into the Productivity Software operating segment, which provides PrintSmith, Pace, Monarch, and Radius products to the Lector customer base, while continuing to support existing Lector customers.

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

The fair value of the earnout is currently estimated to be $6.2 million by applying the income approach in accordance with ASC 805-30-25-5. Acquisition-related executive deferred compensation cost of $1.8 million was expensed during the two years ended December 31, 2013, coinciding with the continuing employment of a former shareholder of an acquired company, thereby increasing the liability for contingent consideration accordingly. Key assumptions include a discount rate of 5.0% and a probability-adjusted level of Cretaprint revenue and gross profit. Probability-adjusted revenue and gross profit are significant inputs that are not observable in the market, which ASC 820-10-35 refers to as Level 3 inputs. This contingent liability is reflected as a current liability in our Consolidated Balance Sheet as of December 31, 2013. We paid contingent

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

consideration related to Cretaprint of $8.9 million in 2013. In accordance with ASC 805-30-35-1, changes in the fair value of contingent consideration subsequent to the acquisition date will be recognized in general and administrative expenses.

Productivity Software Operating Segment

At various dates in 2012, we acquired privately-held Metrics, OPS, and Technique, which have been integrated into our Productivity Software operating segment, for cash consideration of an aggregate of $31.1 million, net of cash acquired, plus additional future cash earnouts contingent on achieving certain performance targets.

The fair value of the earnouts are currently estimated to be $10.6 million by applying the income approach in accordance with ASC 805-30-25-5. Key assumptions include discount rates between 4.2% and 6.4% and probability-adjusted levels of revenue. Probability-adjusted revenue is a significant input that is not observable in the market, which ASC 820-10-35 refers to as a Level 3 input. These contingent liabilities are reflected in the Consolidated Balance Sheet as of December 31, 2013, as current and noncurrent liabilities of $6.5 and $4.1 million, respectively. We paid contingent consideration related to these acquisitions of $4.5 million in 2013. In accordance with ASC 805-30-35-1, changes in the fair value of contingent consideration subsequent to the acquisition date will be recognized in general and administrative expenses.

Metrics, headquartered in Sao Paolo, Brazil, provides business process automation software to medium-sized printing and packaging companies in Latin America. Support and operations of Metrics were integrated into the Productivity Software operating segment, which provides PrintSmith, Pace, Monarch, and Radius products, localized for the Latin American market, while continuing to support existing Metrics customers.

OPS, headquartered in Mosman, Australia, provides web-to-print, publishing, and cross-media marketing solutions. Support and operations of OPS were integrated into the Productivity Software operating segment, while continuing to support the existing OPS customers. Key OPS features and technologies will be integrated into our Digital StoreFront software and our Fiery DFEs.

Technique, headquartered in Leeds, U.K., provides business process automation solutions to the publication, commercial, and direct marketing print industries. Support and operations of Technique were integrated into the Productivity Software operating segment, which provides Pace, Monarch, and Radius products to the Technique customer base, while continuing to support existing Technique customers.

Fiery Operating Segment

On April 5, 2012, we acquired the FX Colors business, a societe par actions simplifiee headquartered in Charnay-Les-Macon, France, which has been integrated into our Fiery operating segment, for cash consideration of approximately $0.4 million. A portion of the consideration is contingent upon the achievement of certain milestones. We paid contingent consideration related to FX Colors of $0.1 million in 2012. FX Colors develops and provides technology and software for industrial printing. We accounted for the acquisition of FX Colors for financial reporting purposes as a purchase business combination in accordance with ASC 805. The FX Colors purchase price has been allocated to existing technology, with a useful life of three years.

2011 Acquisitions

Productivity Software Operating Segment

At various dates in 2011, we acquired privately-held Streamline, Prism, and Alphagraph, which have been integrated into our Productivity Software operating segment, for cash consideration of an aggregate of $27.8 million, net of cash acquired. The Streamline and Alphagraph purchase prices include additional future cash earnouts contingent on achieving certain performance targets.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

The Streamline and Alphagraph earnouts have been settled as of December 31, 2013. We paid contingent consideration related to these acquisitions of $1.3 and $0.6 million in 2013 and 2012, respectively.

Streamline, headquartered in San Rafael, California, provides PrintStream business process automation software, which we acquired to establish our Productivity Software operating segment presence in mailing and fulfillment services for the printing industry.

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

Alphagraph, headquartered in Essen, Germany, provides business process automation solutions for the graphic arts industry. Support and operations of Alphagraph were integrated into the Productivity Software operating segment, which will provides PrintSmith, Pace, Monarch, and Radius products, while continuing to support existing Alphagraph customers.

Fiery Operating Segment

On July 25, 2011, we purchased the Entrac business, a Canadian company headquartered near Toronto, Canada, which was a subsidiary of GLIC Corporation Limited, for cash consideration of approximately $6.4 million, net of cash acquired, plus an additional future cash earnout contingent on achieving certain performance targets. Entrac provides self-service and payment solutions for business services including mobile printing and has been incorporated into the Fiery operating segment. The Entrac earnout expired without being earned.

Valuation Methodologies

Intangible assets acquired consist of customer relationships, existing technology, trade names, backlog, and IPR&D. Each intangible asset valuation methodology assumes a discount rate between 13% and 24%.

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

The Cretaprint backlog represents unfulfilled customer purchase orders at the acquisition date that will provide a relatively secure revenue stream, subject only to potential customer cancellation. The backlog has been fulfilled.Entrac customer relationships were valued based on the “with and without” method, which is an income approach. Customer relationships were valued by assessing the profitability improvement resulting from the acquisition of Entrac’s customer relationships assuming that it would take us four years to develop these relationships on our own, assuming reasonable customer development costs. Revenue was also probability-weighted in each forecast year to reflect the uncertainty of maintaining these acquired relationships based on historical attrition rates.

Trade Names were valued using the relief from royalty method with royalty rates based on various factors including an analysis of market data, comparable trade name agreements, and consideration of historical advertising dollars spent supporting the trade names.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

	GamSys	Technique	Prism	Entrac	Streamline
Discount rate for IPR&D	17%	17%	23%	22%	20%
IPR&D percent complete at acquisition date	50-53%	73%	50%	48-79%	78-89%
IPR&D percent complete at December 31, 2013	90%	100%	100%	100%	100%

IPR&D is subject to amortization after product completion over the product life or otherwise subject to impairment in accordance with acquisition accounting guidance.

The allocation of the purchase price to the assets acquired and liabilities assumed (in thousands) with respect to each of these acquisitions at their respective acquisition dates is summarized as follows:

	2013 Acquisitions		2012 Acquisitions				2011 Acquisitions
Operating Segment	Productivity Software		Industrial Inkjet		Productivity Software		Productivity Software		Fiery
Acquired Business	PrintLeader, GamSys, Metrix, Lector		Cretaprint		Metrics, OPS, Technique		Streamline, Prism, Alphagraph		Entrac
	Weighted average useful life	Purchase Price Allocation	Weighted average useful life	Purchase Price Allocation	Weighted average useful life	Purchase Price Allocation	Weighted average useful life	Purchase Price Allocation	Weighted average useful life	Purchase Price Allocation
Customer relationships	5-6 years	$5,540	5 years	$8,000	5-6 years	$14,880	5-6 years	$10,150	5 years	$2,340
Existing technology	3-4 years	2,060	3 years	7,070	3-4 years	4,580	3-4 years	3,060	2-5 years	1,290
Trade names	3-4 years	670	6 years	4,970	3-4 years	1,080	4-5 years	1,100	—	—
IPR&D	3 years	150	—	—	5 years	90	5 years	110	5 years	410
Backlog	—	—	1 year	1,290	—	—	—	—	—	—
Goodwill	—	13,365	—	22,794	—	31,100	—	20,020	—	4,611

		21,785		44,124		51,730		34,440		8,651
Net tangible assets (liabilities)		(3,441)		3,078		(4,942)		(1,295)		579

Total purchase price		$18,344		$47,202		$46,788		$33,145		$9,230

In accordance with ASC 805, we revised previously issued post-acquisition financial information to reflect adjustments to the preliminary accounting for these business acquisitions as if the adjustments occurred on the acquisition date. We have increased goodwill and accrued and other liabilities by $1.2 million in the aggregate at December 31, 2012 to reflect opening balance sheet adjustments related to our acquisitions of Cretaprint, OPS, and Technique.

The initial preliminary allocation of the GamSys purchase price was adjusted during the third quarter of 2013 to reflect a $0.1 million decrease to goodwill, offset by a corresponding increase in other current assets. The initial preliminary allocation of the Cretaprint purchase price was adjusted during the third quarter of 2012 to reflect a $0.2 million increase in goodwill, offset by a corresponding decrease in deferred tax assets, income taxes receivable, and other current assets. The initial preliminary allocation of the Metrics purchase price was adjusted

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

during the fourth quarter of 2012 to reflect a $0.6 million decrease to goodwill, offset by a corresponding decrease in deferred tax liabilities, resulting from a decision to remain on the deemed profit method of reporting income tax liabilities in Brazil through 2013. The initial preliminary allocation of the Prism purchase price was adjusted during the fourth quarter of 2011 to reflect a $0.3 million decrease to goodwill, offset by a corresponding decrease in deferred tax liabilities. These adjustments were recorded as an adjustment to the opening balance sheet of each of these acquired businesses as of the effective date of each acquisition.

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

Significant assumptions used to determine the fair values of the reporting units under the market-based and income-based analyses include the determination of appropriate market comparables, estimated multiples of revenue and EBIT that a willing buyer is likely to pay, estimated control premium a willing buyer is likely to pay, gross profit percentages, and operating expense percentages. Gross profit and operating expenses as a

GamSys and Lector generate revenue and incur operating expenses in Euros. Accordingly, we have adopted the Euro as the functional currencies for GamSys and Lector.

Cretaprint, Metrics, and Technique generate revenue and incur operating expenses in Euros, Brazilian reais, and British pounds sterling, respectively. Accordingly, we have adopted the Euro, Brazilian real, and British pound sterling as the functional currencies for Cretaprint, Metrics, and Technique, respectively. OPS generates revenue and incurs operating expenses in Australian and New Zealand dollars in Australia and New Zealand, respectively. Accordingly, we have adopted those currencies as the functional currencies for OPS in those locations. OPS operation in Ireland generates revenue primarily in U.S. dollars. Upon consideration of the salient economic indicators discussed in ASC 830-10-55-5, we consider the U.S. dollar to be the functional currency for OPS operations in Ireland.

Alphagraph and Prism generate revenue and incur operating expenses in Euros and British pounds sterling, respectively. Accordingly, we have adopted the Euro and British pound sterling as the functional currencies for Alphagraph and Prism, respectively.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Note 4: Balance Sheet Components

Selected balance sheet components are as follows (in thousands):

	December 31,
	2013	2012
Inventories:
Raw materials	$35,470	$30,519
Work in process	3,434	5,847
Finished goods	29,441	21,977

	$68,345	$58,343

Property and equipment, net:
Land, buildings, and improvements (including build-to-suit)	$72,601	$72,671
Equipment and purchased software	50,280	55,932
Furniture and leasehold improvements	12,808	18,387

	135,689	146,990
Less accumulated depreciation and amortization	(50,860)	(60,408)

	$84,829	$86,582

We entered into a 15-year lease agreement pursuant to which we leased approximately 59,000 square feet in Fremont, California. The lease commenced on September 1, 2013. The leased facility was a cold shell requiring additional build-out and tenant improvements. As explained in Note 8—Commitments and Contingencies, we are deemed to be the accounting owner of the facility. On December 31, 2013, we capitalized $11.1 million in property and equipment based on the estimated replacement cost of the unfinished space, including capitalized interest, reduced by accumulated depreciation.

On December 31, 2012, Land, buildings, and improvements included $61.6 million of assets that were sold to Gilead on November 1, 2013. Until we vacated the building on October 31, 2013, these assets remained on our balance sheet as depreciable assets. See Note 13—Gain on Sale of Building and Land of the Notes to Consolidated Financial Statements.

	December 31,
	2013	2012
Accrued and other liabilities:
Accrued compensation and benefits	$32,375	$23,387
Warranty provision	11,047	10,158
Accrued royalty payments	3,915	4,318
Contingent liabilities—current	14,803	21,286
Other accrued liabilities	16,375	19,869

	$78,515	$79,018

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

In accordance with ASC 805, we revised previously issued post-acquisition financial information to reflect adjustments to the preliminary accounting for these business acquisitions as if the adjustments occurred on the acquisition date. Accordingly, we have increased goodwill and accrued and other liabilities by $1.2 million in the aggregate at December 31, 2012 to reflect opening balance sheet adjustments related to our acquisitions of Cretaprint, OPS, and Technique.

	December 31,
	2013	2012
Accumulated other comprehensive income (loss):
Net unrealized investment gains	$227	$184
Currency translation gains (losses)	(1,601)	132
Other	(14)	(47)

	$(1,388)	$269

Amounts reclassified out of OCI were less than $0.1 million, $0.1, and $0.2 million, net of tax, for the years ended December 31, 2013, 2012, and 2011, and consisted of unrealized gains (losses) from investments in debt securities and are reported within interest and other income (expense), net, in our consolidated statements of operations.

Note 5: Goodwill and Long-Lived Intangible Assets

Purchased Intangible Assets

Our purchased identified intangible assets resulting from acquisitions that closed during the years ended December 31, 2013 and 2012 are as follows (in thousands, except for weighted average useful life):

		December 31, 2013				December 31, 2012
	Weighted average useful life (years)	Gross carrying amount	Accumulated amortization	Weighted remaining average useful life (years)	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Goodwill	—	$233,203	$—	—	$233,203	$219,456	$—	$219,456

Customer relationships and other	5.6	$109,906	$(77,922)	3.5	$31,984	$103,891	$(69,800)	$34,091
Existing technology	4.3	132,192	(122,857)	1.5	9,335	129,320	(115,411)	13,909
Trademarks and trade names	13.2	58,867	(31,614)	8.3	27,253	59,235	(27,191)	32,044
IPR&D	—	150	—	—	150	200	—	200

Amortizable intangible assets	6.6	$301,115	$(232,393)	5.1	$68,722	$292,646	$(212,402)	$80,244

Acquired customer relationships and other; existing technology; trademarks and trade names; and IPR&D are amortized over their estimated useful lives of 2 to 18 years using the straight-line method, which approximates the pattern in which the economic benefits of the identified intangible assets are realized. Aggregate amortization expense was $19.4, $18.6, and $11.2 million for the years ended December 31, 2013, 2012, and 2011, respectively.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2013, future estimated amortization expense for each of the next five years and thereafter related to the amortization of identified intangible assets is as follows (in thousands):

For the years ended December 31,	Future amortization expense
2014	$19,105
2015	15,112
2016	11,252
2017	7,708
2018	4,127
Thereafter	11,418

$68,722

Goodwill Rollforward

The goodwill rollforward for the years ended December 31, 2013 and 2012 as required by ASC 805 is as follows (in thousands):

	Industrial Inkjet	Productivity Software	Fiery	Total
Ending Balance, December 31, 2011	$36,508	$63,403	$64,412	$164,323

Additions (Cretaprint, Metrics, OPS, and Technique)	$22,794	$31,100	$—	$53,894
Cretaprint opening balance sheet adjustment	215	—	—	215
Metrics opening balance sheet adjustment	—	(588)	—	(588)
Opening balance sheet adjustments recognized in 2013	801	386	—	1,187
Foreign currency adjustments	427	(116)	114	425

Ending Balance, December 31, 2012	$60,745	$94,185	$64,526	$219,456

Additions (PrintLeader, GamSys, Metrix, and Lector acquisitions)	$—	$13,365	$—	$13,365
GamSys opening balance sheet adjustment	—	(52)	—	(52)
Foreign currency adjustments	959	(801)	276	434

Ending Balance, December 31, 2013	$61,704	$106,697	$64,802	$233,203

Accumulated Impairment, December 31, 2013	$(103,991)	$—	$—	(103,991)

In accordance with ASC 805, we revised previously issued post-acquisition financial information to reflect adjustments to the preliminary accounting for these business acquisitions as if the adjustments occurred on the acquisition date. Accordingly, we have increased goodwill and accrued and other liabilities by $1.2 million in the aggregate at December 31, 2012 to reflect opening balance sheet adjustments related to our acquisitions of Cretaprint, OPS, and Technique.

The initial preliminary allocation of the GamSys purchase price was adjusted during the third quarter of 2013 to reflect a $0.1 million decrease to goodwill, offset by a corresponding increase in other current assets. The initial preliminary allocation of the Cretaprint purchase price was adjusted during the third quarter of 2012 to reflect a $0.2 million increase in goodwill, offset by a corresponding decrease in deferred tax assets, income taxes receivable, and other current assets. The initial preliminary allocation of the Metrics purchase price was adjusted during the fourth quarter of 2012 to reflect a $0.6 million decrease to goodwill, offset by a corresponding

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

decrease in deferred tax liabilities, resulting from a decision to remain on the deemed profit method of reporting income tax liabilities in Brazil through 2013. These adjustments were recorded as an adjustment to the opening balance sheet of each of these acquired businesses as of the effective date of each acquisition.

Based on the outcome of conditions existing during the fourth quarter of 2008, we determined that a triggering event requiring an interim impairment analysis had occurred relating to the Industrial Inkjet reporting unit. The resulting impairment analysis resulted in a non-cash goodwill impairment charge of $104 million. The goodwill valuation analysis was performed based on our respective reporting units—Industrial Inkjet, Productivity Software, and Fiery—which are consistent with our operating segments identified in Note 15—Segment Information, Geographic Regions, and Major Customers of the Notes to Consolidated Financial Statements.

Goodwill Assessment

ASU 2011-08, Intangibles—Goodwill and Other (ASC 350): Testing Goodwill for Impairment, provides that a simplified analysis of goodwill impairment may be performed consisting of a qualitative assessment to determine whether further impairment testing is necessary. Due to the significant additions to goodwill resulting from the business combinations completed during 2013 and 2012 and because our reporting units are susceptible to fair value fluctuations, we determined that the quantitative analysis should be performed.

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

Our goodwill valuation analysis is based on our respective reporting units (Industrial Inkjet, Productivity Software, and Fiery), which are consistent with our operating segments identified in Note 15—Segment Information, Geographic Regions, and Major Customers of the Notes to Consolidated Financial Statements. We determined the fair value of our reporting units as of December 31, 2013 by equally weighting the market and income approaches. Under the market approach, we estimated fair value based on market multiples of revenue or earnings of comparable companies. Under the income approach, we estimated fair value based on a projected cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Based on our valuation results, we have determined that the fair values of our reporting units exceed their carrying values. Industrial Inkjet, Productivity Software, and Fiery fair values are $540, $262, and $368 million, respectively, which exceed carrying value by 284%, 209%, and 398%, respectively.

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

Solely for purposes of establishing inputs for the income approach to assess the fair value of the Industrial Inkjet, Productivity Software, and Fiery reporting units, we made the following assumptions:

•	Industrial Inkjet revenue growth of 11% in 2013 was comparable to historical normalized growth rates.

•	Productivity Software revenue growth of 14% in 2013 exceeded historical normalized growth rates due to ten acquisitions completed during the years ended December 31, 2013, 2012, and 2011.

•

Fiery revenue growth of 11% in 2013 significantly exceeded historical normalized growth rates in the Fiery operating segment. This significant increase followed a decrease of 15% in 2012, due to the delayed launch of products that utilize our Fiery DFEs by the leading printer manufacturers, which indicates that the growth rate should be normalized in the forecast horizon.

•	Despite the ongoing economic uncertainty, our reporting units’ revenue is assumed to grow at historical normalized rates between 2014 and 2018 for the following primary reasons:

•

Our Industrial Inkjet revenue is positioned to outpace the slow economy and achieve historical normalized growth rates due to the ongoing transition from solvent-based to UV curable-based printing and from UV curing to UV/LED curing. This transition is expected to continue through the forecast horizon.

•

Our Cretaprint industrial inkjet ceramic tile decoration business is in a sector of the market that is growing at a faster rate than the remainder of the industrial inkjet market due to a rapid adoption of digital technology and the ceramic tile industry’s demand for equipment to support its partial geographic relocation to China, India, Brazil, and Indonesia.

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

•	Long-term industry growth after 2019.

•

Gross profit percentages will approximate historical average levels in the Productivity Software and Fiery reporting units. Industrial Inkjet gross profit will remain at the 40 percent level, which is the approximate level achieved in 2013 and 2012, as we have resolved significant warranty issues and exposures.

Our discounted cash flow projections are five-year financial forecasts, which were based on annual financial forecasts developed internally by management for use in managing our business and through discussions with the valuation firm engaged by us. The significant assumptions utilized in these five-year financial forecasts included consolidated annual revenue growth rates ranging from 6% to 10%, which equates to a consolidated compound annual growth rate of 7%. These are our historical normalized growth rates. Future cash flows were discounted to present value using a mid-year convention and a consolidated discount rate of 10%. Terminal values were calculated using the Gordon growth methodology with a consolidated long-term growth rate of 4.0%, except for Fiery at 2.5%. The sum of the fair values of the Industrial Inkjet, Productivity Software, and Fiery reporting units was reconciled to our current market capitalization (based on our stock price) plus an estimated control premium. Percentage of revenue over the five-year forecast horizon were compared to approximate percentages realized by

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

the guideline companies. To assess the reasonableness of the estimated control premium of 6.5%, we examined the most similar transactions in relevant industries and determined the average premium indicated by the transactions deemed to be most similar to a hypothetical transaction involving our reporting units. We examined the weighted average and median control premiums offered in relevant industries, industry specific control premiums, and specific transaction control premiums to conclude that our estimated control premium is reasonable.

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

Given the uncertainty of the economic environment and the potential impact on our business, there can be no assurance that our estimates and assumptions regarding the duration of the ongoing economic downturn, or the period or strength of recovery, made for purposes of our goodwill impairment testing at December 31, 2013 will prove to be accurate predictions of the future. If our assumptions regarding forecasted revenue or gross profit rates are not achieved, we may be required to record additional goodwill impairment charges in future periods relating to any of our reporting units, whether in connection with the next annual impairment testing in the fourth quarter of 2014 or prior to that, if any such change constitutes an interim triggering event. It is not possible to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

Long-Lived Assets

We evaluate potential impairment with respect to long-lived assets whenever events or changes in circumstances indicate their carrying amount may not be recoverable. No asset impairment charges were recognized during the years ended December 31, 2013, 2012, or 2011.

Intangible assets are evaluated for impairment based on their estimated future undiscounted cash flows. Based on this analysis, no impairment of intangible assets, excluding goodwill, was recognized in 2013, 2012, or 2011.

Other investments, included within other assets, consist of equity and debt investments in privately-held companies that develop products, markets, and services that are strategic to us. In-substance common stock investments in which we exercise significant influence over operating and financial policies, but do not have a majority voting interest, are accounted for using the equity method of accounting. Investments not meeting these requirements are accounted for using the cost method of accounting. As of December 31, 2013, our investments in privately-held companies were accounted for under the cost method.

We previously assessed each investee’s technology pipeline and market conditions in the industry and ability to sustain an earnings capacity that would justify its carrying amount in accordance with ASC 323-10-35-32. We determined it is no longer probable that they will generate sufficient positive future cash flows to recover the

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

carrying amount of each investment. Therefore, we previously fully reserved our equity and debt investments in privately-held companies. We received proceeds from the sale of certain of these investments of $0.1 and $2.9 million during the years ended December 31, 2013 and 2011, respectively.

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

Our available-for-sale short-term investments as of December 31, 2013 and 2012 are as follows (in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
December 31, 2013
U.S. Government and sponsored entities	$28,880	$36	$(7)	$28,909
Corporate debt securities	114,333	273	(42)	114,564
Municipal securities	15,319	7	(2)	15,324
Asset-backed securities	14,148	97	(9)	14,236
Mortgage-backed securities — residential	4,906	28	(10)	4,924

Total short-term investments	$177,586	$441	$(70)	$177,957

December 31, 2012
U.S. Government and sponsored entities	$17,371	$7	$—	$17,378
Corporate debt securities	40,218	194	(17)	40,395
Municipal securities	1,710	3	—	1,713
Asset-backed securities	12,128	66	(2)	12,192
Mortgage-backed securities — residential	9,237	63	(12)	9,288

Total short-term investments	$80,664	$333	$(31)	$80,966

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

The fair value and duration that investments, including cash equivalents, have been in a gross unrealized loss position as of December 31, 2013 and 2012 are as follows (in thousands):

	Less than 12 Months		More than 12 Months		TOTAL
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2013
U.S. Government and sponsored entities	$16,294	$(7)	$—	$—	$16,294	$(7)
Corporate debt securities	29,125	(42)	—	—	29,125	(42)
Municipal securities	6,243	(2)	—	—	6,243	(2)
Asset-backed securities	6,705	(9)	—	—	6,705	(9)
Mortgage-backed securities — residential	1,659	(8)	188	(2)	1,847	(10)

Total	$60,026	$(68)	$188	$(2)	$60,214	$(70)

December 31, 2012
U.S. Government and sponsored entities	$15,791	$(1)	$—	$—	$15,791	$(1)
Corporate debt securities	11,288	(17)	—	—	11,288	(17)
Asset-backed securities	1,959	(2)	—	—	1,959	(2)
Mortgage-backed securities — residential	1,263	(7)	(300)	(4)	963	(11)

Total	$30,301	$(27)	$(300)	$(4)	$30,001	$(31)

For fixed income securities that have unrealized losses as of December 31, 2013, we have determined that we do not have the intent to sell any of these investments and it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. We have evaluated these fixed income securities and determined that no credit losses exist. Accordingly, management has determined that the unrealized losses on our fixed income securities as of December 31, 2013 were temporary in nature.

Amortized cost and estimated fair value of investments at December 31, 2013 is summarized by maturity date as follows (in thousands):

	Amortized cost	Fair value
Mature in less than one year	$97,286	$97,391
Mature in one to three years	80,300	80,566

Total short-term investments	$177,586	$177,957

For the year ended December 31, 2013, $0.1 million was recognized in net realized losses, which was comprised of $0.1 million in realized gains from sale of investments, partially offset by $0.2 million in realized losses. For the year ended December 31, 2012, $0.1 million was recognized in net realized losses, which was comprised of $0.2 million in realized gains from sale of investments, partially offset by $0.3 million in realized losses. For the year ended December 31, 2011, $0.2 million in realized gains from sale of investments were offset by $0.2 million in realized losses. As of December 31, 2013 and 2012, net unrealized gains of $0.4 and $0.3 million, respectively, were included in OCI in the accompanying Consolidated Balance Sheets.

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

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Our investments and liabilities measured at fair value have been presented in accordance with the fair value hierarchy specified in ASC 820 as of December 31, 2013 and 2012 in order of liquidity as follows (in thousands):

		Fair Value Measurements at Reporting Date using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
December 31, 2013
Assets:
Money market funds	$52,595	$52,595	$—	$—
U.S. Government and sponsored entities	28,909	12,712	16,197	—
Corporate debt securities	117,195	—	117,195	—
Municipal securities	17,377	—	17,377	—
Asset-backed securities	14,236	—	14,135	101
Mortgage-backed securities—residential	4,923	—	4,923	—

	$235,235	$65,307	$169,827	$101

Liabilities:
Contingent consideration, current and noncurrent	$21,052	$—	$—	$21,052
Self-insurance	2,554	—	—	2,554

	$23,606	$—	$—	$23,606

December 31, 2012
Assets:
Money market funds	$112,714	$112,714	$—	$—
U.S. Government and sponsored entities	20,177	15,214	4,963	—
Corporate debt securities	42,069	—	42,069	—
Municipal securities	1,713	—	1,713	—
Asset-backed securities	12,192	—	12,139	53
Mortgage-backed securities—residential	9,288	—	9,288	—

	$198,153	$127,928	$70,172	$53

Liabilities:
Contingent consideration, current and noncurrent	$38,050	$—	$—	$38,050
Self-insurance	1,375	—	—	1,375

	$39,425	$—	$—	$39,425

Money market funds consist of $52.6 and $112.7 million, which have been classified as cash equivalents as of December 31, 2013 and 2012, respectively. Municipal securities include $2.1 million, which have been classified as cash equivalents at December 31, 2013. Corporate debt securities include $2.6 and $1.7 million, which have been classified as cash equivalents at December 31, 2013and 2012, respectively. U.S. government and sponsored entities securities include $2.8 million, which have been classified as cash equivalents at December 31, 2012.

Investments are generally classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices or alternative pricing sources with reasonable levels of price transparency. Investments in U.S. Treasury obligations and overnight money market mutual funds have been classified as

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Level 1 because these securities are valued based on quoted prices in active markets or they are actively traded at $1.00 Net Asset Value. There have been no transfers between Level 1 and 2 during the years ended December 31, 2013 and 2012.

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

At December 31, 2013 and 2012, one corporate debt instrument has been classified as Level 3 due to its significantly low level of trading activity. The rollforward of Level 3 investments is not provided due to immateriality. Changes in unobservable inputs to the fair value measurement of Level 3 investments on a recurring basis will not result in a significantly higher or lower fair value measurement.

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

Based on this analysis, there were no other-than-temporary impairments, including credit-related impairments, during the years ended December 31, 2013, 2012, and 2011. Accumulated other-than-temporary credit-related impairments charged to retained earnings and interest and other income (expense), net, consists of the following (in thousands):

	Impairments Charged to Retained Earnings	Impairments Recognized in Other Income (Expense), Net	TOTAL
Accumulated impairments, net, attributable to assets still held at December 31, 2013	$58	$824	$882

Minority Investment in Privately-Held Company

Other investments, included within other assets, consist of equity and debt investments in privately-held companies that develop products, markets, and services that are considered to be strategic to us. Each of these

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

investments had been fully impaired in prior years. We received proceeds from the sale of certain of these investments of $0.1 and $2.9 million during the years ended December 31, 2013 and 2011, respectively.

Liabilities for Contingent Consideration

Acquisition-related current and noncurrent liabilities for contingent consideration (i.e., earnouts) are related to the acquisitions of Metrix, GamSys, and PrintLeader in 2013; Technique, OPS, Metrics, FX Colors, and Cretaprint in 2012; Alphagraph, Entrac, and Streamline in 2011; and Radius in 2010. The fair value of these earnouts is estimated to be $21.1 and $38.1 million as of December 31, 2013 and 2012, respectively, by applying the income approach in accordance with ASC 805-30-25-5. Key assumptions include discount rates between 4.2% and 6.4%, achievement of acquisition-related executive deferred compensation cost, and probability-adjusted revenue and gross profit levels. Probability-adjusted revenue and gross profit are significant inputs that are not observable in the market, which ASC 820-10-35 refers to as Level 3 inputs. Acquisition-related executive deferred compensation cost of $1.8 million was expensed during the two years ended December 31, 2013, coinciding with the continuing employment of a former shareholder of an acquired company, thereby increasing the liability for contingent consideration accordingly. These contingent liabilities have been reflected in the Consolidated Balance Sheet as of December 31, 2013, as current and noncurrent liabilities of $14.8 and $6.3 million, respectively.

The Cretaprint, Streamline, OPS, and Alphagraph earnout performance probability percentages have been reduced or partially achieved in 2013, partially offset by increased performance probability percentages with respect to the 2013 Metrics and Technique earnout performance targets. The 2013 and 2012 Entrac earnout performance targets were not achieved, primarily due to the delayed launch of the M500 product, which is Entrac’s next generation device. The 2012 Alphagraph earnout performance target was partially achieved. Consequently, the net decrease in the fair value of contingent consideration was $7.1 and $2.1 million as of December 31, 2013 and 2012, respectively, partially offset by $1.4 and $1.7 million of earnout interest accretion related to all acquisitions, respectively. In accordance with ASC 805-30-35-1, changes in the fair value of contingent consideration subsequent to the acquisition date have been recognized in general and administrative expense.

Earnout payments during the year ended December 31, 2013 of $8.9, $4.5, $1.9, $0.7, and $0.6 million related to previously accrued Cretaprint, Metrics, Radius, Alphagraph, and Streamline contingent consideration liabilities, respectively. Earnout payments during the year ended December 31, 2012 of $0.6, $0.3, and $0.1 million related to previously accrued Streamline, Radius, and FX Colors contingent consideration liabilities, respectively.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Changes in the contingent liability for contingent consideration are summarized as follows:

Fair value of contingent consideration at January 1, 2012	$8,704
Fair value of Cretaprint contingent consideration at January 10, 2012	16,445
Fair value of FX Colors contingent consideration at April 5, 2012	190
Fair value of Metrics contingent consideration at April 10, 2012	5,582
Fair value of OPS contingent consideration at October 1, 2012	2,600
Fair value of Technique contingent consideration at November 16, 2012	4,410
Deferred compensation expense dependent on future employment	907
Changes in valuation	(432)
Payments	(968)
Foreign currency adjustment	612

Fair value of contingent consideration at December 31, 2012	$38,050
Fair value of PrintLeader contingent consideration at May 8, 2013	389
Fair value of GamSys contingent consideration at May 31, 2013	2,640
Fair value of Metrix contingent consideration at October 16, 2013	1,123
Deferred compensation expense dependent on future employment	940
Changes in valuation	(5,779)
Payments	(16,683)
Foreign currency adjustment	372

Fair value of contingent consideration at December 31, 2013	$21,052

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

We assessed the probability of achieving the revenue performance targets for the contingent consideration associated with each acquisition at percentage levels between 70% and 100% as of each respective acquisition date based on an assessment of the historical performance of each acquired entity, our expectations of future performance, and other relevant factors. A change in probability-adjusted revenue of 5% from the level assumed in the respective valuations would result in an increase in the earnout liability of $0.6 million or a decrease of $0.7 million resulting in a corresponding adjustment to general and administrative expense. Likewise, a change in the discount rate of one percentage point results in either an increase or decrease of $0.1 million in the fair value of contingent consideration.

Liability for Self-Insurance

We are partially self-insured for certain losses related to employee medical and dental coverage, excluding employees covered by health maintenance organizations. We generally have an individual stop loss deductible of $125 thousand per enrollee unless specific exposures are separately insured. We have accrued a contingent liability of $2.6 and $1.4 million as of December 31, 2013 and 2012, respectively, which are not discounted, based upon examination of historical trends, our claims experience, industry claims experience, actuarial analysis, and estimates. The primary estimates used in the development of our accrual as of December 31, 2013

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

and 2012, include total enrollment (including employee contributions), population demographics, and historical claims costs incurred, which are significant inputs that are not observable in the market, which ASC 820-10-35 refers to as Level 3 inputs.

Changes in the contingent liability for self-insurance are summarized as follows:

Fair value of self-insurance liability at January 1, 2012	$1,640
Additions to reserve	12,440
Employee contributions	2,340
Less: insurance claims and administrative fees paid	(15,045)

Fair value of self-insurance liability at December 31, 2012	$1,375
Additions to reserve	11,590
Employee contributions	2,333
Less: insurance claims and administrative fees paid	(12,744)

Fair value of self-insurance liability at December 31, 2013	$2,554

While we believe these estimates are reasonable based on the information currently available, if actual trends, including the severity of claims and medical cost inflation, differ from our estimates, our consolidated financial position, results of operations, or cash flows could be impacted. ASU 2011-04 requires a narrative description of the sensitivity of recurring fair value measurements to changes in unobservable inputs if a change in those inputs might result in a significantly higher or lower fair value measurement. Since the primary inputs to the fair value measurement of the self-insurance liability are the historical claims costs incurred, we reviewed the sensitivity of the fair value measurement to changes in medical cost assumptions and the severity of claims experienced by employees. A change in the severity of claims experienced and medical cost inflation of 10% results in either an increase or decrease in the fair value of the self-insurance liability of $0.2 million.

Fair Value of Derivative Instruments

We utilize the income approach to measure the fair value of our derivative assets and liabilities under ASC 820. The income approach uses pricing models that rely on market observable inputs such as yield curves, currency exchange rates, and forward prices, and are therefore classified as Level 2 measurements. The notional amount of our derivative assets and liabilities was $27.2 and $3.2 million as of December 31, 2013 and 2012, respectively. The fair value of our derivative assets and liabilities that were designated for cash flow hedge accounting treatment having notional amounts of $2.5 and $2.7 million as of December 31, 2013 and 2012, respectively, was not material.

Note 7: Indebtedness

Short-term borrowings of $6.9 million, which were assumed in the acquisition of Cretaprint on January 10, 2012, have been repaid. Cretaprint indebtedness consisted primarily of notes payable to banks and lines of credit with weighted average interest rates of 5.0% and 4.5%, respectively.

Short-term liabilities to a related party of GamSys of $1.2 million, which were assumed in the acquisition of GamSys on May 31, 2013, have been repaid.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Long-term indebtedness at December 31, 2012, excluding the noncurrent portion of contingent consideration, consisted of the remaining balance of $0.3 million, net of current portion, on a 6.75% building loan assumed upon the acquisition of Technique and $0.1 million of Alphagraph capital lease liabilities. The Technique building mortgage, which was a ten-year loan, was fully paid during the year ended December 31, 2013. Long-term indebtedness at December 31, 2013 consists of approximately $$0.2 million of Cretaprint pre-acquisition financing obligations.

Note 8: Commitments and Contingencies

Contingent Consideration

We are required to make payments to acquired company stockholders based on the achievement of specified performance targets. The fair value of these earnouts is estimated to be $21.1 and $38.1 million at December 31, 2013 and 2012, respectively, by applying the income approach in accordance with ASC 805-30-25-5. These contingent liabilities have been reflected in the consolidated balance sheet as of December 31, 2013, as current and noncurrent liabilities of $14.8 and $6.3 million, respectively. The potential undiscounted amount of future contingent consideration cash payments that we could be required to make related to our business acquisitions, beyond amounts currently accrued, is $2.4 million as of December 31, 2013.

The Cretaprint, Streamline, OPS, and Alphagraph earnout performance probability percentages have been reduced or partially achieved in 2013, partially offset by increased performance probability percentages with respect to the 2013 Metrics and Technique earnout performance targets. The 2013 and 2012 Entrac earnout performance targets were not achieved, primarily due to the delayed launch of the M500 product, which is Entrac’s next generation device. The 2012 Alphagraph earnout performance target was partially achieved. Consequently, the net decrease in the fair value of contingent consideration was $7.1 and $2.1 million as of December 31, 2013 and 2012, respectively, partially offset by $1.4 and $1.7 million of earnout interest accretion related to all acquisitions, respectively. In accordance with ASC 805-30-35-1, changes in the fair value of contingent consideration subsequent to the acquisition date have been recognized in general and administrative expense.

Liability for Self-Insurance

We are partially self-insured for certain losses related to employee medical and dental coverage, excluding employees covered by health maintenance organizations. We generally have an individual stop loss deductible of $125 thousand per enrollee unless specific exposures are separately insured. We have accrued a contingent liability of $2.6 and $1.4 million as of December 31, 2013 and 2012, respectively, which are not discounted, based upon examination of historical trends, our claims experience, industry claims experience, actuarial analysis, and estimates. The primary estimates used in the development of our accrual as of December 31, 2013 and 2012, include total enrollment (including employee contributions), population demographics, and historical claims costs incurred.

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

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Off-Balance Sheet Financing—Synthetic Lease Arrangement

The Lease covering our Foster City office facility located at 303 Velocity Way, Foster City, California, was terminated on November 1, 2012 in conjunction with the sale of building and land to Gilead. The Lease provided a cost effective means of providing adequate office space for our corporate offices and was scheduled to expire by its terms in July 2014. The Lease included an option allowing us to purchase the facility during or at the end of the lease term for the amount that the lessor paid for the facility ($56.9 million). The funds pledged under the Lease were in LIBOR-based interest bearing accounts, which were restricted as to withdrawal at all times.

On November 1, 2012, we sold the 294,000 square foot 303 Velocity Way building, along with approximately four acres of land and certain other assets related to the property, for $179.7 million. We exercised our purchase option with respect to the Lease in connection with the sale of the building and land and terminated the corresponding Lease. We continued to use the facility until October 31, 2013 while we located, purchased, and completed building improvements in the new corporate headquarters facility in Fremont, California. Rent was not required to be paid to Gilead for our use of the Foster City facility during this period. This constituted a form of continuing involvement that prevented gain recognition. Until we vacated the building, the proceeds from the sale were accounted for as deferred proceeds from property transaction on our Consolidated Balance Sheet, which was $180.2 million on December 31, 2012, including imputed interest costs. The $56.9 million of previously pledged funds were classified as land, buildings, and improvements within property and equipment, net, in the Consolidated Balance Sheet as of December 31, 2012.

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

On April 26, 2013, we purchased an approximately 119,000 square feet cold shell building located at 6750 Dumbarton Circle, Fremont, California, the related land, and certain other property improvements from the Trusts, for a total purchase price of $21.5 million. We have incurred build-out and construction costs, including furniture and equipment, of $20.8 million as of December 31, 2013.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Lease Commitments

As of December 31, 2013, we have leased certain of our current facilities under noncancellable operating lease agreements. We are required to pay property taxes, insurance, and nominal maintenance costs for certain of these facilities and any increases over the base year of these expenses on the remainder of our facilities.

Future minimum lease payments under non-cancellable operating leases, including the build-to-suit lease, and future minimum sublease receipts, for each of the next five years and thereafter as of December 31, 2013 are as follows (in thousands):

	Future Minimum	Future Minimum
Fiscal Year	Lease Payments	Sublease Income
2014	$5,110	$108
2015	3,568	108
2016	2,857	108
2017	3,569	27
2018	2,917	—
Thereafter	17,543	—

Total	$35,564	$351

Rent expense was approximately $6.1, $7.1, and $6.6 million for the years ended December 31, 2013, 2012, and 2011, respectively. Sublease rental income was approximately $3.1, $1.7, and $0.8 million for the years ended December 31, 2013, 2012, and 2011, respectively.

Sublease income results primarily from the imputed sublease of the portion of the building sold to Gilead that they occupied before we vacated the building and the sublease of our facility in the U.K.

We entered into a 15-year lease agreement with the Trusts, pursuant to which we leased approximately 59,000 square feet of a building located at 6700 Dumbarton Circle, Fremont, California, which is adjacent to the building that we purchased from the Trusts. The lease commenced on September 1, 2013. Minimum lease payments are $18.4 million, net of a full abatement of rent for the first three years of the lease term. During the initial lease term, we also have certain rights of first refusal to (i) lease the remaining portion of the leased facility and/or (ii) purchase the facility. This location now serves as our worldwide corporate headquarters, as well as engineering, marketing, and administrative operations for our Fiery operating segment. We relocated our former corporate headquarters to this location during the fourth quarter of 2013.

The leased facility was a cold shell requiring additional build-out and tenant improvements. The Trusts paid the costs of the build-out up to $4.5 million, including all structural improvements, and we will pay the costs of tenant improvements beyond that amount. We have incurred $4.9 million, including furniture and equipment, during the year ended December 31, 2013. The Trusts are responsible for any costs related to force majeure events that result in any damage to the facility. We are responsible for cost over-runs, if any, related to force majeure events including strikes, war, and material availability. Since we are responsible for cost overruns related to certain force majeure events, we are in substance offering an indemnification to the Trusts for events outside of our control. As such, we are deemed to be the accounting owner of the facility. As of December 31, 2013, we capitalized $11.1 million in property and equipment based on the estimated replacement cost of the unfinished space, including capitalized interest, reduced by accumulated depreciation.

Monthly lease payments are allocated between the land element of the lease, which is accounted for as an operating lease upon lease execution, and the imputed financing obligation. The imputed financing obligation is being amortized upon lease commencement in accordance with the effective interest method using the interest

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

rate determined in accordance with the requirements of sale leaseback accounting. The imputed interest cost incurred during the construction period was capitalized as a component of the construction cost upon lease commencement. As of December 31, 2013, the imputed financing obligation in connection with the facility was $11.5 million, including accrued interest, which was classified as a long-term imputed financing obligation in our Consolidated Balance Sheet. If the requirements of sale leaseback accounting are satisfied, or at the end of the initial lease term, we will reverse the net book value of the building and the corresponding imputed financing obligation.

Guarantees and Product Warranties

Under ASC 460, Guarantees, we are required to disclose guarantees upon issuance and recognize a liability for the fair value of obligations we assume under such guarantees. ASC 460 applies to both general guarantees and product warranties.

Our Industrial Inkjet printer and Fiery DFE products are generally accompanied by a 12-month limited warranty from date of shipment, which covers both parts and labor. In accordance with ASC 450-30, an accrual is established when the warranty liability is estimable and probable based on historical experience. A provision for the estimated warranty costs relating to products that have been sold is recorded in cost of revenue upon recognition of revenue and the resulting accrual is reviewed regularly and periodically adjusted to reflect changes in warranty estimates.

The changes in product warranty reserve for the years ended December 31, 2013 and 2012 were as follows (in thousands):

	For the years ended
	December 31,
	2013	2012
Balance at January 1,	$10,158	$8,877
Accrued warranty assumed upon acquisition of Cretaprint	—	1,386
Provisions, net of releases	11,267	10,122
Settlements	(10,378)	(10,227)

Balance at December 31	$11,047	$10,158

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

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

involves a subjective analysis of potential results and various combinations of appropriate litigation and settlement strategies. We accrue estimated losses from contingencies if a loss is deemed probable and can be reasonably estimated.

As of December 31, 2013, we are subject to the various claims, lawsuits, investigations, or proceedings discussed below.

Componex vs. EFI

Componex is a manufacturer of rolls used in machines handling continuous sheets of product and is a supplier for certain products in our VUTEk product line. On May 30, 2013, Componex filed an action in the United States District Court for the Western District of Wisconsin alleging that rolls supplied to EFI by another vendor infringe two patents held by Componex. Because this proceeding is still in its preliminary stages, we have not completed our evaluation of the allegations, determine whether the loss is probable or reasonably possible or, if it is probable or reasonably possible, estimate the amount or range of loss that may be incurred.

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

We do not believe that our products infringe any valid claim of Digitech’s patent and in July 2013, the District Court granted summary judgment that the patent at issue is invalid. In August 2013, the District Court entered judgment in favor of EFI and the other defendants and Digitech filed its notice of appeal to the United States Court of Appeals for the Federal Circuit (“Court of Appeals”). The appeal is currently pending.

We do not believe that Digitech’s patent or infringement claims based on that patent are valid and we do not believe it is probable that we will incur a material loss in this matter. However, it is reasonably possible that our financial statements could be materially affected if the Court of Appeals reverses the District Court’s summary judgment and the District Court subsequently reaches a different conclusion from its decision that the patent is invalid. We are currently assessing whether we can provide a reasonable estimate of the range of loss. Such an evaluation includes, among other things, a determination of the total sales of the implicated systems in the United States and what a reasonable royalty, if any, might be under the circumstances.

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

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

In a separate action filed in the German Federal Patent Court, we challenged the validity of the Durst patent, whichwe believe is invalid in light of prior art. The Federal Patent Court held a hearing on the validity of the patent on October 23, 2013 and, following the hearing, declared the relevant claims in Durst’s patents to be invalid. Durst has the right to appeal the ruling.

On November 12, 2013, following the Federal Patent Court’s decision invalidating the patent, the Higher Regional Court of Dusseldorf stayed Durst’s infringement action until a final decision in EFI’s nullity proceeding. A hearing previously scheduled for March 20, 2014 has been canceled.

As a result of the Federal Patent Court’s decision, we do not believe that there is any remaining basis for Durst’s infringement claims and we do not believe it is probable that we will incur a material loss in this matter. It is reasonably possible, however, that our financial statements could be materially affected if the Federal Patent Court’s decision were to be reversed and there is a subsequent assessment of damages or issuance of an injunction in the infringement action. We are currently assessing whether we can provide a reasonable estimate of the range of loss. Such an evaluation includes, among other things, a determination of the number of printers in Germany with the relevant feature at the time the court makes its final determination of infringement, and an assessment of the cost related to an injunction, if an injunction is ultimately issued.

Perfectproof v. EFI GmbH

On December 31, 2001, Perfectproof filed a complaint against BEST GmbH, currently EFI GmbH in the Tribunal de Commerce of Brussels, in Belgium (the “Commercial Court”), alleging unlawful unilateral termination of an alleged “exclusive” distribution agreement and claiming damages of approximately EU 0.6 million for such termination and additional damages of EU 0.3 million, or a total of approximately $1.1 million. In a judgment issued by the Commercial Court on June 24, 2002, the court declared that the distribution agreement was not “exclusive” and questioned its jurisdiction over the claim. Perfectproof appealed, and by decision dated November 30, 2004, the Court d’Appel of Brussels (the “Court of Appeal”) rejected the appeal and remanded the case to the Commercial Court. Subsequently, by judgment dated November 17, 2009, the Commercial Court dismissed the action for lack of jurisdiction of Belgian courts over the claim. On March 25, 2009, Perfectproof again appealed to the Court of Appeal. On November 16, 2010, the Court of Appeal declared, among other things, that the Commercial Court was competent to hear the case; that the “exclusive” agreement required reasonable notice prior to termination; and that Perfectproof is entitled to damages. The court appointed an expert to review the parties’ records and address certain questions relevant in assessing Perfectproof’s damages claim. On October 19, 2011, the expert issued its final report itemizing damages that are, in the aggregate, significantly less than the amount claimed by Perfectproof. The final determination of damages will not be binding until it is approved or adopted by the court. A decision of the Court of Appeal is pending.

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

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

A trial was held on October 4, 2012. On January 2, 2013, the court ruled in favor of Cretaprint concluding that the Cretaprint products do not infringe the Claramonte patent. Mr. Claramonte appealed the ruling on January 30, 2013. On July 15, 2013, the Spanish Court of Appeal affirmed the trial court’s conclusion that the Cretaprint products do not infringe the Claramonte patent. Mr. Claramonte did not appeal the ruling of the Spanish Court of Appeal. Accordingly, EFI no longer has any potential liability in this matter.

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

Because the former owners of Cretaprint agreed to indemnify EFI against any potential liability in the event that Mr. Claramonte were to prevail in his action against Cretaprint, we accrued a contingent liability based on a reasonable estimate of the legal obligation that was probable as of the acquisition date and we accrued a contingent asset based on the portion of any liability for which the former Cretaprint owners would indemnify EFI. The net obligation accrued in the opening balance sheet on the acquisition date is EU 2.5 million (or approximately $3.3 million). We have reversed this liability during the year ended December 31, 2013, which resulted in a reduction of general and administrative expense.

SkipPrint Patent Litigation

SkipPrint is a non-practicing entity with certain rights to a number of patents related to web-to-print, order management, and business process automation software in the print industry. SkipPrint has alleged infringement of these patents by several companies. Although SkipPrint has neither made any claims against nor contacted EFI directly, SkipPrint has made claims against several EFI customers, including customers to whom EFI has contractual indemnification obligations to varying degrees. Although we are not a party to any of the pending litigation and we do not believe that our software infringes the patents-at-issue, it is reasonably possible that we may be obligated to indemnify certain customers under these contractual arrangements.

Each of Skip Print’s actions against third parties is in its preliminary stages and EFI has neither been named as a party to any action nor been contacted directly by SkipPrint. Accordingly, we are not yet in position to fully evaluate the scope of the allegations, if any, that might be made against EFI or our products. We are therefore not in a position to determine whether a loss is probable or reasonably possible, or if it is probable or reasonably possible, the estimate of the amount or range of loss that may be incurred. Such an evaluation includes, among other things, an evaluation of our indemnification obligations, any circumstances or conditions limiting our indemnification obligations, our products that might be implicated, whether our software is combined or used with customer or other third party software, an evaluation of the patents at issue, and other matters.

Other Matters

As of December 31, 2013, we were also subject to various other claims, lawsuits, investigations, and proceedings in addition to those discussed above. There is at least a reasonable possibility that additional losses may be incurred in excess of the amounts that we have accrued. However, we believe that certain of these claims are not material to our financial statements or the range of reasonably possible losses is not reasonably estimable. Litigation is inherently unpredictable, and while we believe that we have valid defenses with respect to legal matters pending against us, our financial statements could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies or because of the diversion of management’s attention and the incurrence of significant expenses.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Note 9: Common Stock Repurchase Programs

On August 31, 2012, the board of directors approved the repurchase of $100 million of outstanding common stock. Under this publicly announced plan, we repurchased 0.7 and 1.3 million shares for an aggregate purchase price of $19.3 and $22.9 million during the years ended December 31, 2013 and 2012, respectively.

On November 6, 2013, the board of directors cancelled $58 million remaining for repurchase under the 2012 authorization and approved a new authorization to repurchase of $200 million of outstanding common stock. This authorization expires in November 2016. Under this publicly announced plan, we repurchased 0.1 million shares for an aggregate purchase price of $2.5 million during the year ended December 31, 2013.

Our employees have the option to surrender shares of common stock to satisfy their tax withholding obligations that arise on the vesting of RSUs. In addition, certain employees can surrender shares to satisfy the exercise price of certain stock options and any tax withholding obligations incurred in connection with such exercises. Employees surrendered 0.5 and 0.4 million shares for an aggregate purchase price of $13.9 and $12.3 million for the years ended December 31, 2013 and 2012, respectively.

These repurchased shares reduce shares outstanding and are recorded as treasury stock under the cost method thereby reducing stockholders’ equity by the cost of the repurchased shares. Our buyback program is limited by SEC regulations and is subject to compliance with our insider trading policy.

On November 6, 2013, the board of directors approved the retirement of 34.0 million shares of treasury stock. These retired shares are now classified as authorized, but unissued, shares. The retired shares had a carrying value, at cost, of $592.4 million. Under the cost method, the par value of formally retired treasury stock is deducted from common stock, a pro rata share is deducted from additional paid-in capital, and any remaining excess of cost over the par value and the pro rata share of additional paid-in capital is deducted from retained earnings.

Note 10: Derivatives and Hedging

We are exposed to market risk and foreign currency exchange risk from changes in foreign currency exchange rates, which could affect operating results, financial position, and cash flows. We manage our exposure to these risks through our regular operating and financing activities and, when appropriate, through the use of derivative financial instruments. These derivative financial instruments are used to hedge monetary assets and liabilities, including intercompany transactions, as well as reduce earnings and cash flow volatility resulting from shifts in market rates. Our objective is to offset gains and losses resulting from these exposures with losses and gains on the derivative contracts used to hedge them, thereby reducing volatility of earnings or protecting fair values of assets and liabilities. We do not have any leveraged derivatives, nor do we use derivative contracts for speculative purposes. ASC 815 requires the fair value of all derivative instruments, including those embedded in other contracts, to be recorded as assets or liabilities in our Consolidated Balance Sheet. Foreign exchange contracts with notional amounts of $2.5 and $2.7 million and net asset/liability fair values that are immaterial have been designated for cash flow hedge accounting treatment at December 31, 2013 and 2012, respectively. The related cash flow impacts of our derivative contracts are reflected as cash flows from operating activities.

Our exposures are related to non-U.S. dollar-denominated revenue in Europe, Japan, the U.K., Latin America, China, Australia, and New Zealand and are primarily related to non-U.S. dollar-denominated operating expenses in Europe, India, Japan, the U.K., China, Brazil, and Australia. We hedge our operating expense cash flow exposure in Indian rupees. We hedge remeasurement exposure associated with Euro-denominated intercompany loans and Indian rupee net monetary assets. As of December 31, 2013, we had not entered into hedges against any other currency exposures, but we may consider hedging against movements in other currencies in the future.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Foreign currency derivative contracts with notional amounts of $2.5 and $2.7 million and net asset/liability amounts that are immaterial have been designated as cash flow hedges of our Indian rupee operating expense exposure at December 31, 2013 and 2012, respectively. The changes in fair value of these contracts are reported as a component of OCI and reclassified to operating expense in the periods of payment of the hedged operating expenses. The amount of ineffectiveness that was recorded in the Consolidated Statement of Operations for these designated cash flow hedges was immaterial. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.

Forward contracts not designated as hedging instruments with notional amounts of $24.7 and $0.5 million are used to hedge foreign currency balance sheet exposures at December 31, 2013 and 2012, respectively. They are not designated for hedge accounting treatment since there is a natural offset for the remeasurement of the underlying foreign currency denominated asset or liability. We recognize changes in the fair value of non-designated derivative instruments in earnings in the period of change. Gains (losses) on foreign currency forward contracts used to hedge balance sheet exposures are recognized in interest and other income (expense), net, in the same period as the remeasurement gain (loss) of the related foreign currency denominated assets and liabilities. Forward contracts not designated as hedging instruments at December 31, 2013, consist of hedges of Euro-denominated intercompany loans with notional amounts of $24.7 million. Forward contracts not designated as hedging instruments at December 31, 2012 consist of hedges of Indian rupee net monetary assets with a notional amount of $0.5 million.

Note 11: Income Taxes

The components of income before income taxes are as follows (in thousands):

	For the years ended December 31,
	2013	2012	2011
U.S.	$127,232	$5,615	$3,143
Foreign	45,906	29,408	27,277

Total	$173,138	$35,023	$30,420

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

The provision for (benefit from) income taxes is summarized as follows (in thousands):

	For the years ended December 31,
	2013	2012	2011
Current:
U.S. Federal	$6,589	$(4,788)	$1,685
State	(3,250)	1,841	1,202
Foreign	6,845	7,522	2,759

Total current	10,184	4,575	5,646

Deferred:
U.S. Federal	20,875	(35,487)	(688)
State	33,532	(9,648)	(1,114)
Foreign	(560)	(7,686)	(889)

Total deferred	53,847	(52,821)	(2,691)

Provision for (benefit from) income taxes	$64,031	$(48,246)	$2,955

Reconciliation of the income tax provision (benefit) computed at the federal statutory rate to the actual tax provision (benefit) is as follows (in thousands):

	For the years ended December 31,
	2013		2012		2011
Tax provision at federal statutory rate	$60,598	35.0%	$12,257	35.0%	$10,647	35.0%
State income taxes, net of federal benefit	467	0.3	(5,074)	(14.5)	57	0.2
Research and development credits	(6,793)	(3.9)	(629)	(1.8)	(2,274)	(7.5)
Foreign tax rate differential	(7,417)	(4.3)	(300)	(0.9)	(4,626)	(15.2)
Non-deductible acquisition & integration costs	58	(0.1)	720	2.0	—	—
Increase in value of intangible assets	—	—	(6,494)	(18.5)	—	—
Reduction in accrual for estimated potential tax assessments	(4,427)	(2.6)	(11,431)	(32.6)	(2,295)	(7.6)
Capital loss due to liquidation of subsidiary	—	—	(38,859)	(111.1)	—	—
Non-deductible stock-based compensation pursuant to ASC 718-740	1,764	1.0	1,528	4.4	2,179	7.2
Valuation allowance changes affecting provision for income taxes	20,012	11.6	274	0.8	(706)	(2.3)
Benefit related to reassessment of taxes from filing of prior year tax returns	(72)	(0.1)	—	—	—	—
Other	(159)	(0.1)	(610)	(1.7)	(395)	(1.3)

Provision for (benefit from) income taxes	$64,031	36.8%	$(48,618)	(138.9)%	$2,587	8.5%

In the fourth quarter of 2013, we determined that it is more likely than not that our California deferred tax assets will not be realized based on the size of the net operating loss and research and development credits being generated that exceed the utilization of these tax attributes. As a result, we established a valuation allowance of $19.4 million for the estimate of state deferred tax assets that may not be realized as of December 31, 2013.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Research and development credits include a benefit of $3.2 million resulting from the renewal on January 2, 2013, of the U.S. federal research and development tax credit retroactive to 2012 pursuant to the American Taxpayer Relief Act of 2012. ASC 740-10-45-15 requires the effects of a change in tax law or rates be recognized in the period that includes the enactment date.

The provision for reassessment of tax exposure related to the filing of prior year tax returns of $0.1 million for the year ended December 31, 2013, in the table above consists of $1.8 million of tax expense required to correctly state our prior year tax provision, which was partially offset by $1.9 million change in estimate for items recognized in the prior year. The prior year adjustment is required to correctly state our tax provision subsequent to the realignment of the ownership of our intellectual property that is described more fully below. We have determined that the impact of the prior year adjustment is immaterial to our consolidated financial statements for the years ended December 31, 2013, 2012, and 2011.

We earn a significant amount of our operating income outside the U.S., which is deemed to be permanently reinvested in foreign jurisdictions. Most of this income is earned in the Netherlands, Spain, and the Cayman Islands, which are jurisdictions with tax rates materially lower than the statutory U.S. tax rate of 35%. In 2012, we realigned the ownership of our Productivity Software and Cretaprint intellectual property to parallel our worldwide intellectual property ownership, which primarily drove the increased benefit related to the foreign rate differential in 2013. In addition to achieving operational synergies, one of the effects of this reorganization was the recognition of a tax benefit of $6.5 million in 2012 related to an increase in the value of intangible assets for Spanish statutory and tax reporting purposes. While we currently do not foresee a need to repatriate the earnings of these operations, should we require more capital in the U.S. than is generated by our U.S. operations, we may elect to repatriate funds held in our foreign jurisdictions or raise capital in the U.S. through debt or equity issuances. These alternatives could result in higher effective tax rates, the cash payments of taxes and/or increased interest expense. As of December 31, 2013, we have permanently reinvested $70.5 million of unremitted foreign earnings. Should these earnings be remitted to the U.S., the tax on these earnings would be $9.1 million.

The tax effects of temporary differences that give rise to deferred tax assets (liabilities) are as follows (in thousands):

	December 31,
	2013	2012
Reserves and accruals not currently deductible for tax purposes	$14,157	$8,021
Net operating loss carryforwards	11,264	11,690
Tax credit carryforwards	57,000	47,347
Stock-based compensation	8,856	7,066
Deferred gain on sale of building and land	—	47,866
Deferred revenue	2,463	2,708
Other	2,494	(677)

Gross deferred tax assets	96,234	124,021

Depreciation	(3,985)	(2,554)
Amortization of identified intangibles	(13,163)	(13,788)
State taxes	(1,746)	(4,873)

Gross deferred tax liabilities	(18,894)	(21,215)

Deferred tax valuation allowance	(28,845)	(2,624)

Net deferred tax assets	$48,495	$100,182

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

We have $23.8 million ($50.8 million for state tax purposes) and $30.9 million ($28.6 million for state tax purposes) of loss and credit carryforwards at December 31, 2013 for U.S. federal and state tax purposes. These federal and state losses and credits will expire between 2021 and 2031. A significant portion of these net operating loss and credit carryforwards relate to recent acquisitions. Utilization of these loss and credit carryforwards will be subject to an annual limitation under the IRC. In addition, the decrease in the deferred gain on the sale of building and land is the result of recognizing the deferred gain associated with the sale of our Foster City corporate headquarter building and related land in 2013. We also have a valuation allowance related to foreign tax credits resulting from the 2003 acquisition of Best GmbH, compensation limitations potentially limited by IRC 162(m), and valuation allowance related to California net operating loss and research and development credits. The $26.2 million increase in the valuation allowance resulted primarily from the establishment of a valuation allowance on California deferred tax assets. If these foreign tax credits, compensation deductions, and California deferred tax assets are ultimately utilized, then the resulting benefit would reduce income tax expense.

As of December 31, 2013, 2012, and 2011, gross unrecognized benefits that would affect the effective tax rate if recognized were $33.0, $29.8, and $35.6 million, respectively, offset by deferred tax benefits of $1.1, $2.4, and $2.5 million related to the federal tax effect of state income taxes for the same periods. Over the next twelve months, our existing tax positions will continue to generate increased liabilities for unrecognized tax benefits.

A reconciliation of the change in the gross unrecognized tax benefits from January 1, 2011 to December 31, 2013 is as follows (in millions):

	Federal, State, and Foreign Tax	Accrued Interest and Penalties	Gross Unrecognized Income Tax Benefits
Balance at January 1, 2011	$31.7	$0.8	$32.5
Additions for tax positions of prior years	—	0.4	0.4
Additions for tax positions related to 2011	5.6	—	5.6
Reductions for tax positions of prior years	(0.1)	—	(0.1)
Settlements	(0.6)	(0.1)	(0.7)
Reductions due to lapse of applicable statute of limitations	(2.0)	(0.1)	(2.1)

Balance at December 31, 2011	$34.6	$1.0	$35.6
Additions for tax positions of prior years	0.1	0.3	0.4
Additions for tax positions related to 2012	5.0	—	5.0
Settlements	(0.4)	—	(0.4)
Reductions due to lapse of applicable statute of limitations	(10.3)	(0.5)	(10.8)

Balance at December 31, 2012	$29.0	$0.8	$29.8
Additions for tax positions of prior years	2.7	0.3	3.0
Additions for tax positions related to 2013	7.3	—	7.3
Reductions for tax positions of prior years	(1.9)	—	(1.9)
Settlements	(1.1)	(0.1)	(1.2)
Reductions due to lapse of applicable statute of limitations	(3.6)	(0.4)	(4.0)

Balance at December 31, 2013	$32.4	$0.6	$33.0

We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. At December 31, 2013, 2012, and 2011, we have accrued $1.0, $1.2, and $1.7 million, respectively, for potential payments of interest and penalties.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

We are subject to examination by the Internal Revenue Service for the 2010-2012 tax years, state tax jurisdictions for the 2009-2012 tax years, the Netherlands tax authority for the 2011 and 2012 tax years, and the Spanish tax authority for the 2009-2012 tax years. It is reasonably possible that our unrecognized tax benefits will decrease up to $3.3 million in the next 12 months. These adjustments, if recognized, would positively impact our effective tax rate, and would be recognized as additional tax benefits in our income statement. The reduction in unrecognized tax benefits relates primarily to a lapse of the statute of limitations for federal and state tax purposes.

Note 12: Employee Benefit Plans

Equity Incentive Plans

Subsequent to stockholders approved our 2009 Equity Incentive Award Plan, no awards may be granted under any of our prior plans. As of December 31, 2013, we had outstanding equity awards under three equity incentive plans, including the 2009 Plan (defined below) and two prior equity incentive plans.

Our primary equity incentive plans are summarized as follows:

2009 Stock Plan

In June 2009, our stockholders approved the 2009 Equity Incentive Award Plan and the reservation of an aggregate of 5 million shares of our common stock for issuance pursuant to such plan. In May 2011, our stockholders approved amendments to the 2009 Equity Incentive Award Plan to increase the number of shares of common stock reserved under the plan for future issuance from 5 to 7 million shares, provide flexibility with respect to the granting of performance-based awards, and authorize the granting of performance-based awards under the plan through the 2016 annual meeting of stockholders. On June 4 2013, our stockholders approved amendments to the Amended and Restated 2009 Equity Incentive Award Plan (“2009 Plan”) to increase the number of shares of common stock reserved under the plan for future issuance from 7.0 to 11.6 million shares and authorize the granting of performance-based awards under the plan through the 2018 annual meeting of stockholders.

The 2009 Plan provides for grants of stock options (both incentive and nonqualified stock options), RSAs, stock appreciation rights, performance shares, performance stock units, dividend equivalents, stock payments, deferred stock, RSUs, and performance-based awards. Options and awards generally vest over a period of three to four years from the date of grant and generally expire seven to ten years from the date of the grant. The terms of the 2009 Plan provide that an option price shall not be less than 100% of fair value on the date of the grant. Our board of directors may grant a stock bonus or stock unit award under the 2009 Plan in lieu of all or a portion of any cash bonus that a participant would have otherwise received for the related performance period.

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

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

schedule, exercise price, whether to settle or accept the payment of any exercise price, in cash, common stock, other awards, or other property, and whether an award may be cancelled, forfeited, or surrendered, (iv) prescribe the form of each award agreement, and (v) adopt rules for the administration, interpretation, and application of the 2009 Plan.

Persons eligible to participate in the 2009 Plan include all of our employees, directors, and consultants, as determined by the Committee. As of December 31, 2013, approximately 2,800 employees and consultants and 5 non-employee directors were eligible to participate in the 2009 Plan.

There were 2.7, 3.2, and 3.4 million shares outstanding and 4.5, 0.8, and 2.0 million shares available for grant under the 2009 Plan as of December 31, 2013, 2012, and 2011, respectively.

2007 Stock Plan

With the adoption of the 2009 Plan, no additional awards may be granted under the 2007 Equity Incentive Award Plan (“2007 Plan”). Under the 2007 Plan, 3.3 million shares of common stock were reserved and authorized for issuance. The 2007 Plan provides for grants of stock options (both incentive and nonqualified stock options), restricted stock, stock appreciation rights, performance shares, performance stock units, dividend equivalents, stock payments, deferred stock, RSUs, and performance-based awards. Options and awards generally vest over a period of three to four years from date of grant and generally expire seven to ten years from date of the grant. The terms of the 2007 Plan provide that an option price shall not be less than 100% of fair value on the date of the grant.

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

As of December 31, 2013, 2012, and 2011, there were 0.5, 0.6, and 0.9 million shares outstanding, respectively, under the 2007 Plan.

2004 Stock Plan

With the adoption of the 2007 Plan, no additional awards may be granted under the 2004 Stock Plan (the “2004 Plan”). Under the 2004 Plan, 8.4 million shares of common stock were authorized for issuance. This amount includes 0.1 million shares that were consolidated from the acquired Splash, T/R, and Printcafe Plans on June 7, 2006. The terms of the 2004 Plan provide that an option price shall not be less than 100% of fair value on the date of the grant. The vesting period for restricted stock must be at least (a) one year in the case of an RSA subject to a vesting schedule based on the achievement of specified performance goals by the participant or (b) three years in the case of an RSA absent such performance-based vesting. Under this plan, RSAs and RSUs could be granted that did not comply with the preceding minimum vesting requirement as long as the aggregate number of shares of common stock issued with respect to such non-conforming awards granted under the 2004 Plan did not exceed 10% of the shares reserved for issuance. The 2004 Plan provides for accelerated vesting if there is a change in control (as defined in the 2004 Plan). Stock options, RSUs, and RSAs generally vest over a 42 to 48 month period and expire from seven to ten years from the date of the grant.

As of December 31, 2013, 2012, and 2011, there were less than 0.1, 0.1, and 0.6 million shares, respectively, outstanding under the 2004 Plan.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Amended and Restated 2000 Employee Stock Purchase Plan

In June 2013 and June 2009, our stockholders approved the Amended and Restated 2000 Employee Stock Purchase Plan that increased the number of shares authorized for issuance pursuant to such plan by 2 and 3 million shares, respectively. The share increase was intended to ensure that we continue to have a sufficient reserve of common stock available under the ESPP to provide our eligible employees with the opportunity to acquire our common stock through participation in a payroll deduction-based ESPP designed to operate in compliance with Section 423 of the IRC. The amendment and restatement of the ESPP does not provide for an automatic increase in the number of shares reserved for issuance under the ESPP.

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

The ESPP is qualified under Section 423 of the IRC. Eligible employees may contribute from one to ten percent of their base compensation not to exceed ten percent of the employee’s earnings. Employees are not able to purchase more than the number of shares having a value greater than $25,000 in any calendar year, as measured at the beginning of the offering period under the ESPP. The purchase price shall be the lesser of 85% of the fair value of the stock, either on the offering date or on the purchase date. The offering period shall not exceed 27 months beginning with the offering date. The ESPP provides for offerings of four consecutive, overlapping six-month offering periods, with a new offering period commencing on the first trading day on or after February 1 and August 1 of each year.

During the years ended December 31, 2013, 2012, and 2011, 0.6, 0.6, and 0.6 million shares were issued under the ESPP at an average purchase price of $12.39, $12.24, and $9.49, respectively. As of December 31, 2013, there was $0.8 million of total unrecognized compensation cost related to stock-based compensation arrangements granted under the ESPP. That cost is expected to be recognized over a period of 1.8 years. At December 31, 2013, 2012, and 2011, there were 2.4, 1.0, and 1.5 million shares, respectively, of our common stock reserved for issuance under the ESPP.

Employee 401(k) Plan

We sponsor a 401(k) Savings Plan (“401(k) Plan”) to provide retirement and incidental benefits for our employees. Employees may contribute from 1% to 40% of their annual compensation to the 401(k) Plan, limited to a maximum annual amount as set periodically by the IRS. We matched 50% of U.S. employee contributions, up to a maximum of the first 4% of the employee’s compensation contributed to the plan, subject to IRS limitations. Subsequent to December 31, 2013, the maximum employee contribution was increased from 40% to 75%, limited by the maximum annual amount as set periodically by the IRS. All matching contributions vest over four years starting with the hire date of the individual employee. Our matching contributions to the 401(k) Plan totaled $2.0, $1.9, and $1.7 million during the years ended December 31, 2013, 2012, and 2011, respectively. The employees’ contributions and our contributions are invested in mutual funds managed by a fund manager, or in self-directed retirement plans.

Valuation and Expense Information under ASC 718

We account for stock-based payment awards in accordance with ASC 718, which requires the measurement and recognition of compensation expense for all equity awards granted to our employees and directors, including employee stock options, RSAs, RSUs, and ESPP purchases related to all stock-based compensation plans based

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Stock-based compensation expense related to stock options, employee stock purchases under the ESPP, RSUs, and RSAs under ASC 718 for the years ended December 31, 2013, 2012, and 2011 is summarized as follows (in thousands):

	2013	2012	2011
Employee stock options	$921	$1,039	$2,096
Non-vested RSUs and RSAs	22,026	15,750	17,926
ESPP	2,823	2,932	3,347

Total stock-based compensation	25,770	19,721	23,369
Tax effect of stock-based compensation	(7,535)	(5,682)	(7,598)

Net effect on net income	$18,235	$14,039	$15,771

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

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

No stock options were granted during the year ended December 31, 2013. The estimated per share weighted average fair value of stock options granted and the assumptions used to estimate fair value for the years ended December 31, 2012 and 2011 and the estimated per share weighted average fair value of ESPP shares issued and the assumptions used to estimate fair value for the years ended December 31, 2013, 2012, and 2011 are as follows:

	Stock Options Years ended December 31,		ESPP Years ended December 31,
	2012	2011	2013	2012	2011
Weighted average fair value per share	$6.62	$5.77	$7.53	$4.70	$4.79
Expected volatility	43.8%	48%	25% - 38%	32% - 49%	28% - 42%
Risk-free interest rate	0.5%	0.8%	0.1% - 0.4%	0.1% - 0.2%	0.2% - 0.6%
Expected term (in years)	4.0	4.0	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0

Stock Option Activity

Stock options outstanding and exercisable as of December 31, 2013, 2012, and 2011 and activity for each of the years then ended is as follows (in thousands, except weighted average exercise price and remaining contractual term):

	Shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Options outstanding at January 1, 2011	2,529	$14.64

Options granted	140	15.33
Options forfeited and expired	(70)	18.24

Options granted, net of forfeited and expired	70
Options exercised	(146)	13.10

Options outstanding at December 31, 2011	2,453	$14.67

Options granted	126	16.57
Options forfeited and expired	(258)	15.74

Options forfeited and expired, net of granted	(132)
Options exercised	(785)	15.56

Options outstanding at December 31, 2012	1,536	$14.19

Options granted	—	—
Options forfeited and expired	(42)	25.63

Options forfeited and expired, net of granted	(42)
Options exercised	(434)	11.93

Options outstanding at December 31, 2013	1,060	$14.66	2.86	$25,526

Options vested and expected to vest at December 31, 2013	1,046	$14.65	2.83	$25,193

Options exercisable at December 31, 2013	887	$14.57	2.46	$21,422

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Aggregate stock option intrinsic value represents the difference between the closing price per share of our common stock on the last trading day of the fiscal period and the exercise price of the underlying awards for the options that were in the money at December 31, 2013, 2012, and 2011. The total intrinsic value of options exercised, determined as of the date of option exercise, was $5.5, $1.4, $0.6 million for the years ended December 31, 2013, 2012, and 2011, respectively. There was $0.3 million of total unrecognized compensation cost related to stock options expected to vest as of December 31, 2013. That cost is expected to be recognized over a weighted average period of 0.9 years.

Stock options outstanding and exercisable as of December 31, 2013 are summarized as follows (shares in thousands):

	Options outstanding			Options exercisable
Range of exercise prices	Shares	Weighted average remaining contractual term (years)	Weighted average exercise price	Shares	Weighted average exercise price
$9.12 to $10.80	73	2.62	$10.46	56	$10.36
$11.40 to $11.40	130	3.64	11.40	124	11.40
$11.92 to $13.72	155	3.48	12.83	143	12.75
$14.28 to $15.25	86	4.84	14.28	44	14.29
$15.88 to $15.88	350	1.16	15.88	350	15.88
$16.32 to $16.32	101	1.62	16.32	101	16.32
$16.57 to $16.57	117	5.68	16.57	33	16.57
$17.97 to $26.67	46	3.85	18.87	34	19.15
$28.34 to $28.51	2	0.41	28.51	2	28.51

	1,060	2.86	$14.66	887	$14.57

Non-vested RSUs and RSAs

Non-vested RSUs and RSAs were awarded to employees under our equity incentive plans. Non-vested RSUs do not have the voting rights of common stock and the shares underlying non-vested RSUs are not considered issued and outstanding.

Non-vested RSAs have the same voting rights as other common stock and are considered to be currently issued and outstanding. Non-vested RSAs are eligible to receive dividends (i.e., participating securities), although we do not intend to declare dividends.

Non-vested RSUs and RSAs generally vest over a service period of two to four years. The compensation expense incurred for these service-based awards is based on the closing market price of our stock on the date of grant and is amortized on a graded vesting basis over the requisite service period. The weighted average fair value of RSUs granted during the years ended December 31, 2013, 2012, and 2011 were $29.11, $16.05, and $15.09, respectively. No RSAs were granted during 2013, 2012, and 2011.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Non-vested RSUs and RSAs as of December 31, 2013, 2012, and 2011, and activity for each of the years then ended, is as follows (shares in thousands):

	RSUs		RSAs
	Shares	Weighted average grant date fair value	Shares	Weighted average grant date fair value
Non-vested at January 1, 2011	2,538	$11.67	101	$27.21

Restricted stock granted	1,505	15.09	—	—

Restricted stock vested	(1,317)	11.87	(101)	(27.21)
Restricted stock forfeited	(224)	11.89	—	—

Non-vested at December 31, 2011	2,502	$13.60	—	$—

Restricted stock granted	1,281	16.05	—	—
Restricted stock vested	(1,291)	13.05	—	—
Restricted stock forfeited	(147)	13.40	—	—

Non-vested at December 31, 2012	2,345	$15.26	—	$—

Restricted stock granted	1,222	29.11	—	—
Restricted stock vested	(1,159)	14.41	—	—
Restricted stock forfeited	(319)	17.78	—	—

Non-vested at December 31, 2013	2,089	$23.44	—	$—

Vested RSUs

The fair value of RSUs that vested during the years ended December 31, 2013, 2012, and 2011, determined as of the vesting date, were $14.41, $16.9, and $20.2 million, respectively. The aggregate intrinsic value of RSUs vested and expected to vest at December 31, 2013 was $72.0 million, calculated as the closing price per share of our common stock on the last trading day of the fiscal period multiplied by 1.9 million RSUs vested and expected to vest at December 31, 2013. There was approximately $16.4 million of unrecognized compensation costs related to RSUs expected to vest as of December 31, 2013. That cost is expected to be recognized over a weighted average period of 1.1 years.

Vested RSAs

The performance-based RSAs vested on March 15, 2011 based on achievement of a specified percentage of the 2010 operating plan. The unrecognized compensation expense of $0.1 million related to non-vested RSAs was recognized during the quarter ended March 31, 2011.

Performance-based and Market-based RSUs and Stock Options

We use the BSM option pricing model to value performance-based awards. Required assumption to value performance-based awards under the BSM model were previously discussed and summarized in the section titled “Valuation Assumptions for Stock Options and ESPP Purchases.”

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Our performance-based RSUs generally vest when specified performance criteria are met based on revenue and non-GAAP operating income targets during the service period; otherwise, they are forfeited. The performance criteria for long-term incentive plans must be achieved during four consecutive quarters during the service period. Non-GAAP operating income is defined as operating income determined in accordance with GAAP, adjusted to remove the impact of certain expenses. The grant date fair value determined in accordance with the BSM valuation model is being amortized over the service period of the awards. The probability of achieving the awards was determined based on review of the actual results achieved thus far by each business unit compared with the operating plan during the pertinent service period as well as the overall strength of the business unit within EFI. Stock-based compensation expense was adjusted based on this probability assessment. As actual results are achieved during the service period, the probability assessment is updated and stock-based compensation expense adjusted accordingly.

We use a Monte Carlo option pricing model to value market-based awards. Market-based awards vest when our average closing stock price exceeded defined multiples of the closing stock price on a specified date for 20 consecutive trading days. If these multiples were not achieved by another specified date, the awards are forfeited. The grant date fair value is being amortized over the average derived service period of the awards. The average derived service period and total fair value were determined using a Monte Carlo valuation model based on our assumptions, which include a risk-free interest rate and implied volatility.

Performance-based and market-based RSUs and stock options that were outstanding at any point during the years ended December 31, 2013, 2012, and 2011 are summarized by year as follows:

	Short-Term Incentive		Long-Term Incentive
	Performance-Based RSUs		Performance-Based RSUs
	Dates	Amounts	Dates	Amounts
2013 Grant Dates
Shares Granted	2/21/2013	234,519	8/15/2013	280,305
	3/27/2013	2,660
	3/27/2013	5,920
	5/10/2013	1,013
Shares Vested		—		—
Shares Forfeited		(15,570)

Shares Outstanding		228,542		280,305

Service Period (years)		1.00		4.00

Grant date fair value (millions)		$5.7		$8.6

	Short-Term Incentive		Long-Term Incentive
	Performance-Based RSUs		Performance-Based RSUs
	Dates	Amounts	Dates	Amounts
2012 Grant Dates
Shares Granted	2/9/2012	51,286	5/18/2012	191,594
	2/13/2012	207,448
	2/13/2012	15,000
	5/11/2012	9,116
Shares Vested	2/22/2013	(157,140)	8/15/2013	(63,868)
	5/11/2013	(8,016)
Shares Forfeited		(117,694)		(18,333)

Shares Outstanding		—		109,393

Service Period (years)		1.00		3.00

Grant date fair value (millions)		$4.9		$3.0

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

	Short-Term Incentive Performance-Based RSUs		Long-Term Incentive Performance-Based RSUs		Long-Term Incentive Performance-Based RSUs		Market-Based RSUs
2011 Grant Dates	Dates	Amounts	Dates	Amounts	Dates	Amounts	Dates	Amounts
Shares Granted	2/9/2011	312,097	8/15/2011	195,156	8/15/2011	8,000	1/5/2011	90,000
	2/25/2011	1,503
	2/25/2011	10,000
Shares Vested	2/9/2012	(93,423)	5/23/2012	(64,909)			5/10/2011	(28,000)
	2/13/2012	(185,251)	8/15/2013	(62,201)			2/7/2013	(31,000)
	2/25/2012	(1,503)					4/1/2013	(31,000)
	2/25/2012	(7,750)
Shares Forfeited		(35,673)		(14,287)

Shares Outstanding		—		53,759		8,000		—

Service Period (years)		1.00		3.00		7.00

Derived Service Period (years)								3.93

Grant date fair value (millions)		$5.0		$3.0		$0.1		$1.1

Risk-free interest rate								2.9%

Volatility								40%

	2010 Grant Dates		2009 Grant Dates
	Short-Term Incentive Performance-Based RSUs		Market-Based RSUs		Market-Based Options		ROE-Driven Perf-Based Options
Pre-2011 Grant Dates	Dates	Amounts	Dates	Amounts	Dates	Amounts	Dates	Amounts
Shares Granted	3/2/2010	384,875	6/18/2009	83,000
	8/1/2010	12,000	8/28/2009	15,000	8/28/2009	294,076	8/28/2009	32,674
Shares Vested	3/2/2011	(305,940)	1/1/2011	(5,000)	4/27/2011	(59,598)	2/9/2012	(5,298)
			1/10/2011	(24,335)	1/14/2013	(43,706)
			12/17/2012	(24,335)	2/11/2013	(43,706)
			12/13/2013	(24,330)	3/25/2013	(43,706)
Shares Forfeited		(90,935)		(20,000)		(103,360)		(11,836)

Shares Outstanding		—		—		—		15,540

Service Period (years)		1.00

Derived Service Period (years)				4.35		4.88		3.71

Grant date fair value (millions)		$4.7		$0.9		$1.7		$0.1

Risk-free interest rate				3.5%		3.1%

Volatility				50%		50%

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Shares vested reflect the date that the performance criteria were achieved with the exception of the Compensation Committee certification requirement, which typically occurs at a later date.

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

Note 13: Gain on Sale of Building and Land

On November 1, 2012, we sold the 294,000 square foot building located at 303 Velocity Way in Foster City, California, which at that time served as our corporate headquarters, along with approximately four acres of land and certain other assets related to the property, to Gilead for $179.7 million. We used the facility until October 31, 2013, while searching for a new facility, building it out, and relocating our corporate headquarters, for which period rent was not required to be paid. We accounted for this transaction as a financing related to our continued use of the facility and a sublease receivable related to Gilead’s use of a portion of the facility. Our use of the facility during the rent-free period constituted a form of continuing involvement that prevented gain recognition. We imputed interest expense on the financing obligation, which resulted in total deferred proceeds from property transaction of $183.2 million on October 31, 2013. We recorded sublease income and sublease receivable at an implied market rate from Gilead. Because we vacated the facility on October 31, 2013, we have no continuing involvement with the property and have accounted for the transaction as a property sale during the fourth quarter of 2013, thereby recognizing a gain of approximately $117.2 million on the sale of the property. We incurred imputed financing and depreciation expense, net of imputed sublease income, of approximately $1.6 million through October 31, 2013, which commenced during the fourth quarter of 2012, until we vacated the building during the fourth quarter of 2013, partially offset by capitalized interest of $1.1 million related to the Fremont facility.

Direct transaction costs consist primarily of documentary transfer and title costs, legal and escrow fees, and other expenses. The cost of the land, building, and improvements were included in the determination of the gain on sale of building and land for the year ended December 31, 2013 as follows (in millions):

Sales proceeds	$179.7
Imputed interest obligation	3.5

Deferred proceeds from property transaction	183.2
Land, building , and improvements	(60.3)
Imputed sublease receivable	(3.6)
Relocation costs	(1.3)
Deferred lease financing costs	(0.4)
Direct transaction costs	(0.4)

Gain on sale of building and land	$117.2

The gain on sale of building and land is recognized as a component of income from operations as required by ASC 360-10-45-5. Relocation costs include costs incurred to relocate information technology equipment, lab equipment, office furniture, and related overtime.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Note 14: Restructuring and Other

During the years ended December 31, 2013, 2012, and 2011, cost reduction actions were taken to lower our quarterly operating expense run rate as we analyzed our cost structure. We announced restructuring plans to better align our costs with revenue levels and to reconcile our cost structure following our business acquisitions. These charges primarily relate to cost reduction actions taken to lower our quarterly operating expense run rate in the Fiery operating segment during the first quarter of 2013, targeted head count reductions in the Industrial Inkjet operating segment, and the integration of Productivity Software head count with acquired entities. Restructuring and other consists primarily of restructuring, severance, retention, facility downsizing and relocation, and acquisition integration expenses. Our restructuring and other plans are accounted for in accordance with ASC 420, ASC 712, and ASC 820.

Restructuring and other costs for the years ended December 31, 2013, 2012, and 2011 were $4.8, $5.8, and $3.3 million, respectively. Restructuring and other charges include severance costs of $2.2, $2.9, and $1.7 million related to head count reductions of 106, 117, and 55 for the years ended December 31, 2013, 2012, and 2011, respectively. Severance costs include severance payments, related employee benefits, retention bonuses, outplacement fees, and relocation costs.

Facilities restructuring and other costs for the years ended December 31, 2013, 2012, and 2011 were $0.3, $0.3, and $0.6 million, respectively. Facilities restructuring and other costs are primarily related to the relocation of our corporate headquarters, Japan, Belgium, and certain manufacturing facilities in 2013, facilities downsizing and relocation costs related to various facilities in the Fiery operating segment in 2012, decrease in estimated sublease income necessitated by continuing weakness in the commercial real estate market where these facilities are located of $0.2 million in 2011, and facilities relocations of $0.4 million in 2011.

Integration expenses for the years ended December 31, 2013, 2012, and 2011 of $1.4, $1.7, and $1.0 million, respectively, were required to integrate our business acquisitions. Integration expenses relate primarily to the Cretaprint, Metrics, OPS, Technique, and GamSys acquisitions in 2013; the Cretaprint and Prism acquisitions, including the operational restructuring in Spain, in 2012; and the PrintStream, Entrac, Prism, and Alphagraph acquisitions in 2011. Integration costs are expensed in the period incurred, which may be different from the period that the acquisition closed.

Retention expenses of $0.9 million were accrued during the years ended December 31, 2013 and 2012 associated with the Cretaprint acquisition.

Restructuring and other reserve activities for the years ended December 31, 2013 and 2012 are summarized as follows (in thousands):

	2013	2012
Reserve balance at January 1	$1,670	$1,870
Restructuring charges	1,251	2,525
Other charges	3,583	3,278
Non-cash acquisition-related compensation costs	(940)	(907)
Cash payments	(4,691)	(5,096)

Reserve balance at December 31	$873	$1,670

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Note 15: Segment Information, Geographic Regions, and Major Customers

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

We classify our revenue, operating segment profit (i.e., gross profit), assets, and liabilities in accordance with our operating segments as follows:

Industrial Inkjet, which consists of our VUTEk super-wide and EFI wide format industrial digital inkjet printers and related ink, Jetrion label and packaging digital inkjet printing systems and related ink, Cretaprint digital inkjet printers for ceramic tile decoration, digital inkjet printer parts, and professional services. Printing surfaces include paper, vinyl, corrugated, textile, glass, plastic, ceramic tile, and many other flexible and rigid substrates.

Productivity Software, which consists of (i) our business process automation software, including Monarch and Metrics; (ii) Pace, our business process automation software that is available in a cloud-based environment; (iii) Digital StoreFront, our cloud-based e-commerce solution that allows print service providers to accept, manage, and process printing orders over the internet; (iv) Radius, our business process automation software for label and packaging printers; and (v) other business process automation and e-commerce solutions designed for the printing and packaging industries.

Fiery, which consists of DFEs that transform digital copiers and printers into high performance networked printing devices for the office and commercial printing market. This operating segment is comprised of (i) stand-alone DFEs connected to digital printers, copiers, and other peripheral devices, (ii) embedded DFEs and design-licensed solutions used in digital copiers and multi-functional devices, (iii) optional software integrated into our DFE solutions such as Fiery Central, Command WorkStation, and MicroPress, (iv) Entrac, our self-service and payment solution, (v) PrintMe, our mobile printing application, and (vi) stand-alone software-based solutions such as our proofing and scanning solutions.

Our chief operating decision making group evaluates the performance of our operating segments based on net sales and gross profit. Gross profit for each operating segment includes revenue from sales to third parties and related cost of revenue attributable to the operating segment. Cost of revenue for each operating segment excludes certain expenses managed outside the operating segments consisting primarily of stock-based compensation expense. Operating income is not reported by operating segment because operating expenses include significant shared expenses and other costs that are managed outside of the operating segments. Such operating expenses include various corporate expenses such as stock-based compensation, corporate sales and marketing, research and development, significant real estate transactions, income taxes, various non-recurring charges, and other separately managed general and administrative expenses.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Operating segment profit (i.e., gross profit), excluding stock-based compensation expense, for the years ended December 31, 2013, 2012, and 2011 is summarized as follows (in thousands):

	For the years ended December 31,
	2013	2012	2011
Industrial Inkjet
Revenue	$354,614	$320,228	$240,318
Gross profit	140,095	127,783	92,738
Gross profit percentages	39.5%	39.9%	38.6%
Productivity Software
Revenue	$118,409	$103,466	$81,165
Gross profit	85,246	74,426	56,825
Gross profit percentages	72.0%	71.9%	70.0%
Fiery
Revenue	$254,670	$228,443	$270,073
Gross profit	171,642	153,805	183,084
Gross profit percentages	67.4%	67.3%	67.8%

A reconciliation of operating segment gross profit to the consolidated statements of operations for the years ended December 31, 2013, 2012, and 2011 is as follows (in thousands):

	For the years ended December 31,
	2013	2012	2011
Segment gross profit	$396,983	$356,014	$332,647
Stock-based compensation expense	(1,817)	(1,193)	(1,664)

Gross profit	$395,166	$354,821	$330,983

Tangible and intangible assets, net of liabilities, are summarized by operating segment as follows (in thousands):

	Industrial Inkjet	Productivity Software	Fiery
December 31, 2013
Goodwill	$61,704	$106,697	$64,801
Identified intangible assets, net	33,436	33,271	2,015
Tangible assets, net of liabilities	95,350	(14,388)	25,736

Net tangible and intangible assets	$190,490	$125,580	$92,552

December 31, 2012
Goodwill	$60,745	$94,185	$64,526
Identified intangible assets, net	41,103	36,141	3,000
Tangible assets, net of liabilities	80,569	(14,312)	26,304

Net tangible and intangible assets	$182,417	$116,014	$93,830

Operating segment assets exclude corporate assets, such as cash and cash equivalents, short-term investments, corporate headquarters facility, deferred proceeds from property transaction and related assets, imputed financing obligation, taxes receivable, and taxes payable. In accordance with ASC 805, we revised previously issued post-acquisition financial information to reflect adjustments to the preliminary accounting for business acquisitions as if the adjustments occurred on the acquisition date. Accordingly, we have increased goodwill by $0.8 and $0.4

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

million at December 31, 2012 to reflect opening balance sheet adjustments in the Industrial Inkjet and Productivity Software operating segments, respectively, related to our acquisitions of Cretaprint, OPS, and Technique.

Information about Geographic Areas

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

Our revenue by sales origin for the years ended December 31, 2013, 2012, and 2011 was as follows (in thousands):

	For the years ended December 31,
	2013	2012	2011
Americas	$412,127	$354,114	$345,303
EMEA	207,665	195,397	178,471
APAC	107,901	102,626	67,782
Japan	21,977	27,870	35,655
APAC, ex Japan	85,924	74,756	32,127

Total Revenue	$727,693	$652,137	$591,556

Our tangible long-lived assets consist primarily of property and equipment, net, of $84.8 million. Of this amount, $80.1 million resides in the Americas, $3.5 million resides in EMEA, consisting primarily of the Technique building and Cretaprint equipment and leasehold improvements, and $1.2 million resides in APAC, consisting primarily of India leasehold improvements and equipment.

Major Customers

Xerox provided 12% of our revenue for the years ended December 31, 2013 and 2012. Xerox and Ricoh each provided more than 10% of our revenue individually and together accounted for 26% of our revenue for the year ended December 31, 2011.

One customer, Xerox, had an accounts receivable balance greater than 10% of our net consolidated accounts receivables at December 31, 2013 and 2012, accounting for 13% and 10%, respectively.

Note 16: Subsequent Event

On January 16, 2014, we acquired privately-held SmartLinc, Inc. (“SmartLinc), headquartered in Milwaukee, Wisconsin, for approximately $4.4 million in cash, plus additional future cash earnouts contingent on achieving certain performance targets. SmartLinc is a provider of business process automation software for shipping and logistics and will be integrated into the Productivity Software operating segment.

SUPPLEMENTARY DATA

Unaudited Quarterly Consolidated Financial Information

The following table presents our operating results for each of the quarters in the years ended December 31, 2013 and 2012. The information for each of these quarters is unaudited, but has been prepared on the same basis as our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. In the opinion of management, all necessary adjustments (consisting only of normal recurring adjustments) have been included that are required to state fairly our unaudited quarterly results when read in conjunction with our audited consolidated financial statements and the notes thereto appearing in this Annual Report on Form 10-K. These operating results are not necessarily indicative of the results for any future period.

	2013
(in thousands except per share data)	Q1	Q2	Q3	Q4
Revenue	$171,359	$180,298	$178,823	$197,213
Gross profit	93,860	97,983	97,213	106,110
Income from operations	9,454	11,821	13,876	139,497
Net income	8,362	9,424	16,141	75,180
Net income per basic common share	$0.18	$0.20	$0.34	$1.60
Net income per diluted common share	$0.17	$0.20	$0.33	$1.54
Gain on sale of building and land	$(76)	$(35)	$(236)	$117,563

	2012
(in thousands except per share data)	Q1	Q2	Q3	Q4
Revenue	$160,056	$163,901	$154,074	$174,105
Gross profit	87,667	89,792	83,077	94,285
Income from operations	7,681	10,379	4,006	11,821
Net income	6,234	7,005	13,411	56,619
Net income per basic common share	$0.14	$0.15	$0.29	$1.22
Net income per diluted common share	$0.13	$0.15	$0.28	$1.19
Tax benefit from capital loss due to liquidation of subsidiary	$—	$—	$—	$43,600

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

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to provide reasonable assurance as of December 31, 2013.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (1992).

Based on our assessment using those criteria, we concluded that our internal control over financial reporting was effective as of December 31, 2013.

We have excluded PrintLeader, GamSys, Metrix, and Lector from our assessment of internal control over financial reporting as of December 31, 2013 because they were acquired by us during fiscal year 2013. PrintLeader, GamSys, Metrix, and Lector are wholly-owned by us with total assets and total revenue representing 2.3% and 0.4% respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2013.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2013, as stated in their report included in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B: Other Information

None.

PART III

Item 10: Directors, Executive Officers and Corporate Governance

Information regarding our directors is incorporated by reference from the information contained under the caption “Election of Directors” in our Proxy Statement for our 2014 Annual Meeting of Stockholders (the “2014 Proxy Statement”). Information regarding our current executive officers is incorporated by reference from information contained under the caption “Executive Officers” in our 2014 Proxy Statement. Information regarding Section 16 reporting compliance is incorporated by reference from information contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2014 Proxy Statement. Information regarding the Audit Committee of our Board of Directors and information regarding an Audit Committee financial expert is incorporated by reference from information contained under the caption “Meetings and Committees of the Board of Directors” in our 2014 Proxy Statement. Information regarding our code of ethics is incorporated by reference from information contained under the caption “Meetings and Committees of the Board of Directors” in our 2014 Proxy Statement. Information regarding our implementation of procedures for stockholder nominations to our Board of Directors is incorporated by reference from information contained under the caption “Meetings and Committees of the Board of Directors” in our 2014 Proxy Statement.

We intend to disclose any amendment to our code of ethics, or waiver from, certain provisions of our code of ethics as applicable for our directors and executive officers, including our principal executive officer, principal financial and accounting officer, chief accounting officer, and controller, or persons performing similar functions, by posting such information on our website at www.efi.com.

Item 11: Executive Compensation

The information required by this item is incorporated by reference from the information contained under the captions “Compensation Discussion and Analysis” and “Executive Compensation” in our 2014 Proxy Statement.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Other than information regarding securities authorized for issuance under equity compensation plans, which is set forth below, the information required by this item is incorporated by reference from the information contained under the caption “Security Ownership” in our 2014 Proxy Statement.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2013 concerning securities that are authorized under equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column 1)
Equity compensation plans approved by stockholders	3,150,361	$14.66	(1)	7,150,294	(2)
Equity compensation plans not approved by stockholders	—	—		—

Total	3,150,361	$14.66		7,150,294

(1)	Calculated without taking into account 2,089,814 shares of RSUs that will become issuable as those units vest, without any cash consideration or other payment required for such shares.
(2)	Includes 4,529,225 shares available under the 2009 Plan, 199,454 treasury shares available due to net share settlement, and 2,412,615 shares available under the ESPP.

Item 13: Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from the information contained under the caption “Certain Relationships and Related Transactions, and Director Independence” in our 2014 Proxy Statement.

Item 14: Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the information contained under the caption “Principal Accountant Fees and Services” in our 2014 Proxy Statement.

PART IV

Item 15: Exhibits and Financial Statement Schedules

(a)	Documents Filed as Part of this Report

(1)	Index to Financial Statements

The Financial Statements required by this item are submitted in Item 8 of this Annual Report on Form 10-K as follows:

(2)	Financial Statement Schedule

Schedule II—Valuation and Qualifying Accounts	172

(All other schedules are omitted because of the absence of conditions under which they are required or because the necessary information is provided in the consolidated financial statements or notes thereto in Item 8 of this Annual Report on Form 10-K.)

(3)	Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation(1)

3.2	Amended and Restated By-Laws of Electronics For Imaging, Inc., (as amended August 12, 2009)(2)

4.1	Specimen Common Stock Certificate of the Company(3)

10.1*	Agreement dated December 6, 2000, by and between Adobe Systems Incorporated and the Company(4)

10.2*	Electronics For Imaging, Inc. 1999 Equity Incentive Plan as amended(5)

10.3*	Amended and Restated 2000 Employee Stock Purchase Plan(6)

10.4*	Electronics For Imaging, Inc. 2004 Equity Incentive Plan(7)

10.5*	Electronics For Imaging, Inc. 2007 Equity Incentive Award Plan(8)

10.6*	Electronics For Imaging, Inc. 2007 Equity Incentive Award Plan Stock Option Grant Notice and Stock Option Agreement(9)

10.7*	Electronics For Imaging, Inc. 2007 Equity Incentive Award Plan Restricted Stock Award Grant Notice and Restricted Stock Award Agreement(9)

Exhibit No.	Description

10.8*	Electronics For Imaging, Inc. 2007 Equity Incentive Award Plan Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement(9)

10.9*	Electronics For Imaging, Inc. 2009 Equity Incentive Award Plan Stock Option Grant Notice and Stock Option Agreement(10)

10.10*	Electronics For Imaging, Inc. 2009 Equity Incentive Award Plan Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Grant Agreement(10)

10.11*	Electronics For Imaging, Inc. 2009 Equity Incentive Award Plan Restricted Stock Award Grant Notice and Restricted Stock Award Grant Agreement(10)

10.12*	Electronics For Imaging, Inc. 2009 Equity Incentive Award Plan(6)

10.13*	Form of Indemnification Agreement(3)

10.14*	Form of Indemnity Agreement(11)

10.15+	OEM Distribution and License Agreement dated September 19, 2005 by and among Adobe Systems Incorporated, Adobe Systems Software Ireland Limited and the Company, as amended by Amendment No. 1 dated as of October 1, 2005(12)

10.16+	Amendment No. 2 to OEM Distribution and License Agreement by and among Adobe Systems Incorporated, Adobe Systems Software Ireland Limited and the Company, effective as of October 1, 2005(13)

10.17*	Employment Agreement effective August 1, 2006, by and between Guy Gecht and the Company(14)

10.18+	Amendment No. 4 to OEM Distribution and License Agreement by and among Adobe Systems Incorporated, Adobe Systems Software Ireland Limited and the Company, effective as of January 1, 2006 (15)

10.19*	Offer Letter to Vincent Pilette, dated December 29, 2010(16)

10.20*	Executive Employment Agreement to Vincent Pilette, dated December 29, 2010(16)

10.21*	EFI 2013 Section 16 Officer—Executive Performance Bonus Program(17)

10.22	Purchase and Sale Agreement and Joint Escrow Instructions dated as of July 18, 2012 by and between the Company and Gilead Sciences, Inc.(18)

10.23	Purchase and Sale Agreement and Joint Escrow Instructions Amendment no. 1 dated as of October 30, 2012 by and between the Company and Gilead Sciences, Inc.(19)

10.24	Lease Agreement dated as of November 1, 2012 by and between the Company and Gilead Sciences, Inc.(19)

10.25	Purchase and Sale Agreement between Electronics for Imaging, Inc. and John Arrillaga Survivor’s Trust, represented by John Arrillaga, Trustee, and Richard T. Peery Separate Property Trust, represented by Richard T. Peery, Trustee, dated April 19, 2013(20)

10.26	Lease Agreement between Electronics for Imaging, Inc. and John Arrillaga Survivor’s Trust, represented by John Arrillaga, Trustee, and Richard T. Peery Separate Property Trust, represented by Richard T. Peery, Trustee, dated April 19, 2013(20)

12.1	Computation of Ratios of Earnings to Fixed Charges

Exhibit No.	Description

21	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (see signature page of this Annual Report on Form 10-K)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contracts or compensatory plan or arrangement
+	The Company has received confidential treatment with respect to portions of these documents
(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 33-57382) and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 17, 2009 and incorporated herein by reference.
(3)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 33-50966) and incorporated herein by reference.
(4)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 18805) and incorporated herein by reference.
(5)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 (File No. 333-106422) on June 24, 2003 and incorporated herein by reference.
(6)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on June 6, 2013 (File No. 18805) and incorporated herein by reference
(7)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 (File No.333-116548) on June 16, 2004 and incorporated herein by reference.
(8)	Filed as Appendix B to the Company’s Proxy Statement filed on November 14, 2007 (File No. 18805) and incorporated herein by reference.
(9)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 (File No. 333- 148197) on December 20, 2007 and incorporated herein by reference.
(10)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 17, 2009 (File No. 18805) and incorporated herein by reference.
(11)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on February 15, 2008 (File No. 18805) and incorporated herein by reference.
(12)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 18805) and incorporated herein by reference.

(13)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (File No. 18805) and incorporated herein by reference.
(14)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 7, 2006 (File No. 18805) and incorporated herein by reference.
(15)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 18805) and incorporated herein by reference.
(16)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 4, 2011 (File No. 000-18805) and incorporated herein by reference.
(17)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on February 27, 2013 (File No. 000-18805) and incorporated herein by reference.
(18)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (File No. 18805) and incorporated herein by reference.
(19)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 18805) and incorporated herein by reference.
(20)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013. (File No. 18805) and incorporated herein by reference.

(b) List of Exhibits

See Item 15(a).

(c) Consolidated Financial Statement Schedule II for the years ended December 31, 2013, 2012, and 2011.

ELECTRONICS FOR IMAGING, INC.

Schedule II

Valuation and Qualifying Accounts

(in thousands)	Balance at beginning of period	Charged to revenue and expenses	Charged to (from) other accounts		Deductions	Balance at end of period
Year Ended December 31, 2013
Allowance for bad debts and sales-related allowances	$12,850	$9,595	$—		$(6,012)	$16,433
Year Ended December 31, 2012
Allowance for bad debts and sales-related allowances	12,031	3,250	—		(2,431)	12,850
Year Ended December 31, 2011
Allowance for bad debts and sales-related allowances	13,167	2,010	346	(1)	(3,492)	12,031

(1)	Adjustment due to acquired bad debt allowance: Streamline

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRONICS FOR IMAGING, INC.

February 19, 2014	By:	/s/ GUY GECHT

Guy Gecht,
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Guy Gecht and David Reeder jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to the Form 10-K Annual Report and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ GUY GECHT	Chief Executive Officer, Director	February 19, 2014

Guy Gecht	(Principal Executive Officer)

/s/ DAVID REEDER	Chief Financial Officer (Principal	February 19, 2014

David Reeder	Financial and Accounting Officer)

/s/ MARC OLIN	Chief Operating Officer	February 19, 2014

Marc Olin

/s/ ERIC BROWN	Director	February 19, 2014

Eric Brown

/s/ GILL COGAN	Director	February 19, 2014

Gill Cogan

/s/ THOMAS GEORGENS	Director	February 19, 2014

Thomas Georgens

/s/ RICHARD A. KASHNOW	Director	February 19, 2014

Richard A. Kashnow

/s/ DAN MAYDAN	Director	February 19, 2014

Dan Maydan

Exhibit Index

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Amended and Restated By-Laws of Electronics For Imaging, Inc., (as amended August 12, 2009) (2)

4.1	Specimen Common Stock Certificate of the Company (3)

10.1*	Agreement dated December 6, 2000, by and between Adobe Systems Incorporated and the Company (4)

10.2*	Electronics For Imaging, Inc. 1999 Equity Incentive Plan as amended (5)

10.3*	Amended and Restated 2000 Employee Stock Purchase Plan (6)

10.4*	Electronics For Imaging, Inc. 2004 Equity Incentive Plan (7)

10.5*	Electronics For Imaging, Inc. 2007 Equity Incentive Award Plan (8)

10.6*	Electronics For Imaging, Inc. 2007 Equity Incentive Award Plan Stock Option Grant Notice and Stock Option Agreement (9)

10.7*	Electronics For Imaging, Inc. 2007 Equity Incentive Award Plan Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (9)

10.8*	Electronics For Imaging, Inc. 2007 Equity Incentive Award Plan Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement (9)

10.9*	Electronics For Imaging, Inc. 2009 Equity Incentive Award Plan Stock Option Grant Notice and Stock Option Agreement (10)

10.10*	Electronics For Imaging, Inc. 2009 Equity Incentive Award Plan Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Grant Agreement (10)

10.11*	Electronics For Imaging, Inc. 2009 Equity Incentive Award Plan Restricted Stock Award Grant Notice and Restricted Stock Award Grant Agreement (10)

10.12*	Electronics For Imaging, Inc. 2009 Equity Incentive Award Plan (6)

10.13*	Form of Indemnification Agreement (3)

10.14*	Form of Indemnity Agreement (11)

10.15+	OEM Distribution and License Agreement dated September 19, 2005 by and among Adobe Systems Incorporated, Adobe Systems Software Ireland Limited and the Company, as amended by Amendment No. 1 dated as of October 1, 2005 (12)

10.16+	Amendment No. 2 to OEM Distribution and License Agreement by and among Adobe Systems Incorporated, Adobe Systems Software Ireland Limited and the Company, effective as of October 1, 2005 (13)

10.17*	Employment Agreement effective August 1, 2006, by and between Guy Gecht and the Company (14)

10.18+	Amendment No. 4 to OEM Distribution and License Agreement by and among Adobe Systems Incorporated, Adobe Systems Software Ireland Limited and the Company, effective as of January 1, 2006 (15)

10.19*	Offer Letter to Vincent Pilette, dated December 29, 2010 (16)

10.20*	Executive Employment Agreement to Vincent Pilette, dated December 29, 2010 (16)

10.21*	EFI 2013 Section 16 Officer - Executive Performance Bonus Program (17)

10.22	Purchase and Sale Agreement and Joint Escrow Instructions dated as of July 18, 2012 by and between the Company and Gilead Sciences, Inc. (18)

Exhibit No.	Description

10.23	Purchase and Sale Agreement and Joint Escrow Instructions Amendment no. 1 dated as of October 30, 2012 by and between the Company and Gilead Sciences, Inc. (19)

10.24	Lease Agreement dated as of November 1, 2012 by and between the Company and Gilead Sciences, Inc. (19)

10.25	Purchase and Sale Agreement between Electronics for Imaging, Inc. and John Arrillaga Survivor’s Trust, represented by John Arrillaga, Trustee, and Richard T. Peery Separate Property Trust, represented by Richard T. Peery, Trustee, dated April 19, 2013 (20)

10.26	Lease Agreement between Electronics for Imaging, Inc. and John Arrillaga Survivor’s Trust, represented by John Arrillaga, Trustee, and Richard T. Peery Separate Property Trust, represented by Richard T. Peery, Trustee, dated April 19, 2013 (20)

12.1	Computation of Ratios of Earnings to Fixed Charges

21	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (see signature page of this Annual Report on Form 10-K)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contracts or compensatory plan or arrangement
+	The Company has received confidential treatment with respect to portions of these documents
(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 33-57382) and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 17, 2009 and incorporated herein by reference.
(3)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 33-50966) and incorporated herein by reference.
(4)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 000-18805) and incorporated herein by reference.
(5)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 (File No. 333-106422) on June 24, 2003 and incorporated herein by reference.
(6)	Filed as exhibit to the Company’s Current Report on Form 8-K filed on June 6, 2013 (File No. 18805) and incorporated herein by reference.
(7)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 (File No.333-116548) on June 16, 2004 and incorporated herein by reference.
(8)	Filed as Appendix B to the Company’s Proxy Statement filed on November 14, 2007 (File No. 018805) and incorporated herein by reference.

(9)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 (File No. 333- 148197) on December 20, 2007 and incorporated herein by reference.
(10)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 17, 2009 (File No. 18805) and incorporated herein by reference.
(11)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on February 15, 2008 (File No. 18805) and incorporated herein by reference.
(12)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 18805) and incorporated herein by reference.
(13)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (File No. 18805) and incorporated herein by reference.
(14)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 7, 2006 (File No. 18805) and incorporated herein by reference.
(15)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 18805) and incorporated herein by reference.
(16)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 4, 2011 (File No. 18805) and incorporated herein by reference.
(17)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on February 27, 2013 (File No. 18805) and incorporated herein by reference.
(18)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (File No. 18805) and incorporated herein by reference.
(19)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 18805) and incorporated herein by reference.
(20)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013. (File No. 18805) and incorporated herein by reference.