Form 10-Q
period 2014-03-31
ELECTRONICS FOR IMAGING INC
filed 2014-05-01
CIK 867374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

The number of shares of Common Stock outstanding as of April 16, 2014 was 46,583,578.

Electronics For Imaging, Inc.

INDEX

		Page No.
PART I – Financial Information

Item 1.	Financial Statements
	Condensed Consolidated Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets at March 31, 2014 and December 31, 2013	3

	Condensed Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013	4

	Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and 2013	5

	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	43

Item 4.	Controls and Procedures	45

PART II – Other Information

Item 1.	Legal Proceedings	46

Item 1A.	Risk Factors	47

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	48

Item 3.	Defaults Upon Senior Securities	48

Item 4.	Mine Safety Disclosure	48

Item 5.	Other Information	48

Item 6.	Exhibits	49

Signatures		50

Exhibit 3.1
Exhibit 3.2
Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 10.4
Exhibit 10.5
Exhibit 12.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 101

PART I – FINANCIAL INFORMATION

Item 1:	Condensed Consolidated Financial Statements

Electronics For Imaging, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands)	March 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$149,690	$177,084
Short-term investments, available for sale	165,994	177,957
Accounts receivable, net of allowances of $15.9 and $16.4 million, respectively	144,378	130,717
Inventories	70,802	68,345
Income taxes receivable and deferred tax assets	24,893	20,945
Other current assets	24,105	25,516

Total current assets	579,862	600,564
Property and equipment, net	85,337	84,829
Goodwill	236,708	233,203
Intangible assets, net	65,586	68,722
Deferred tax assets	10,104	34,300
Other assets	4,584	4,766

Total assets	$982,181	$1,026,384

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$70,451	$75,132
Accrued and other liabilities	73,497	78,515
Deferred revenue	49,037	42,569
Income taxes payable and deferred tax liabilities	3,241	4,654

Total current liabilities	196,226	200,870
Imputed financing obligation	11,708	11,500
Noncurrent contingent and other liabilities	5,671	6,815
Noncurrent deferred tax liabilities	6,425	6,738
Noncurrent income taxes payable	7,234	33,011

Total liabilities	227,264	258,934

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 150,000 shares authorized; 48,362 and 47,370 shares issued, respectively	484	474
Additional paid-in capital	499,071	474,330
Treasury stock, at cost, 1,540 and 396 shares, respectively	(61,346)	(12,897)
Accumulated other comprehensive loss	(305)	(1,388)
Retained earnings	317,013	306,931

Total stockholders’ equity	754,917	767,450

Total liabilities and stockholders’ equity	$982,181	$1,026,384

See accompanying notes to condensed consolidated financial statements.

Electronics For Imaging, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended March 31,
(in thousands, except per share amounts)	2014	2013

Revenue	$188,688	$171,359

Cost of revenue (1)	85,713	77,499

Gross profit	102,975	93,860
Operating expenses:
Research and development (1)	33,073	31,067
Sales and marketing (1)	36,304	32,736
General and administrative (1)	16,847	13,698
Restructuring and other (Note 11)	1,094	1,978
Amortization of identified intangibles	4,870	4,927

Total operating expenses	92,188	84,406

Income from operations	10,787	9,454
Interest and other expense, net	(126)	(2,848)

Income before income taxes	10,661	6,606
Benefit from (provision for) income taxes	(579)	1,756

Net income	$10,082	$8,362

Net income per basic common share	$0.22	$0.18

Net income per diluted common share	$0.21	$0.17

Shares used in basic per-share calculation	46,886	46,325

Shares used in diluted per-share calculation	48,357	47,986

(1)	Includes stock-based compensation expense as follows:

	2014	2013
Cost of revenue	$532	$469
Research and development	2,235	1,867
Sales and marketing	1,411	888
General and administrative	4,285	3,420

See accompanying notes to condensed consolidated financial statements.

Electronics For Imaging, Inc.

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

	Three months ended March 31,
(in thousands)	2014	2013
Net income	$10,082	$8,362

Net unrealized investment gains (losses):
Unrealized holding gains, net of tax provisions of less than $0.1 million in 2014 and 2013	7	35
Reclassification adjustments for gains included in net income, net of tax provisions of less than $0.1 million in 2014 and 2013	(10)	(13)

Net unrealized investment gains (losses)	(3)	22
Currency translation adjustments, net of tax benefits (provisions) of $0.1 and $(0.5) million in 2014 and 2013, respectively	1,041	(1,643)
Other	45	12

Comprehensive income	$11,165	$6,753

See accompanying notes to condensed consolidated financial statements.

Electronics For Imaging, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three months ended March 31,
(in thousands)	2014	2013
Cash flows from operating activities:
Net income	$10,082	$8,362
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,277	7,158
Deferred taxes	(5,557)	(5,366)
Provision for bad debt and sales-related allowances	71	1,337
Tax benefit from employee stock plans	6,092	1,885
Excess tax benefit from stock-based compensation	(6,095)	(2,013)
Provision for inventory obsolescence	1,620	1,842
Stock-based compensation	8,463	6,644
Contingent consideration payment related to business acquired	—	(618)
Non-cash acquisition-related compensation costs	—	235
Other non-cash charges and credits	77	71
Changes in operating assets and liabilities	(16,144)	3,081

Net cash provided by operating activities	5,886	22,618

Cash flows from investing activities:
Purchases of short-term investments	(12,281)	(12,288)
Proceeds from sales and maturities of short-term investments	23,634	9,860
Purchases, net of proceeds from sales, of property and equipment	(7,664)	(2,269)
Businesses purchased, net of cash acquired	(2,344)	—

Net cash provided by (used for) investing activities	1,345	(4,697)

Cash flows from financing activities:
Proceeds from issuance of common stock	10,196	7,621
Purchases of treasury stock and net share settlements	(48,449)	(11,567)
Repayment of debt assumed through business acquisitions	(494)	(354)
Contingent consideration payments related to businesses acquired	(2,000)	(349)
Excess tax benefit from stock-based compensation	6,095	2,013

Net cash used for financing activities	(34,652)	(2,636)

Effect of foreign exchange rate changes on cash and cash equivalents	27	(1,030)

Increase (decrease) in cash and cash equivalents	(27,394)	14,255
Cash and cash equivalents at beginning of quarter	177,084	283,996

Cash and cash equivalents at end of quarter	$149,690	$298,251

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

These condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP” or “GAAP”) for interim financial information, rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements, and accounting policies consistent in all material respects with those applied in preparing our audited annual consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013. These condensed consolidated financial statements and accompanying notes should be read in conjunction with our annual consolidated financial statements and the notes thereto for the year ended December 31, 2013, included in our Annual Report on Form 10-K. In the opinion of management, these condensed consolidated financial statements reflect all adjustments, including normal recurring adjustments, management considers necessary for the fair presentation of our financial position, operating results, comprehensive income, and cash flows for the interim periods presented. Our results for the interim periods are not necessarily indicative of results for the entire year.

Recent Accounting Pronouncements

Other Comprehensive Income. In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02, Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires additional disclosures about amounts reclassified out of accumulated other comprehensive income (loss) (“OCI”) by component. Effective in the first quarter of 2013, we are required to present, either on the face of the Condensed Consolidated Statement of Operations or in the notes to our condensed consolidated financial statements, significant amounts reclassified out of OCI by the respective line items of net income, but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, we are required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. We have provided the required disclosure in Note 4, Balance Sheet Details, of the Notes to Condensed Consolidated Financial Statements.

Goodwill and Other Indefinite-Lived Intangible Asset Impairment Assessment. In September 2011 and July 2012, the FASB issued new accounting guidance that simplifies the analysis of goodwill and other indefinite-lived intangible asset impairment. The new guidance allows a qualitative assessment to be performed to determine whether further impairment testing is necessary. These accounting standards were effective for the year ended December 31, 2012 with respect to the assessment of goodwill and were effective for the year ended December 31, 2013 with respect to the assessment of other indefinite-lived intangible assets. These standards provide an alternative method for determining whether our goodwill and other indefinite-lived intangible assets have been impaired, which would not differ materially from the result of the detailed impairment testing methodology required by ASC 350-20-35, Goodwill – Subsequent Measurement.

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

If the amount of the obligation is not fixed at the reporting date, then the related liability should be accrued in accordance with ASC 450-20, Loss Contingencies. Examples of obligations subject to ASU 2013-04 include debt arrangements, legal settlements, and contractual obligations. ASU 2013-04 is effective in the first quarter of 2014.

Balance Sheet Presentation of Unrecognized Tax Benefits. In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. Our liability for gross unrecognized tax benefits was $34.0 and $33.0 million as of March 31, 2014 and December 31, 2013, respectively.

As of January 1, 2014, we reclassified $26.0 million of unrecognized tax benefits as a reduction of deferred tax assets in accordance with ASU 2013-11, which was effective in the first quarter of 2014. We are required to reclassify gross unrecognized tax benefits against net operating loss carryforwards, similar tax loss carryforwards, and tax credit carryforwards that are available to settle additional income taxes that would result from the disallowance of a tax position. The reclassification does not include deferred tax assets that the tax law of the tax jurisdiction does not require us to use, and we do not intend to use, for such purpose.

Discontinued Operations. In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disposals of Components of an Entity, which is effective in the first quarter of 2015. Early adoption is permitted for disposals that have not been previously reported as discontinued operations.

Under the new guidance, a discontinued operation is a component or group of components of an entity that are either disposed of or classified as held for sale and represents a strategic shift that has (or will have) a major effect on our operations and financial results. A strategic shift includes disposal of a major geographical area of operations, major line of business, major equity method investment, or other major components of an entity. This differs from current guidance, which requires that disposal of a component of an entity that is a reportable segment, an operating segment, a reporting unit, a subsidiary, or an asset group, be reported as discontinued operations.

A business activity that upon acquisition qualifies as held for sale will also be a discontinued operation.

Presentation as a discontinued operation is no longer prohibited if there are operations and cash flows of the component that have not been eliminated from the reporting entity’s ongoing operations, or if there is significant continuing involvement with a component after its disposal. Additional disclosures are required when an entity retains significant continuing involvement with a discontinued operation after its disposal, including the amount of cash flows to and from a discontinued operation.

Supplemental Cash Flow Information

	Three months ended March 31,
(in thousands)	2014	2013
Net cash paid for income taxes	$1,707	$6,514

Cash paid for interest expense	$41	$39

Acquisition related activities:
Cash paid for businesses purchased, excluding contingent consideration	$2,422	$—
Cash acquired in SmartLinc acquisition	(78)	—

Cash paid for businesses purchased, net of cash acquired	$2,344	$—

Non-cash investing and financing activities:
Property and equipment received, but not paid	$2,288	$184

2. Earnings Per Share

Net income per basic common share is computed using the weighted average number of common shares outstanding during the period. Net income per diluted common share is computed using the weighted average number of common and dilutive potential common shares outstanding during the period. Potential common shares result from the assumed exercise of outstanding common stock options having a dilutive effect using the treasury stock method, non-vested shares of restricted stock having a dilutive effect, shares to be purchased under our Employee Stock Purchase Plan (“ESPP”) having a dilutive effect, and non-vested restricted stock for which the performance criteria have been met. Any potential shares that are anti-dilutive as defined in ASC 260, Earnings Per Share, are excluded from the effect of dilutive securities.

ASC 260-10-45-48 requires that performance-based and market-based restricted stock and stock options that would be issuable if the end of the reporting period were the end of the vesting period, if the result would be dilutive, are assumed to be outstanding for purposes of determining net income per diluted common share as of the later of the beginning of the period or the grant date. Accordingly, performance-based restricted stock units (“RSUs”), which vested on various dates during the three months ended March 31, 2014 and 2013, based on achievement of specified performance criteria related to revenue and non-GAAP operating income targets and market-based RSUs and stock options, which vested on various dates during the three months ended March 31, 2013, based on achievement of specified stock prices for defined periods are included in the determination of net income per diluted common share as of the beginning of the period. Performance-based targets were not met with respect to any other RSUs or stock options as of March 31, 2014.

Basic and diluted earnings per share for the three months ended March 31, 2014 and 2013 are reconciled as follows (in thousands, except per share amounts):

	Three months ended March 31,
	2014	2013
Basic net income per share:
Net income available to common shareholders	$10,082	$8,362
Weighted average common shares outstanding	46,886	46,325

Basic net income per share	$0.22	$0.18

Diluted net income per share:
Net income available to common shareholders	$10,082	$8,362
Weighted average common shares outstanding	46,886	46,325
Diluted stock options and non-vested restricted stock	1,471	1,661

Weighted average common shares outstanding for purposes of computing diluted net income per share	48,357	47,986

Diluted net income per share	$0.21	$0.17

Potential shares of common stock that are not included in the determination of diluted net income per share because they are anti-dilutive for the periods presented consist of weighted stock options, non-vested restricted stock, and shares to be purchased under our ESPP having an anti-dilutive effect, excluding any performance-based or market-based stock options and RSUs for which the performance criteria were not met, of less than 0.1 million shares for the three months ended March 31, 2014 and 2013, respectively.

3. Acquisitions

We acquired privately-held SmartLinc, which has been integrated into our Productivity Software operating segment, on January 16, 2014, for cash consideration of $2.4 million, net of cash acquired, plus an additional potential future cash earnout contingent on achieving certain performance targets. SmartLinc is headquartered in Milwaukee, Wisconsin, and provides business process automation software for shipping and logistics operations.

The fair value of the earnout is currently estimated to be $1.5 million by applying the income approach in accordance with ASC 805-30-25-5, Business Combinations. Key assumptions include a discount rate of 4.7% and a probability-adjusted revenue level. Probability-adjusted revenue is a significant input that is not observable in the market, which ASC 820-10-35, Fair Value Measurement, refers to as a Level 3 input. This contingent liability is reflected in the Condensed Consolidated Balance Sheet as of March 31, 2014, as current and noncurrent liabilities of $0.5 and $1.0 million, respectively. In accordance with ASC 805-30-35-1, changes in the fair value of contingent consideration subsequent to the acquisition date are recognized in general and administrative expenses.

The SmartLinc acquisition was accounted for as a purchase business combination. In accordance with ASC 805, the purchase price has been allocated to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their estimated fair values on January 16, 2014, based on the valuation performed by management with the assistance of a third party. Excess purchase consideration was recorded as goodwill. Factors contributing to a purchase price that results in goodwill include, but are not limited to, the retention of research and development personnel with skills to develop future technology, support personnel to provide maintenance services related to SmartLinc products, a trained sales force capable of selling current and future products, and the positive reputation of SmartLinc in the market.

We engaged a third party valuation firm to aid management in its analysis of the fair value of SmartLinc. All estimates, key assumptions, and forecasts were either provided by or reviewed by us. While we chose to utilize a third party valuation firm, the fair value analyses and related valuations represent the conclusions of management and not the conclusions or statements of any third party. The purchase price allocation is preliminary and subject to change within the measurement period as the valuation is finalized. We expect to continue to obtain information to assist us in finalizing the fair value of the net assets acquired on January 16, 2014, during the measurement period. Measurement period adjustments determined to be material will be applied retrospectively to January 16, 2014, in our condensed consolidated financial statements and, depending on the nature of the adjustments, our operating results subsequent to January 16, 2014, could be affected.

Valuation Methodologies

Intangible assets acquired in the SmartLinc acquisition consist of customer relationships, existing technology, and the SmartLinc trade name. Each intangible asset valuation methodology assumes a discount rate of 17%.

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

Existing Technology was valued using the relief from royalty method based on royalty rates for similar technologies. The value of existing technology is derived from consistent and predictable revenue, including the opportunity to cross-sell SmartLinc products to existing customers and the avoidance of the costs associated with developing the technology. Revenue related to existing technology was adjusted in each forecast year to reflect the evolution of the technology and the cost of sustaining research and development required to maintain the technology.

The preliminary allocation of the purchase price to the assets acquired and liabilities assumed (in thousands) in the SmartLinc acquisition on January 16, 2014 is summarized as follows:

	Weighted average useful life	Purchase Price Allocation
Customer relationships	5 years	$630
Existing technology	4 years	650
Trade name	4 years	190
Goodwill	—	2,763

		4,233
Net tangible liabilities		(1,873)

Total purchase price		$2,360

Pro forma results of operations for SmartLinc have not been presented because they are not material to our Condensed Consolidated Results of Operations. Goodwill, which represents the excess of the purchase price over the net tangible and intangible assets acquired, is not deductible for tax purposes.

4. Balance Sheet Details

Inventories

Inventories, net of allowances, as of March 31, 2014 and December 31, 2013 consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Raw materials	$37,895	$35,470
Work in process	3,361	3,434
Finished goods	29,546	29,441

	$70,802	$68,345

Deferred Cost of Revenue

Deferred cost of revenue related to unrecognized revenue on shipments to customers was $4.9 and $6.6 million as of March 31, 2014 and December 31, 2013, respectively, and is included in other current assets in our Condensed Consolidated Balance Sheets.

Product Warranty Reserves

The changes in product warranty reserve as of March 31, 2014 and December 31, 2013 were as follows (in thousands):

Balance at January 1, 2013	$10,158
Provisions, net of releases	11,267
Settlements	(10,378)

Balance at December 31, 2013	$11,047
Provisions, net of releases	2,676
Settlements	(3,489)

Balance at March 31, 2014	$10,234

Other Comprehensive Income

The components of OCI as of March 31, 2014 and December 31, 2013 consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Net unrealized investment gains	$224	$227
Currency translation losses	(560)	(1,601)
Other	31	(14)

Accumulated other comprehensive loss	$(305)	$(1,388)

Amounts reclassified out of OCI were less than $0.1million, net of tax, for the three months ended March 31, 2014 and 2013, and consisted of unrealized gains and losses from investments in debt securities and are reported within interest and other expense, net, in our Condensed Consolidated Statements of Operations.

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

Our available-for-sale short-term investments as of March 31, 2014 and December 31, 2013 are as follows (in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
March 31, 2014
U.S. Government and sponsored entities	$24,665	$34	$(3)	$24,696
Corporate debt securities	107,279	259	(23)	107,515
Municipal securities	13,164	9	—	13,173
Asset-backed securities	16,211	94	(40)	16,265
Mortgage-backed securities – residential	4,319	31	(5)	4,345

Total short-term investments	$165,638	$427	$(71)	$165,994

December 31, 2013
U.S. Government and sponsored entities	$28,880	$36	$(7)	$28,909
Corporate debt securities	114,333	273	(42)	114,564
Municipal securities	15,319	7	(2)	15,324
Asset-backed securities	14,148	97	(9)	14,236
Mortgage-backed securities – residential	4,906	28	(10)	4,924

Total short-term investments	$177,586	$441	$(70)	$177,957

The fair value and duration that investments, including cash equivalents, have been in a gross unrealized loss position as of March 31, 2014 and December 31, 2013 are as follows (in thousands):

	Less than 12 Months		More than 12 Months		TOTAL
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2014
U.S. Government and sponsored entities	$8,913	$(3)	$—	$—	$8,913	$(3)
Corporate debt securities	23,901	(23)	—	—	23,901	(23)
Municipal securities	3,096	—	—	—	3,096	—
Asset-backed securities	6,836	(39)	999	(1)	7,835	(40)
Mortgage-backed securities – residential	878	(4)	182	(1)	1,060	(5)

Total	$43,624	$(69)	$1,181	$(2)	$44,805	$(71)

December 31, 2013
U.S. Government and sponsored entities	$16,294	$(7)	$—	$—	$16,294	$(7)
Corporate debt securities	29,125	(42)	—	—	29,125	(42)
Municipal securities	6,243	(2)	—	—	6,243	(2)
Asset-backed securities	6,705	(9)	—	—	6,705	(9)
Mortgage-backed securities – residential	1,659	(8)	188	(2)	1,847	(10)

Total	$60,026	$(68)	$188	$(2)	$60,214	$(70)

For fixed income securities that have unrealized losses as of March 31, 2014, we have determined that we do not have the intent to sell any of these investments and it is not more likely than not that we will be required to sell any of these investments before recovery of the entire amortized cost basis. We have evaluated these fixed income securities and determined that no credit losses exist. Accordingly, management has determined that the unrealized losses on our fixed income securities as of March 31, 2014 were temporary in nature.

Amortized cost and estimated fair value of investments at March 31, 2014 is summarized by maturity date as follows (in thousands):

	Amortized cost	Fair value
Mature in less than one year	$101,348	$101,527
Mature in one to three years	64,290	64,467

Total short-term investments	$165,638	$165,994

For the three months ended March 31, 2014 and 2013, net realized losses of $0 and less than $0.1 million, respectively, were recognized in interest and other expense, net, from sales of investments. As of March 31, 2014 and December 31, 2013, net unrealized gains $0.4 million were included in OCI in the accompanying Condensed Consolidated Balance Sheets.

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

Our investments and liabilities measured at fair value have been presented in accordance with the fair value hierarchy specified in ASC 820 as of March 31, 2014 and December 31, 2013 in order of liquidity as follows (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
March 31, 2014
Assets:
Money market funds	$18,728	$18,728	$—	$—
U.S. Government and sponsored entities	24,696	10,065	14,631	—
Corporate debt securities	107,975	—	107,975	—
Municipal securities	13,173	—	13,173	—
Asset-backed securities	16,265	—	16,167	98
Mortgage-backed securities – residential	4,345	—	4,345	—

	$185,182	$28,793	$156,291	$98

Liabilities:
Contingent consideration, current and noncurrent	$19,620	$—	$—	$19,620
Self-insurance	2,523	—	—	2,523

	$22,143	$—	$—	$22,143

December 31, 2013
Assets:
Money market funds	$52,595	$52,595	$—	$—
U.S. Government and sponsored entities	28,909	12,712	16,197	—
Corporate debt securities	117,195	—	117,195	—
Municipal securities	17,377	—	17,377	—
Asset-backed securities	14,236	—	14,135	101
Mortgage-backed securities – residential	4,923	—	4,923	—

	$235,235	$65,307	$169,827	$101

Liabilities:
Contingent consideration, current and noncurrent	$21,052	$—	$—	$21,052
Self-insurance	2,554	—	—	2,554

	$23,606	$—	$—	$23,606

Money market funds of $18.7 and $52.6 million have been classified as cash equivalents as of March 31, 2014 and December 31, 2013, respectively. Municipal securities of $2.1 million have been classified as cash equivalents at December 31, 2013. Corporate debt securities of $0.5 and $2.6 million have been classified as cash equivalents at March 31, 2014 and December 31, 2013, respectively.

Investments are generally classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices or alternative pricing sources with reasonable levels of price transparency. Investments in U.S. Treasury obligations and overnight money market mutual funds have been classified as Level 1 because these securities are valued based on quoted prices in active markets or they are actively traded at $1.00 Net Asset Value. There have been no transfers between Level 1 and 2 during the three months ended March 31, 2014 and 2013.

Government agency investments and corporate debt instruments, including investments in asset-backed and mortgage-backed securities, have generally been classified as Level 2 because markets for these securities are less active or valuations for such securities utilize significant inputs, which are directly or indirectly observable. We hold asset-backed securities with income payments derived from and collateralized by a specified pool of underlying assets. Asset-backed securities in the portfolio are predominantly collateralized by credit cards and auto loans. We also hold two asset-backed securities collateralized by mortgage loans, which have been fully reserved.

At March 31, 2014 and December 31, 2013, one asset-backed instrument has been classified as Level 3 due to its significantly low level of trading activity. The rollforward of Level 3 investments is not provided due to immateriality. Changes in unobservable inputs to the fair value measurement of Level 3 investments on a recurring basis will not result in a significantly higher or lower fair value measurement.

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

In determining whether a credit loss existed, we used our best estimate of the present value of cash flows expected to be collected from each debt security. For asset-backed and mortgage-backed securities, cash flow estimates, including prepayment assumptions, we rely on data from widely accepted third party data sources or internal estimates. In addition to prepayment assumptions, cash flow estimates vary based on assumptions regarding the underlying collateral including default rates, recoveries, and changes in value. Expected cash flows were discounted using the effective interest rate implicit in the securities. Based on this analysis, there were no other-than-temporary impairments, including credit-related impairments, during the three months ended March 31, 2014 and 2013.

Liabilities for Contingent Consideration

Acquisition-related liabilities for contingent consideration (i.e., earnouts) are related to the purchase business combinations of SmartLinc in 2014, Outback Software Pty. Ltd. doing business as Metrix Software (“Metrix”), GamSys Software SPRL (“GamSys”), and PrintLeader Software (“PrintLeader”) in 2013; Technique, Inc. and Technique Business Systems Limited (collectively, “Technique”), Online Print Marketing Ltd. and DataCreation Pty. Ltd. together doing business as Online Print Solutions (“OPS”), Metrics Sistemas de Informação, Serviços e Comércio Ltda. and Metrics Sistemas de Informação e Serviço Ltda. (collectively, “Metrics”), FXcolors (“FX Colors”), and Creta Print S.L. (“Cretaprint”) in 2012; alphagraph-team GmbH (“Alphagraph”), Entrac Technologies, Inc. (“Entrac”); and Streamline Development, LLC (“Streamline”) in 2011; and Radius Solutions Incorporated (“Radius”) in 2010.

The fair value of these earnouts is estimated to be $19.6 and $21.1 million as of March 31, 2014 and December 31, 2013, respectively, by applying the income approach in accordance with ASC 805-30-25-5. Key assumptions include discount rates between 4.2% and 6.4%, achievement of acquisition-related executive deferred compensation cost, and probability-adjusted revenue and gross profit levels. Probability-adjusted revenue and gross profit are significant inputs that are not observable in the market, which ASC 820-10-35 refers to as Level 3 inputs. Acquisition-related executive deferred compensation cost of $1.8 million was expensed during the two years ended December 31, 2013, coinciding with the continuing employment of a former shareholder of an acquired company, thereby increasing the liability for contingent consideration accordingly. These contingent liabilities have been reflected in the Condensed Consolidated Balance Sheet as of March 31, 2014 as current and noncurrent liabilities of $15.6 and $4.0 million, respectively.

The OPS earnout performance probability percentage was reduced in 2014, partially offset by an increase in the Metrics performance probability percentage. The Entrac, Cretaprint, Streamline, OPS, and Alphagraph earnout performance probability percentages were reduced or partially achieved in 2013, partially offset by increased performance probability percentages with respect to the 2013 Metrics and Technique earnout performance targets. Consequently, the decrease in the fair value of contingent consideration was $0.7 and $7.1 million, partially offset by $0.1 and $1.4 million of earnout interest accretion related to all acquisitions, during the three months ended March 31, 2014 and the year ended December 31, 2013, respectively. In accordance with ASC 805-30-35-1, changes in the fair value of contingent consideration subsequent to the acquisition date have been recognized in general and administrative expense.

The earnout payment during the three months ended March 31, 2014 of $2.0 million related to the previously accrued Technique contingent consideration liability. Earnout payments during the year ended December 31, 2013 of $8.9, $4.5, $1.9, $0.7, and $0.6 million related to previously accrued Cretaprint, Metrics, Radius, Alphagraph, and Streamline contingent consideration liabilities, respectively.

Changes in the fair value of contingent consideration are summarized as follows (in thousands):

Fair value of contingent consideration at January 1, 2013	$38,050

Fair value of PrintLeader contingent consideration at May 8, 2013	389
Fair value of GamSys contingent consideration at May 31, 2013	2,640
Fair value of Metrix contingent consideration at October 16, 2013	1,123
Deferred compensation expense dependent on future employment	940
Changes in valuation	(5,779)
Payments	(16,683)
Foreign currency adjustment	372

Fair value of contingent consideration at December 31, 2013	$21,052

Fair value of SmartLinc contingent consideration at January 16, 2014	1,546
Changes in valuation	(560)
Payments	(2,000)
Foreign currency adjustment	(418)

Fair value of contingent consideration at March 31, 2014	$19,620

ASC 820-10-50-2 requires a narrative description of the sensitivity of recurring fair value measurements to changes in unobservable inputs if a change in those inputs might result in a significantly higher or lower fair value measurement. Since the primary inputs to the fair value measurement of the contingent consideration liability are the discount rate and probability-adjusted revenue, we reviewed the sensitivity of the fair value measurement to changes in these inputs. Probability-adjusted gross profit was not considered in the sensitivity analysis as its impact on the fair value measurement is conditional on achievement of the revenue performance targets by Cretaprint and has significantly less impact on the overall potential earnout payment.

We assessed the probability of achieving the revenue performance targets for the contingent consideration associated with each acquisition at percentage levels between 70% and 100% as of each respective acquisition date based on an assessment of the historical performance of each acquired entity, our current expectations of future performance, and other relevant factors. A change in probability-adjusted revenue of five percentage points from the level assumed in the current valuations would result in an increase in the earnout liability of $0.3 million or a decrease of $0.7 million resulting in a corresponding adjustment to general and administrative expense. Likewise, a change in the discount rate of one percentage point results in either an increase or decrease of $0.1 million in the fair value of contingent consideration.

Liability for Self-Insurance

We are partially self-insured for certain losses related to employee medical and dental coverage, excluding employees covered by health maintenance organizations. We generally have an individual stop loss deductible of $125 thousand per enrollee unless specific exposures are separately insured. We have accrued a contingent liability of $2.5 and $2.6 million as of March 31, 2014 and December 31, 2013, respectively, which are not discounted, based upon examination of historical trends, our claims experience, industry claims experience, actuarial analysis, and estimates. The primary estimates used in the development of our accrual as of March 31, 2014 and December 31, 2013 include total enrollment (including employee contributions), population demographics, and historical claims costs incurred, which are significant inputs that are not observable in the market, which ASC 820-10-35 refers to as Level 3 inputs.

Changes in the contingent liability for self-insurance are summarized as follows (in thousands):

Fair value of self-insurance liability at January 1, 2013	$1,375
Additions to reserve	11,590
Employee contributions	2,333
Less: insurance claims and administrative fees paid	(12,744)

Fair value of self-insurance liability at December 31, 2013	$2,554

Additions to reserve	3,016
Employee contributions	572
Less: insurance claims and administrative fees paid	(3,619)

Fair value of self-insurance liability at March 31, 2014	$2,523

While we believe these estimates are reasonable based on the information currently available, if actual trends, including the severity of claims and medical cost inflation, differ from our estimates, our consolidated financial position, results of operations, or cash flows could be impacted. ASC 820-10-50-2 requires a narrative description of the sensitivity of recurring fair value measurements to changes in unobservable inputs if a change in those inputs might result in a significantly higher or lower fair value measurement. Since the primary inputs to the fair value measurement of the self-insurance liability are the historical claims costs incurred, we reviewed the sensitivity of the fair value measurement to changes in medical cost assumptions and the severity of claims experienced by employees. A change in the severity of claims experienced and medical cost inflation of 10% results in either an increase or decrease in the fair value of the self-insurance liability of $0.1 million.

Fair Value of Derivative Instruments

We utilize the income approach to measure the fair value of our derivative assets and liabilities under ASC 820. The income approach uses pricing models that rely on market observable inputs such as yield curves, currency exchange rates, and forward prices, and are therefore classified as Level 2 measurements. The notional amount of our derivative assets and liabilities was $26.6 and $27.2 million as of March 31, 2014 and December 31, 2013, respectively. The fair value of our derivative assets and liabilities that were designated for cash flow hedge accounting treatment having notional amounts of $2.5 million as of March 31, 2014 and December 31, 2013, was not material.

6. Indebtedness

Short-term liabilities to a related party of GamSys of $1.2 million, which were assumed in the acquisition of GamSys on May 31, 2013, were repaid during the year ended December 31, 2013.

Long-term indebtedness at December 31, 2013, excluding noncurrent contingent consideration, consisted of approximately $0.2 million of Cretaprint pre-acquisition financing obligations, which were repaid prior to March 31, 2014. The remaining balance of $0.3 million on a 6.75% building mortgage, which was assumed upon the acquisition of Technique, was fully paid during the year ended December 31, 2013.

7. Income taxes

We recognized a tax provision of $0.6 million and a tax benefit of $1.8 million on pretax net income of $10.7 and $6.6 million during the three months ended March 31, 2014 and 2013, respectively. The provisions for income taxes before discrete items were $3.6 and $1.9 million during the three months ended March 31, 2014 and 2013, respectively. The increase in the provision for income taxes before discrete items for the three months ended March 31, 2014, compared with the same period in the prior year, is due primarily to the increase in profitability before income taxes and benefits related to the U.S. federal research and development credit recognized only in 2013.

Primary differences between our recorded tax provision (benefit) rate and the U.S. statutory rate of 35% include lower taxes on permanently reinvested foreign earnings, the tax effects of stock-based compensation expense pursuant to ASC 718-740, Stock Compensation – Income Taxes, which are non-deductible for tax purposes, and tax benefits related to credits for research and development costs in 2013. Pursuant to the American Taxpayer Relief Act of 2012, on January 2, 2013, we recognized a tax benefit of $3.2 million during the three months ended March 31, 2013, resulting from the retroactive renewal of the U.S. federal research and development tax credit. ASC 740-10-45-15, Income Taxes, requires that the effects of a change in tax law or rates be recognized in the period that includes the enactment date. During the three months ended March 31, 2014, we recognized a $3.1 million tax benefit related to the increased valuation of intangible assets for Brazilian tax reporting resulting from the merger of our Brazilian subsidiaries.

Our tax provision before discrete items is reconciled to our recorded provision for (benefit from) income taxes for the three months ended March 31, 2014 and 2013 as follows (in millions):

	Three months ended March 31,
	2014	2013
Provision for income taxes before discrete items	$3.6	$1.9
Interest related to unrecognized tax benefits	0.1	0.1
Provision related to reassessment of taxes resulting from the filing of prior year foreign tax returns	—	0.3
Benefit related to restructuring and other expense	(0.1)	(0.6)
Benefit related to the 2012 U.S. federal research and development tax credit	—	(3.2)
Benefit related to merger of Brazilian entities	(3.1)	—
Non-deductible stock compensation charge	0.3	—
Tax deductions related to ESPP dispositions	(0.2)	(0.3)

Provision for (benefit from) income taxes	$0.6	$(1.8)

As of March 31, 2014 and December 31, 2013, the gross unrecognized tax benefits were $34.0 and $33.0 million, respectively, which would affect the effective tax rate, if recognized. Over the next twelve months, our existing tax positions will continue to generate an increase in liabilities for unrecognized tax benefits. It is reasonably possible that our gross unrecognized tax benefits will decrease up to $3.5 million in the next twelve months. These adjustments, if recognized, would positively impact our effective tax rate, and would be recognized as additional tax benefits in our Condensed Consolidated Statement of Operations. The reduction in unrecognized tax benefits relates primarily to a lapse of the statute of limitations for federal and state tax purposes.

In accordance with ASU 2013-11, which is effective in the first quarter of 2014, we have recorded $26.8 million of gross unrecognized tax benefits as an offset to deferred tax assets as of March 31, 2014, and the remaining $7.2 million has been recorded as non-current income taxes payable.

We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of March 31, 2014 and December 31, 2013, we have accrued $1.1 and $1.0 million, respectively, for potential payments of interest and penalties.

As of March 31, 2014, we were subject to examination by the Internal Revenue Service for the 2010-2013 tax years, state tax jurisdictions for the 2009-2013 tax years, the Netherlands tax authority for the 2012-2013 tax years, and the Spanish tax authority for the 2010-2013 tax years.

8. Commitments and Contingencies

Contingent Consideration

We are required to make payments to the former stockholders of acquired companies based on the achievement of specified performance targets. The fair value of these earnouts is estimated to be $19.6 and $21.1 million at March 31, 2014 and December 31, 2013, respectively, by applying the income approach in accordance with ASC 805-30-25-5. These contingent liabilities have been reflected in the Condensed Consolidated Balance Sheet as of March 31, 2014, as current and noncurrent liabilities of $15.6 and $4.0 million, respectively. The potential undiscounted amount of future contingent consideration cash payments that we could be required to make related to our business acquisitions, beyond amounts currently accrued, is $3.3 million as of March 31, 2014.

The OPS earnout performance probability percentage was reduced in 2014, partially offset by an increase in the Metrics performance probability percentage. The Entrac, Cretaprint, Streamline, OPS, and Alphagraph earnout performance probability percentages were reduced or partially achieved in 2013, partially offset by increased performance probability percentages with respect to the 2013 Metrics and Technique earnout performance targets. Consequently, the decrease in the fair value of contingent consideration was $0.7 and $7.1 million, partially offset by $0.1 and $1.4 million of earnout interest accretion related to all acquisitions, during the three months ended March 31, 2014 and the year ended December 31, 2013, respectively.

Self-Insurance

We are partially self-insured for certain losses related to employee medical and dental coverage, excluding employees covered by health maintenance organizations. We generally have an individual stop loss deductible of $125 thousand per enrollee unless specific exposures are separately insured. We recognize our self-insurance expense for interim reporting purposes on a pro rata basis over the year in accordance with ASC 720-20-35-3, Insurance Costs. This approach treats usual recurring self-insurance losses as integral to annual reporting. Therefore, any expected changes in the incurred but not reported liability and related insurance recoveries that are not related to specific events are spread over the entire year.

We have accrued a contingent liability of $2.5 and $2.6 million as of March 31, 2014 and December 31, 2013, respectively, which represents an allocation of the ultimate claims cost that will be incurred through year end. The estimated liability is not discounted and is established based upon analysis of historical data supplied by our insurance carrier and an internal update of the actuarial analysis that we obtained at March 31, 2014. We will further refine our accrual at December 31, 2014 based upon appropriate actuarial analysis and estimates. The primary estimates used in the development of our accrual at March 31, 2014 include total enrollment (including employee contributions), population demographics, and historical claims costs incurred. While we believe these estimates are reasonable based on the information currently available, if actual trends, including the severity of claims and medical cost inflation, differ from our estimates, our consolidated financial position, results of operations, or cash flows could be impacted.

Lease Commitments and Contractual Obligations

As of March 31, 2014, we have leased certain of our current facilities under noncancellable operating lease agreements. We are required to pay property taxes, insurance, and nominal maintenance costs for certain of these facilities and any increases over the base year of these expenses on the remainder of our facilities.

On April 26, 2013, we purchased an approximately 119,000 square foot cold shell building located at 6750 Dumbarton Circle, Fremont, California, the related land, and certain other property improvements from John Arrillaga Survivor’s Trust, represented by John Arrillaga, Trustee, and Richard T. Peery Separate Property Trust, represented by Richard T. Peery, Trustee (the “Trusts”), for a total purchase price of $21.5 million. We have incurred build-out and construction costs, including furniture and equipment and capitalized interest, of $22.3 million as of October 31, 2013, when it was placed in service.

We entered into a 15-year lease agreement with the Trusts, pursuant to which we leased approximately 59,000 square feet of a building located at 6700 Dumbarton Circle, Fremont, California, which is adjacent to the building that we purchased from the Trusts. The lease commenced on September 1, 2013. Minimum lease payments are $18.5 million, net of full abatement of rent for the first three years of the lease term. During the initial lease term, we also have certain rights of first refusal to (i) lease the remaining portion of the facility and/or (ii) purchase the facility.

This location now serves as our worldwide corporate headquarters, as well as engineering, marketing, and administrative operations for our Fiery operating segment. We relocated our former corporate headquarters to this location during the fourth quarter of 2013.

The leased facility was a cold shell requiring additional build-out and tenant improvements. The Trusts paid the costs of the build-out up to $4.5 million, including all structural improvements, and we will pay the costs of tenant improvements beyond that amount. We have incurred $5.4 million, including furniture and equipment, as of October 31, 2013, when it was placed in service. The Trusts are responsible for any costs related to force majeure events that result in any damage to the facility. We are responsible for cost over-runs, if any, related to force majeure events including strikes, war, and material availability. Since we are responsible for cost overruns related to certain force majeure events, we are in substance offering an indemnification to the Trusts for events outside of our control. As such, we are deemed to be the accounting owner of the facility. As of March 31, 2014, we capitalized $11.1 million in property and equipment based on the estimated replacement cost of the unfinished space, including capitalized interest, reduced by accumulated depreciation.

Monthly lease payments are allocated between the land element of the lease, which is accounted for as an operating lease upon lease execution, and the imputed financing obligation. The imputed financing obligation is being amortized upon lease commencement in accordance with the effective interest method using the interest rate determined in accordance with the requirements of sale leaseback accounting. The imputed interest cost incurred during the construction period was capitalized as a component of the construction cost upon lease commencement. As of March 31, 2014, the imputed financing obligation in connection with the facility was $11.7 million, including accrued interest, which was classified as a long-term imputed financing obligation in our Condensed Consolidated Balance Sheet. If the requirements of sale leaseback accounting are satisfied, or at the end of the initial lease term, we will reverse the net book value of the building and the corresponding imputed financing obligation.

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

As of March 31, 2014, we are subject to the various claims, lawsuits, investigations, or proceedings discussed below.

Componex Corporation (“Componex”) vs. EFI

Componex is a manufacturer of rolls used in machines handling continuous sheets of product and is a supplier for certain products in our VUTEk product line. On May 30, 2013, Componex filed an action in the United States District Court for the Western District of Wisconsin alleging that rolls supplied to EFI by another vendor infringe two patents held by Componex. Because this proceeding is still in its discovery stage, we have not completed our evaluation of the allegations, determined whether the loss is probable or reasonably possible or, if it is probable or reasonably possible, estimated the amount or range of loss that may be incurred.

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

In addition to its own defenses, EFI has contractual obligations to indemnify certain of its customers to varying degrees subject to various circumstances, including Konica Minolta, Xerox, and others. We do not believe that our products infringe any valid claim of Digitech’s patent. We filed our response to the action, denying infringement and arguing that the patent at issue is not valid. We also moved to strike Digitech’s infringement contentions as lacking a proper basis. On July 31, 2013, the District Court granted summary judgment that the patent at issue is invalid. On August 6, 2013, the District Court entered judgment in favor of EFI and the other defendants. On August 28, 2013, Digitech filed its notice of appeal to the United States Court of Appeals for the Federal Circuit (“Court of Appeals”). The hearing was held on April 7, 2014.

We do not believe that Digitech’s patent or infringement claims based on the patent are valid and we do not believe it is probable that we will incur a material loss in this matter. However, it is reasonably possible that our financial statements could be materially affected if the Court of Appeals reverses the District Court’s summary judgment and the District Court subsequently reaches a different conclusion from its decision that the patent is invalid. We are assessing whether we can provide a reasonable estimate of the range of loss. Such an evaluation includes, among other things, a determination of the total sales of the implicated systems in the United States and what a reasonable royalty, if any, might be under the circumstances.

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

In a separate action filed in the German Federal Patent Court, we challenged the validity of the Durst patent, which we believe is invalid in light of prior art. The Federal Patent Court held a hearing on the validity of the patent on October 23, 2013 and, following the hearing, declared the relevant claims in Durst’s patents to be invalid. Durst did not appeal this judgment and, on October 24, 2013, the Federal Patent Court issued a confirmation that the ruling of invalidity is final.

On November 12, 2013, following the Federal Patent Court’s decision invalidating the patent, the Higher Regional Court of Dusseldorf stayed Durst’s infringement action until a final decision is reached in EFI’s nullity proceeding. On April 22, 2014, we requested the Dusseldorf court to lift the stay and annul the decision of the Regional Court, dismiss Durst’s case, and impose the costs of the proceeding on Durst. As a result of the Federal Patent Court’s decision, we do not believe that there is any remaining basis for Durst’s infringement claims and we do not believe it is probable that we will incur a material loss in this matter. We no longer have any potential liability in this matter.

B.V.B.A Omnigraphics, formerly N.V. Perfectproof Europe (“Perfectproof”) v. EFI GmbH

On December 31, 2001, Perfectproof filed a complaint against BEST GmbH, currently EFI GmbH, in the Tribunal de Commerce of Brussels, Belgium (the “Commercial Court”), alleging unlawful unilateral termination of an alleged “exclusive” distribution agreement and claiming damages of approximately EU 0.6 million for such termination and additional damages of EU 0.3 million, or a total of approximately $1.2 million. In a judgment issued by the Commercial Court on June 24, 2002, the court declared that the distribution agreement was not “exclusive” and questioned its jurisdiction over the claim. Perfectproof appealed, and by decision dated November 30, 2004, the Court d’Appel of Brussels (the “Court of Appeal”) rejected the appeal and remanded the case to the Commercial Court. Subsequently, by judgment dated November 17, 2009, the Commercial Court dismissed the action for lack of jurisdiction of Belgian courts over the claim. On March 25, 2009, Perfectproof again appealed to the Court of Appeal. On November 16, 2010, the Court of Appeal declared, among other things, that the Commercial Court was competent to hear the case; that the “exclusive” agreement required reasonable notice prior to termination; and that Perfectproof is entitled to damages. The court appointed an expert to review the parties’ records and address certain questions relevant in assessing Perfectproof’s damages claim. On October 19, 2011, the expert issued its final report itemizing damages that are, in the aggregate, significantly less than the amount claimed by Perfectproof. The final determination of damages of less than $0.1 million was adopted by the court on February 10, 2014. We have no further liability in this matter.

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

Other Matters

As of March 31, 2014, we were also subject to various other claims, lawsuits, investigations, and proceedings in addition to those discussed above. There is at least a reasonable possibility that additional losses may be incurred in excess of the amounts that we have accrued. However, we believe that certain of these claims are not material to our financial statements or the range of reasonably possible losses is not reasonably estimable. Litigation is inherently unpredictable, and while we believe that we have valid defenses with respect to legal matters pending against us, our financial statements could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies or because of the diversion of management’s attention and the incurrence of significant expenses.

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

Fiery, which consists of digital front ends (“DFEs”) that transform digital copiers and printers into high performance networked printing devices for the office and commercial printing market. This operating segment is comprised of (i) stand-alone DFEs connected to digital printers, copiers, and other peripheral devices, (ii) embedded DFEs and design-licensed solutions used in digital copiers and multi-functional devices, (iii) optional software integrated into our DFE solutions such as Fiery Central, Command WorkStation, and MicroPress, (iv) Entrac, our self-service and payment solution, (v) PrintMe, our mobile printing application, and (vi) stand-alone software-based solutions such as our proofing and scanning solutions.

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

Operating segment profit (i.e., gross profit), excluding stock-based compensation expense, for the three months ended March 31, 2014 and 2013 is summarized as follows (in thousands):

	Three months ended March 31,
	2014	2013
Industrial Inkjet
Revenue	$87,944	$80,303
Gross profit	32,837	31,981
Gross profit percentages	37.3%	39.8%
Productivity Software
Revenue	$31,693	$27,729
Gross profit	22,841	19,924
Gross profit percentages	72.1%	71.9%
Fiery
Revenue	$69,051	$63,327
Gross profit	47,829	42,424
Gross profit percentages	69.3%	67.0%

A reconciliation of our segment gross profit to our condensed consolidated statements of operations for the three months ended March 31, 2014 and 2013 is as follows (in thousands):

	Three months ended March 31,
	2014	2013
Segment gross profit	$103,507	$94,329
Stock-based compensation expense	(532)	(469)

Gross profit	$102,975	$93,860

Tangible and intangible assets, net of liabilities, are summarized by operating segment as follows (in thousands):

March 31, 2014	Industrial Inkjet	Productivity Software	Fiery
Goodwill	$61,772	$110,145	$64,791
Identified intangible assets, net	31,555	32,217	1,814
Tangible assets, net of liabilities	94,223	(13,783)	17,671

Net tangible and intangible assets	$187,550	$128,579	$84,276

December 31, 2013
Goodwill	$61,704	$106,697	$64,801
Identified intangible assets, net	33,436	33,271	2,015
Tangible assets, net of liabilities	95,350	(14,388)	25,736

Net tangible and intangible assets	$190,490	$125,580	$92,552

Operating segment assets exclude corporate assets, such as cash and cash equivalents, short-term investments, corporate headquarters facility, imputed financing obligation, taxes receivable, and taxes payable.

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

Our revenue by ship-to destination for the three months ended March 31, 2014 and 2013 was as follows (in thousands):

	Three months ended March 31,
	2014	2013
Americas	$100,981	$93,897
Europe, Middle East, and Africa (“EMEA”)	60,541	50,046
Asia Pacific (“APAC”)	27,166	27,416
Japan	5,817	7,219
APAC, ex Japan	21,349	20,197

Total revenue	$188,688	$171,359

10. Derivatives and Hedging

We are exposed to market risk and foreign currency exchange risk from changes in foreign currency exchange rates, which could affect operating results, financial position, and cash flows. We manage our exposure to these risks through our regular operating and financing activities and, when appropriate, through the use of derivative financial instruments. These derivative financial instruments are used to hedge monetary assets and liabilities, including intercompany transactions, as well as reduce earnings and cash flow volatility resulting from shifts in market rates. Our objective is to offset gains and losses resulting from these exposures with losses and gains on the derivative contracts used to hedge them, thereby reducing volatility of earnings or protecting fair values of assets and liabilities. We do not have any leveraged derivatives, nor do we use derivative contracts for speculative purposes. ASC 815, Derivatives and Hedging, requires the fair value of all derivative instruments, including those embedded in other contracts, to be recorded as assets or liabilities in our Condensed Consolidated Balance Sheet. As permitted, foreign exchange contracts with notional amounts of $2.5 million and net asset/liability fair values that are immaterial have been designated for cash flow hedge accounting treatment at March 31, 2014 and December 31, 2013. The related cash flow impacts of our derivative contracts are reflected as cash flows from operating activities.

Our exposures are related to non-U.S. dollar-denominated revenue in Europe, Japan, the U.K., Latin America, China, Australia, and New Zealand and are primarily related to non-U.S. dollar-denominated operating expenses in Europe, India, Japan, the U.K., China, Brazil, and Australia. We hedge our operating expense cash flow exposure in Indian rupees. We hedge remeasurement exposure associated with Euro-denominated intercompany loans and Indian rupee net monetary assets. As of March 31, 2014, we had not entered into hedges against any other currency exposures, but we may consider hedging against movements in other currencies in the future.

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

Foreign currency derivative contracts with notional amounts of $2.5 million and net asset/liability amounts that are immaterial have been designated as cash flow hedges of our Indian rupee operating expense exposure at March 31, 2014 and December 31, 2013. The changes in fair value of these contracts are reported as a component of OCI and reclassified to operating expense in the periods of payment of the hedged operating expenses. The amount of ineffectiveness that was recorded in the Condensed Consolidated Statement of Operations for these designated cash flow hedges was immaterial. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.

Forward contracts not designated as hedging instruments with notional amounts of $24.1 and $24.7 million are used to hedge foreign currency balance sheet exposures at March 31, 2014 and December 31, 2013, respectively. They are not designated for hedge accounting treatment since there is a natural offset for the remeasurement of the underlying foreign currency denominated asset or liability. We recognize changes in the fair value of non-designated derivative instruments in earnings in the period of change. Gains (losses) on foreign currency forward contracts used to hedge balance sheet exposures are recognized in interest and other expense, net, in the same period as the remeasurement gain (loss) of the related foreign currency denominated assets and liabilities. Forward contracts not designated as hedging instruments consist of hedges of Euro-denominated intercompany loans with notional amounts of $23.2 and $24.7 million at March 31, 2014 and December 31, 2013, respectively, and a hedge of Indian rupee net monetary assets with a notional amount of $0.9 million at March 31, 2014.

11. Restructuring and Other

During the three months ended March 31, 2014 and 2013, cost reduction actions were taken to lower our quarterly operating expense run rate as we analyzed our cost structure. We announced restructuring plans to better align our costs with revenue levels and the current economic environment and to re-align our cost structure following our business acquisitions. These charges primarily relate to cost reduction actions undertaken to integrate recently acquired businesses and lower our quarterly operating expense run rates. Restructuring and other consists primarily of restructuring, severance, retention, facility downsizing and relocation, and acquisition integration expenses. Our restructuring and other plans are accounted for in accordance with ASC 420, Exit or Disposal Cost Obligations, ASC 712, Compensation – Non-Retirement Postemployment Benefits, and ASC 820.

We recorded restructuring and other charges of $1.1 and $2.0 million for the three months ended March 31, 2014 and 2013, respectively, primarily consisting of restructuring, severance, retention, and charges to downsize or relocate our facilities. Restructuring and severance costs of $0.6 and $1.0 million resulted from head count reductions of 35 and 34 for the three months ended March 31, 2014 and 2013, respectively. Severance costs include severance payments, related employee benefits, and outplacement or relocation costs.

Retention expenses of $0.2 million were accrued during the three months ended March 31, 2013, primarily related to acquisition-related executive deferred compensation cost coinciding with the continuing employment of a former shareholder of an acquired company

Facilities relocation expenses of $0.1 and $0.2 million were accrued during the three months ended March 31, 2014 and 2013, respectively, resulting from the relocation of certain manufacturing and administrative locations in 2014 and preliminary costs related to the relocation of our corporate headquarters facility in 2013.

Integration expenses of $0.4 and $0.6 million were incurred during the three months ended March 31, 2014 and 2013, respectively, primarily related to the Lector Computersysteme GmbH (“Lector”), Metrix, and GamSys acquisitions in 2014 and the Cretaprint, Metrics, OPS, and Technique acquisitions in 2013.

Restructuring and other reserve activities for the three months ended March 31, 2014 and 2013 are summarized as follows (in thousands):

	2014	2013
Reserve balance at January 1,	$873	$1,670
Restructuring charges	401	771
Other charges	691	1,207
Non-cash retention charge	—	(235)
Payments	(956)	(1,251)

Reserve balance at March 31,	$1,009	$2,162

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

Stock-based compensation expense related to stock options, ESPP purchases, and RSUs under ASC 718 for the three months ended March 31, 2014 and 2013 is summarized as follows (in thousands):

	Three months ended March 31,
	2014	2013
Employee stock options	$86	$438
RSUs	7,813	5,272
ESPP	564	934

Total stock-based compensation	8,463	6,644
Tax effect on stock-based compensation	(2,280)	(1,934)

Net effect on net income	$6,183	$4,710

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

No stock options were granted during the three months ended March 31, 2014 and 2013. The estimated per share weighted average fair value of ESPP shares issued and the assumptions used to estimate fair value for the three months ended March 31, 2014 and 2013 are as follows:

	ESPP
	Three months ended March 31,
	2014	2013
Weighted average fair value per share	$10.81	$6.68
Expected volatility	25% - 28%	29% - 38%
Risk-free interest rate	0.1% - 0.3%	0.1% - 0.3%
Expected term (in years)	0.5 - 2.0	0.5 - 2.0

Stock options outstanding and exercisable as of March 31, 2014 and activity for the three months ended March 31, 2014 is as follows (in thousands, except weighted average exercise price and remaining contractual term):

	Shares outstanding	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Options outstanding at January 1, 2014	1,060	$14.66
Options granted	—	—
Options forfeited and expired	(1)	23.32
Options exercised	(386)	15.94

Options outstanding at March 31, 2014	673	$13.92	3.53	$19,815

Options vested and expected to vest at March 31, 2014	662	$13.90	3.51	$19,459

Options exercisable at March 31, 2014	536	$13.56	3.22	$15,938

Aggregate intrinsic value for stock options represents the difference between the closing price per share of our common stock on the last trading day of the fiscal period and the option exercise price multiplied by the number of in-the-money stock options outstanding, vested and expected to vest, and exercisable at March 31, 2014.

Non-vested RSUs as of March 31, 2014 and activity during the three months ended March 31, 2014 are summarized below (shares in thousands):

	Shares	Weighted average grant date fair value
Non-vested at January 1, 2014	2,089	$23.44
Restricted stock granted	416	39.28
Restricted stock vested	(295)	21.30
Restricted stock forfeited	(30)	22.92

Non-vested at March 31, 2014	2,180	$26.76

The grant date fair value of RSUs vested during the three months ended March 31, 2014 was $6.3 million. The aggregate intrinsic value at March 31, 2014 for RSUs expected to vest was $81.2 million and the remaining weighted average vesting period was 1.2 years. Aggregate intrinsic value for RSUs expected to vest represents the closing price per share of our common stock on the last trading day of the fiscal period, multiplied by the number of RSUs expected to vest as of March 31, 2014.

Performance-based and Market-based RSUs and Stock Options

We use the BSM option pricing model to value performance-based awards. Required assumption to value performance-based awards under the BSM model were previously discussed and summarized in the section titled “Valuation Assumptions.”

Our performance-based RSUs generally vest when specified performance criteria are met based on revenue and either non-GAAP operating income or non-GAAP earnings per share targets during the service period; otherwise, they are forfeited. The performance criteria for long-term incentive plans must be achieved during four consecutive quarters during the service period. Non-GAAP operating income is defined as operating income determined in accordance with GAAP, adjusted to remove the impact of certain recurring and non-recurring expenses and gains. Non-GAAP earnings per share is defined as non-GAAP net income divided by diluted weighted average common shares outstanding. Non-GAAP net income is defined as net income determined in accordance with GAAP adjusted to remove the impact of certain recurring and non-recurring expenses and gains, and the tax effects of these adjustments. The grant date fair value determined in accordance with the BSM valuation model is being amortized over the service period of the awards. The probability of achieving the awards was determined based on review of the actual results achieved thus far by each business unit compared with the operating plan during the pertinent service period, forecasted results during the pertinent service period, and the overall strength of the business unit within EFI. Stock-based compensation expense was adjusted based on this probability assessment. As actual results are achieved during the service period, the probability assessment is updated and stock-based compensation expense adjusted accordingly.

We use a Monte Carlo option pricing model to value market-based awards. Market-based awards vest when our average closing stock price exceeds defined multiples of the closing stock price on a specified date for a defined number of consecutive trading days. If these multiples were not achieved by another specified date, the awards are forfeited. The grant date fair value is being amortized over the average derived service period of the awards. The average derived service period and total fair value were determined using a Monte Carlo valuation model based on our assumptions, which include a risk-free interest rate and implied volatility.

Performance-based and market-based RSUs and stock options that were outstanding at any point during the three months ended March 31, 2014, and the year ended December 31, 2013, are summarized by year of grant as follows:

	Short-Term Incentive Performance-Based RSUs		Long-Term Incentive Performance-Based RSUs		Market- based RSUs
2014 Grant Dates	Dates	Amounts	Dates	Amounts	Dates	Amounts

Shares Granted	1/24/2014	153,178	1/16/2014	135,544	1/16/2014	33,564

Shares Vested		—		—		—

Shares Forfeited		—		—		—

Shares Outstanding		153,178		135,544		33,564

Service Period (years)		1.00		3.00

Derived Service Period (years)						1.53

Grant date fair value (millions)		$6.2		$5.4		$1.1

Risk-free interest rate						2.3%

Volatility						35%

	Short-Term Incentive Performance-Based RSUs		Long-Term Incentive Performance-Based RSUs
2013 Grant Dates	Dates	Amounts	Dates	Amounts

Shares Granted	2/21/2013	234,519	8/15/2013	280,305
	3/27/2013	2,660
	3/27/2013	5,920
	5/10/2013	1,013

Shares Vested	1/31/2014	(2,480)		—
	1/21/2014	(204,155)
	3/27/2014	(5,355)

Shares Forfeited		(31,109)		(29,964)

Shares Outstanding		1,013		250,341

Service Period (years)		1.00		4.00

Grant date fair value (millions)		$5.7		$8.6

	Short-Term Incentive Performance-Based RSUs		Long-Term Incentive Performance-Based RSUs
2012 Grant Dates	Dates	Amounts	Dates	Amounts

Shares Granted	2/9/2012	51,286	5/18/2012	191,594
	2/13/2012	207,448
	2/13/2012	15,000
	5/11/2012	9,116

Shares Vested	2/22/2013	(157,140)	8/15/2013	(63,868)
	5/11/2013	(8,016)	1/24/2013	(54,697)

Shares Forfeited		(117,694)		(18,333)

Shares Outstanding		—		54,696

Service Period (years)		1.00		3.00

Grant date fair value (millions)		$4.9		$3.0

	Long-Term Incentive Performance-Based RSUs		Long-Term Incentive Performance-Based RSUs		Market- based RSUs
2011 Grant Dates	Dates	Amounts	Dates	Amounts	Dates	Amounts

Shares Granted	8/15/2011	195,156	8/15/2011	8,000	1/5/2011	90,000

Shares Vested	5/23/2012	(64,909)			5/10/2011	(28,000)
	8/15/2013	(62,201)			2/7/2013	(31,000)
					4/1/2013	(31,000)

Shares Forfeited		(14,800)

Shares Outstanding		53,246		8,000		—

Service Period (years)		3.00		7.00

Derived Service Period (years)						3.93

Grant date fair value (millions)		$3.0		$0.1		$1.1

Risk-free interest rate						2.9%

Volatility						40%

	2009 Grant Dates
	Market- based RSUs		Market- based Options		Return on Equity-Driven Perf-Based Options
Pre-2011 Grant Dates	Dates	Amounts	Dates	Amounts	Dates	Amounts

Shares Granted	6/18/2009	83,000
	8/28/2009	15,000	8/28/2009	294,076	8/28/2009	32,674

Shares Vested	1/1/2011	(5,000)	4/27/2011	(59,598)	2/9/2012	(5,298)
	1/10/2011	(24,335)	1/14/2013	(43,706)
	12/17/2012	(24,335)	2/11/2013	(43,706)
	12/13/2013	(24,330)	3/25/2013	(43,706)

Shares Forfeited		(20,000)		(103,360)		(11,836)

Shares Outstanding		—		—		15,540

Derived Service Period (years)		4.35		4.88		3.71

Grant date fair value (millions)		$0.9		$1.7		$0.1

Risk-free interest rate		3.5%		3.1%

Volatility		50%		50%

Shares vested reflect the date that the performance criteria were achieved with the exception of the Compensation Committee certification requirement, which typically occurs at a later date.

Stock options granted during the year ended December 31, 2009 included 32,674 performance-based stock options. These performance-based stock options vest when our annual non-GAAP return on equity exceeds defined thresholds of the 2008 non-GAAP return on equity. Non-GAAP return on equity is defined as non-GAAP net income divided by stockholders’ equity. Non-GAAP net income is defined as net income determined in accordance with GAAP adjusted to remove the impact of certain recurring and non-recurring expenses and gains, and the tax effects of these adjustments.

13. Common Stock Repurchase Programs

On August 31, 2012, the board of directors approved the repurchase of $100 million of outstanding common stock. Under this publicly announced plan, we repurchased 0.7 million shares for an aggregate purchase price of $19.3 million during the year ended December 31, 2013.

On November 6, 2013, the board of directors cancelled $58 million remaining for repurchase under the 2012 authorization and approved a new authorization to repurchase of $200 million of outstanding common stock. This authorization expires in November 2016. Under this publicly announced plan, we repurchased 0.1 million shares for an aggregate purchase price of $2.5 million during the year ended December 31, 2013. We repurchased 0.8 million shares for an aggregate purchase price of $34.2 million during the three months ended March 31, 2014.

Our employees have the option to surrender shares of common stock to satisfy their tax withholding obligations that arise on the vesting of RSUs. In addition, certain employees can surrender shares to satisfy the exercise price of certain stock options and any tax withholding obligations incurred in connection with such exercises. Employees surrendered 0.3 million shares for an aggregate purchase price of $14.2 and $6.6 million during the three months ended March 31, 2014 and 2013, respectively.

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

14. Accounts Receivable

Financing Receivables

We had financing receivables of $3.6 and $5.2 million consisting of $3.3 and $4.3 million of sales-type lease receivables, included within other current assets and other assets, and $0.3 and $0.9 million of trade receivables having a contractual maturity in excess of 360 days at March 31, 2014 and December 31, 2013, respectively. The credit quality of financing receivables are evaluated on the same basis as trade receivables. We have not experienced material amounts of past due financing receivables.

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

We have facilities in Spain that enable us to sell to third parties, on an ongoing basis, certain trade receivables without recourse. Trade receivables sold without recourse are generally short-term receivables with payment due dates of less than one year, which are secured by international letters of credit. Trade receivables sold under these facilities were $2.8 million during the three months ended March 31, 2014 and $8.3 million during the year ended December 31, 2013, which approximates the cash received.

We have facilities in the U.S. that enable us to sell to third parties, on an ongoing basis, certain trade receivables with recourse. The trade receivables sold with recourse are generally short-term receivables with payment due dates of less than 30 days from the date of sale, which are subject to a servicing obligation. Trade receivables sold under these facilities were $3.4 million during the three months ended March 31, 2014 and $12.9 million during the year ended December 31, 2013, which approximates the cash received. We report collections from the sale of trade receivables to third parties as operating cash flows in the condensed consolidated statements of cash flows, because such receivables are the result of an operating activity and the associated interest rate risk is de minimus.

15. Subsequent Event

On April 14, 2014, we acquired privately-held Rhapso S.A. (“Rhapso”), headquartered in Les Ulis, France, for approximately $6.5 million of cash consideration. Rhapso provides printing and packaging software to the European market and will be integrated into the Productivity Software operating segment. We are in the process of completing the purchase price allocation for this acquisition. Pro forma results of operations have not been presented because the acquisition was not material to our results of operations.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This Quarterly Report on Form 10-Q (“Report”), including “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains forward-looking statements regarding future events and the future results of the Company that are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the management of the Company. Words such as “anticipate,” “believe,” “continue,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “potential,” “project,” “seek,” “should,”“target,” “will,” variations of such words, and similar expressions are intended to identify such forward-looking statements. Such statements reflect the current views of the Company and its management with respect to future events and are subject to certain risks, uncertainties, and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company’s actual results, performance, or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Report under the section entitled “Risk Factors” in Item 1A of Part II of this report and Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2013 and elsewhere and in other reports the Company files with the SEC. The following discussion should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and the condensed consolidated financial statements and notes thereto included elsewhere in this Report. The Company assumes no obligation to revise or update these forward-looking statements to reflect actual results, events, or changes in factors or assumptions affecting such forward-looking statements.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make judgments, assumptions, and estimates that affect the amounts reported. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably possible could materially impact the financial statements. Management believes there have been no significant changes during the three months ended March 31, 2014 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2013.

Recent Accounting Pronouncements

See Note 1 of our Notes to Condensed Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption.

Overview

Key financial results for the three months ended March 31, 2014 were as follows:

•

Our results of operations for the three months ended March 31, 2014 compared with the three months ended March 31, 2013 reflect revenue growth, consistent gross profit, and decreased operating expenses as a percentage of revenue, which resulted in improved profitability. Our revenue growth was driven by increased revenue in all three operating segments in all geographies, excluding Japan. We completed our acquisition of SmartLinc in 2014. We completed our acquisitions of Lector, Metrix, GamSys, and PrintLeader in 2013. Their results are included in our results of operations subsequent to their respective acquisition dates.

•

Our consolidated revenue increased by 10%, or $17.3 million, during the three months ended March 31, 2014, compared with the three months ended March 31, 2013. Industrial Inkjet, Productivity Software, and Fiery revenue increased by $7.6, $4.0, and $5.7 million, respectively, during the three months ended March 31, 2014, as compared with the three months ended March 31, 2013. Revenue from businesses owned more than 12 months increased by 9% during the three months ended March 31, 2014, compared with the three months ended March 31, 2013. Recurring ink and maintenance revenue increased by 16% in the current quarter compared with the same quarter in the prior year.

•

Operating expenses were 49% of revenue during the three months ended March 31, 2014, which was comparable to 49% of revenue during the three months ended March 31, 2013. Operating expenses increased by $7.8 million, or 9%, during the three months ended March 31, 2014, compared with the three months ended March 31, 2013, but were comparable as a percentage of revenue due to the 10% increase in revenue during the three months ended March 31, 2014.

•

Interest and other expense, net, decreased by $2.7 million during the three months ended March 31, 2014 compared to the three months ended March 31, 2013. This decrease is primarily due to imputed interest expense of $0.9 million related to the deferred proceeds from sale of building and land in 2013 and a foreign currency fluctuation of $2.0 million between the periods.

•

We recognized a tax provision of $0.6 million and a tax benefit of $1.8 million on pretax net income of $10.7 and $6.6 million during the three months ended March 31, 2014 and 2013, respectively. We recognized a $3.1 million tax benefit during the three months ended March 31, 2014, related to the increased valuation of intangible assets for Brazilian tax reporting resulting from the merger of our Brazilian subsidiaries. Pursuant to the American Taxpayer Relief Act of 2012, on January 2, 2013, we recognized a tax benefit of $3.2 million resulting from the retroactive renewal of the U.S. federal research and development tax credit. ASC 740-10-45-15 requires that the effects of a change in tax law or rates be recognized in the period that includes the enactment date. Accordingly, the portion of the retroactive credit that related to 2012 was entirely recognized on January 2, 2013.

Results of Operations

Our Condensed Consolidated Statements of Operations as a percentage of total revenue for the three months ended March 31, 2014 and 2013 is as follows:

	Three months ended March 31,
	2014	2013
Revenue	100%	100%
Gross Profit	55	55
Operating expenses:
Research and development	17	18
Sales and marketing	19	19
General and administrative	9	8
Restructuring and other	1	1
Amortization of identified intangibles	3	3

Total operating expenses	49	49

Income from operations	6	6
Interest and other income (expense), net	—	(2)

Income before income taxes	6	4
Provision for income taxes	(1)	1

Net income	5%	5%

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

“Productivity Software,” which consists of (i) our business process automation software, including Monarch and Metrics; (ii) Pace, our business process automation software that is available in a cloud-based environment; (iii) Digital StoreFront, our cloud-based e-commerce solution that allows print service providers to accept, manage, and process printing orders over the internet; (iv) Radius, our business process automation software for label and packaging printers; and (v) other business process automation and e-commerce solutions designed for the printing and packaging industries.

“Fiery,” which consists of DFEs that transform digital copiers and printers into high performance networked printing devices for the office and commercial printing market. This operating segment is comprised of (i) stand-alone DFEs connected to digital printers, copiers, and other peripheral devices, (ii) embedded DFEs and design-licensed solutions used in digital copiers and multi-functional devices, (iii) optional software integrated into our DFE solutions such as Fiery Central, Command WorkStation, and MicroPress, (iv) Entrac, our self-service and payment solution, (v) PrintMe, our mobile printing application, and (vi) stand-alone software-based solutions such as our proofing and scanning solutions.

On a sequential basis, revenue during the first quarter of 2014 decreased by $8.5 million, or 4%, compared to fourth quarter 2013 results, due to reduced demand during the first quarter as companies re-set their capital budgets at the beginning of the year, which is consistent from year to year.

Revenue by Operating Segment for the Three Months Ended March 31, 2014 and 2013

Our revenue by operating segment for the three months ended March 31, 2014 and 2013 was as follows (in thousands):

	Three months ended March 31,
		Percent		Percent	Change
	2014	of total	2013	of total	$	%
Industrial Inkjet	$87,944	47%	$80,303	47%	$7,641	10%
Productivity Software	31,693	17	27,729	16	3,964	14
Fiery	69,051	36	63,327	37	5,724	9

Total revenue	$188,688	100%	$171,359	100%	$17,329	10%

Overview

Our consolidated revenue increased by approximately 10%, or $17.3 million, from $171.4 million for the three months ended March 31, 2013 to $188.7 million for the three months ended March 31, 2014 consisting of increased Industrial Inkjet, Productivity Software, and Fiery revenue of $7.6, $4.0, and $5.7 million, respectively. Our revenue growth was primarily driven by the strength of our Industrial Inkjet operating segment in the digital printing markets in which it participates, the benefits of the acquisition strategy in our Productivity Software operating segment, and product launches by the leading printer manufacturers in the Fiery operating segment.

Industrial Inkjet Revenue

Industrial Inkjet revenue increased by 10% during the three months ended March 31, 2014, compared with the three months ended March 31, 2013. We continue to experience growth resulting from the ongoing analog to digital and solvent to UV migration. The Industrial Inkjet revenue increase was primarily due to significantly increased UV and LED ink revenue, strong demand for our HS100 digital UV inkjet press incorporating LED technology and representing an alternative to analog presses, which was launched during the second quarter of 2013, and increased label and packaging printer revenue.

Productivity Software Revenue

Productivity Software revenue increased by 14% during the three months ended March 31, 2014, compared with the three months ended March 31, 2013, primarily due to the increase in our recurring maintenance revenue base resulting from our business acquisition strategy; Monarch, Radius, Pace, and PrintStream license revenue, as well as license and subscription revenue from recently acquired businesses. Productivity Software revenue benefited from our acquisitions of SmartLinc, which closed during the first quarter of 2014; GamSys and PrintLeader, which closed during the second quarter of 2013; and Metrix and Lector, which closed during the fourth quarter of 2013. Our acquisitions have significantly increased our recurring maintenance revenue base. Our Productivity Software revenue is benefiting from the need for printing companies to improve productivity and efficiency through business process automation growth.

Fiery Revenue

Fiery revenue increased by 9% during the three months ended March 31, 2014, compared with the three months ended March, 2013. Although end customer and reseller preference for Fiery products drives demand, most Fiery revenue relies on printer manufacturers to design, develop, and integrate Fiery technology into their print engines. Fiery revenue continues to benefit from new product launches by these printer manufacturers resulting in increased stand-alone and embedded DFE revenue, favorable mix of DFE and software revenue, and low reseller inventory.

Revenue by Geographic Area for the Three Months Ended March 31, 2014 and 2013

Our revenue by geographic area for the three months ended March 31, 2014 and 2013 was as follows (in thousands):

	Three months ended March 31,
		Percent		Percent	Change
	2014	of total	2013	of total	$	%
Americas	$100,981	54%	$93,897	55%	$7,084	8%
EMEA	60,541	32	50,046	29	10,495	21
APAC	27,166	14	27,416	16	(250)	(1)
Japan	5,817	3	7,219	4	(1,402)	(19)
APAC, ex Japan	21,349	11	20,197	12	1,152	6

Total revenue	$188,688	$100%	$171,359	$100%	$17,329	10%

For the three months ended March 31, 2014, revenue increased in the Americas, EMEA, and APAC, excluding Japan.

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

Americas revenue increased by 8% for the three months ended March 31, 2014, compared with the three months ended March 31, 2013, as a result of increased revenue in all three operating segments as follows:

•	Industrial Inkjet revenue increased primarily due to sales of the HS 100 digital UV inkjet press and digital UV and LED ink.

•	Productivity Software revenue increased primarily due to increased Monarch, Pace, Radius, and PrintStream revenue.

•	Fiery revenue significantly increased primarily as a consequence of product launches by the leading printer manufacturers, which have continued in recent quarters.

EMEA revenue increased by 21% for the three months ended March 31, 2014, compared with the three months ended March 31, 2013, resulting from a strong recovery in the EMEA market in all three of our operating segments. The Industrial Inkjet operating segment experienced increased revenue from super-wide format printers, label and packaging printers, and digital UV and LED ink. We drove significant sales into the EMEA region through our 2013 business acquisitions of GamSys and Lector. Fiery revenue in the EMEA region also benefitted from product launches by the leading printer manufacturers, which have continued in recent quarters.

Japan revenue decreased by 19% for the three months ended March 31, 2014, compared with the three months ended March 31, 2013, primarily due to the continuing decrease in Fiery revenue in Japan as the leading printer manufacturers focused their efforts elsewhere.

APAC revenue, excluding Japan, increased by 6% for the three months ended March 31, 2014, compared with the three months ended March 31, 2013, primarily due to increased super-wide and wide format industrial digital inkjet printer revenue, and digital UV and LED ink revenue.

A substantial portion of our revenue over the years has been attributable to sales of products through the leading printer manufacturers and independent distributor channels. We have a direct relationship with several leading printer manufacturers and work closely to design, develop, and integrate Fiery technology into their print engines. The printer manufacturers act as distributors and sell Fiery products to end customers through reseller channels. End customer and reseller channel preference for the Fiery DFE and software solutions drive demand for Fiery products through the printer manufacturers.

Although end customer and reseller channel preference for Fiery products drives demand, most Fiery revenue relies on printer manufacturers to design, develop, and integrate Fiery technology into their print engines. A significant portion of our revenue is, and has been, generated by sales of our Fiery DFE products to a relatively small number of leading printer manufacturers. For the three months ended March 31, 2014 and 2013, Xerox provided approximately 10% and 12% of our revenue, respectively, in the aggregate. No assurance can be given that our relationships with these and other printer manufacturers will continue or that we will successfully increase the number of printer manufacturing customers or the size of our existing relationships. We expect that if we continue to increase our revenue in the Industrial Inkjet and Productivity Software operating segments, the percentage of our revenue from the leading printer manufacturer customers will continue to decrease.

Gross Profit

Gross profit by operating segment, excluding stock-based compensation, for the three months ended March 31, 2014 and 2013, was as follows (in thousands):

	Three months ended March 31,
	2014	2013
Industrial Inkjet
Revenue	$87,944	$80,303
Gross profit	32,837	31,981
Gross profit percentages	37.3%	39.8%
Productivity Software
Revenue	$31,693	$27,729
Gross profit	22,841	19,924
Gross profit percentages	72.1%	71.9%
Fiery
Revenue	$69,051	$63,327
Gross profit	47,829	42,424
Gross profit percentages	69.3%	67.0%

A reconciliation of our segment gross profit to our condensed consolidated statements of operations for the three months ended March 31, 2014 and 2013 is as follows (in thousands):

	Three months ended March 31,
	2014	2013
Segment gross profit	$103,507	$94,329
Stock-based compensation expense	(532)	(469)

Gross profit	$102,975	$93,860

Our gross profit percentage was comparable at 55% during the three months ended March 31, 2014 and 2013. Comparable revenue mix and gross profit percentages among our three operating segments resulted in a comparable overall gross profit percentage between the periods. The decline of 2.5 percentage points in the Industrial Inkjet gross margin percentage was driven by increased sales of lower margin printers relative to the sales of higher margin printers. This margin fluctuation was offset by increased Productivity Software and Fiery gross margin percentages, which were driven by volume and sales mix.

Our gross profit will fluctuate significantly as a result of product mix changes. Consolidated gross profit can be impacted by a variety of other factors, which are unique to each operating segment. These factors include market prices achieved on our current and future products, availability and pricing of key components (including memory, processors, ink components, and print heads), subcontractor manufacturing costs, product mix, sales and distribution channel, geographic mix, product transition results, new product introductions, competition, and general economic conditions in the U.S. and abroad. Consequently, gross profit may fluctuate significantly from period to period.

Many of our products and subassemblies are manufactured by subcontract manufacturers that purchase most of the necessary components. If our subcontract manufacturers cannot obtain necessary components at favorable prices, we could experience increased product costs. We purchase certain components directly including processors, memory, certain ASICs, and software licensed from various sources, which include Adobe PostScript® software.

Operating Expenses

Operating expenses for the three months ended March 31, 2014 and 2013 were as follows (in thousands):

	Three months ended March 31,
			Change
	2014	2013	$	%
Research and development	$33,073	$31,067	$2,006	6%
Sales and marketing	36,304	32,736	3,568	11
General and administrative	16,847	13,698	3,149	23
Restructuring and other	1,094	1,978	(884)	(45)
Amortization of identified intangibles	4,870	4,927	(57)	(1)

Total operating expenses	$92,188	$84,406	$7,782	9%

Operating expenses increased by $7.8 million, or 9%, during the three months ended March 31, 2014 and 2013, respectively, but were comparable as a percentage of revenue due to the 10% increase in revenue compared to the same period in the prior year. Increased operating expenses primarily resulted from head count increases related to our business acquisitions, variable compensation due to improved profitability, commission payments resulting from increased revenue, non-recurring engineering expenses related to our product launches, trade show expenses, restructuring and other charges, acquisition expenses, legal fees, amortization of intangible assets, changes in fair value of contingent consideration, and stock-based compensation.

Research and Development

Research and development expenses include personnel, consulting, travel, research and development facilities, and prototype materials expenses.

Research and development expenses for the three months ended March 31, 2014 were $33.1 million, or 17% of revenue, compared to $31.1 million, or 18% of revenue, for the three months ended March 31, 2013, an increase of $2.0 million, or 6%. Personnel-related expenses increased by $1.8 million primarily due to head count increases related to our business acquisitions and variable compensation due to improved profitability. Prototypes and non-recurring engineering, consulting, contractor, freight, and related travel expenses increased by $0.4 million primarily due to accelerated product development efforts in advance of new product launches. Stock-based compensation expense increased by $0.4 million primarily resulting from higher achievement against performance-based vesting criteria, our increased stock price, and new awards granted in the current quarter. Facility and information technology expenses related to our research and development effort decreased by $0.6 million.

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

Sales and marketing expenses for the three months ended March 31, 2014 were $36.3 million, or 19% of revenue, compared to $32.7 million, or 19% of revenue, for the three months ended March 31, 2013, an increase of $3.6 million, or 11%. Personnel-related expenses increased by $2.4 million primarily due to head count increases related to our business acquisitions and increased commission payments resulting from increased revenue. Trade show and marketing program spending has increased by $0.5 million. Stock-based compensation expense increased by $0.5 million primarily resulting from higher achievement against performance-based vesting criteria and our increased stock price.

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

General and administrative expenses for the three months ended March 31, 2014 were $16.8, or 9% of revenue, compared to $13.7 million, or 8% of revenue, for the three months ended March 31, 2013, an increase of $3.1 million, or 23%. Stock-based compensation expense increased by $0.9 million primarily resulting from higher achievement against performance-based vesting criteria, increased stock price, and new awards granted in the current year. Imputed sublease income of $0.7 million, partially offset by imputed depreciation of $0.4 million, was accrued as of March 31, 2013 related to the deferred proceeds from sale of building and land. Business acquisition-related expenses increased by $0.5 million. Legal and travel expenses increased by $0.6 million. Facility expenses related to our corporate headquarters increased by $0.8 million.

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

Stock-based compensation expenses were $8.5 and $6.6 million for the three months ended March 31, 2014 and 2013, respectively. The increase in stock-based compensation expense of $1.9 million, or 29%, was primarily due to higher achievement of performance-based vesting criteria, increased stock price, and new awards granted in the current year.

Restructuring and Other

During the three months ended March 31, 2014 and 2013, cost reduction actions were taken to lower our quarterly operating expense run rate as we analyzed our cost structure. We announced restructuring plans to better align our costs with revenue levels and the current economic environment and to re-align our cost structure following our business acquisitions. These charges primarily relate to cost reduction actions undertaken to integrate recently acquired businesses and lower our quarterly operating expense run rates. Restructuring and other consists primarily of restructuring, severance, retention, facility downsizing and relocation, and acquisition integration expenses. Our restructuring and other plans are accounted for in accordance with ASC 420, ASC 712, and ASC 820.

We recorded restructuring and other charges of $1.1 and $2.0 million for the three months ended March 31, 2014 and 2013, respectively, primarily consisting of restructuring, severance, retention, and charges to downsize or relocate our facilities. Restructuring and severance costs of $0.6 and $1.0 million resulted from head count reductions of 35 and 34 for the three months ended March 31, 2014 and 2013, respectively. Severance costs include severance payments, related employee benefits, and outplacement or relocation costs.

Retention expenses of $0.2 million were accrued during the three months ended March 31, 2013, primarily related to acquisition-related executive deferred compensation cost coinciding with the continuing employment of a former shareholder of an acquired company.

Facilities relocation expenses of $0.1 and $0.2 million were accrued during the three months ended March 31, 2014 and 2013, respectively, resulting from preliminary costs related to the relocation of our corporate headquarters facility and the relocation of certain manufacturing and administrative locations.

Integration expenses of $0.4 and $0.6 million were incurred during the three months ended March 31, 2014 and 2013, respectively, primarily related to the Lector, Metrix, and GamSys acquisitions in 2014 and the Cretaprint, Metrics, OPS, and Technique acquisitions in 2013.

Amortization of Identified Intangibles

Amortization of identified intangibles was $4.9 million, or 3% of revenue, for the three months ended March 31, 2014 and 2013. The intangible amortization increase due to the amortization of intangible assets identified through the SmartLinc, Lector, Metrix, and PrintLeader acquisitions is offset by Jetrion, Pace, and Raster intangible assets becoming fully amortized during the period.

Interest and Other Expense, Net

Interest and other expense, net, includes interest income (expense), net, gains and losses from sales of our cash and short-term investments, and net foreign currency transaction gains and losses.

Interest and other expense, net, decreased by $2.7 million during the three months ended March 31, 2014 compared to the three months ended March 31, 2013. This decrease is primarily due to imputed interest expense of $0.9 million related to the deferred proceeds from sale of building and land in 2013 and a foreign currency fluctuation of $2.0 million between the periods. This foreign currency fluctuation was the result of a $0.2 million foreign exchange loss resulting from the revaluation of our foreign currency denominated net assets (mainly denominated in Euros, British pounds sterling, Brazilian reais, and Indian rupees) as a result of a strengthening U.S. dollar compared with a $2.2 million foreign exchange loss in the prior year.

Income Before Income Taxes

For the three months ended March 31, 2014, pretax net income of $10.7 million consisted of U.S. and foreign pretax net income of $0.1 and $10.6 million, respectively. The pretax net income attributable to U.S. operations of $0.1 million included amortization of identified intangibles of $1.7 million, stock-based compensation of $8.5 million, restructuring and other of $0.7 million, acquisition expenses of $0.5 million, and litigation expenses of $0.1 million. The pretax net income attributable to foreign operations of $10.6 million included amortization of identified intangibles of $3.2 million, restructuring and other of $0.4 million, and earnout interest accretion of $0.1 million, partially offset by change in fair value of contingent consideration of $0.7 million.

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

Benefit from (Provision for) Income Taxes

We recognized a tax provision of $0.6 million and a tax benefit of $1.8 million on pretax net income of $10.7 and $6.6 million during the three months ended March 31, 2014 and 2013, respectively. The provisions for income taxes before discrete items were $3.6 and $1.9 million during the three months ended March 31, 2014 and 2013, respectively. The increase in the provision for income taxes before discrete items for the three months ended March 31, 2014, compared with the same period in the prior year, is due primarily to the increase in profitability before income taxes and benefits related to the U.S. federal research and development credit recognized only in 2013.

Primary differences between our recorded tax provision (benefit) rate and the U.S. statutory rate of 35% include lower taxes on permanently reinvested foreign earnings, the tax effects of stock-based compensation expense pursuant to ASC 718-740, which are non-deductible for tax purposes, and tax benefits related to credits for research and development costs in 2013. Pursuant to the American Taxpayer Relief Act of 2012, on January 2, 2013, we recognized a tax benefit of $3.2 million during the three months ended March 31, 2013, resulting from the retroactive renewal of the U.S. federal research and development tax credit. ASC 740-10-45-15 requires that the effects of a change in tax law or rates be recognized in the period that includes the enactment date. During the three months ended March 31, 2014, we recognized a $3.1 million tax benefit related to the increased valuation of intangible assets for Brazilian tax reporting resulting from the merger of our Brazilian subsidiaries.

Our tax provision before discrete items is reconciled to our recorded provision for (benefit from) income taxes for the three months ended March 31, 2014 and 2013 as follows (in millions):

	Three months ended March 31,
	2014	2013
Provision for income taxes before discrete items	$3.6	$1.9
Interest related to unrecognized tax benefits	0.1	0.1
Provision related to reassessment of taxes resulting from the filing of prior year foreign tax returns	—	0.3
Benefit related to restructuring and other expense	(0.1)	(0.6)
Benefit related to the 2012 U.S. federal research and development tax credit	—	(3.2)
Benefit related to merger of Brazilian entities	(3.1)	—
Non-deductible stock compensation charge	0.3	—
Tax deductions related to ESPP dispositions	(0.2)	(0.3)

Provision for (benefit from) income taxes	$0.6	$(1.8)

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

As of March 31, 2014 and December 31, 2013, the gross unrecognized tax benefits were $34.0 and $33.0 million, respectively, which would affect the effective tax rate, if recognized. Over the next twelve months, our existing tax positions will continue to generate an increase in liabilities for unrecognized tax benefits. It is reasonably possible that our gross unrecognized tax benefits will decrease up to $3.5 million in the next twelve months. These adjustments, if recognized, would positively impact our effective tax rate, and would be recognized as additional tax benefits in our Condensed Consolidated Statement of Operations. The reduction in unrecognized tax benefits relates primarily to a lapse of the statute of limitations for federal and state tax purposes.

In accordance with ASU 2013-11, which is effective in the first quarter of 2014, we reclassified $26.8 million of unrecognized tax benefits as an offset to deferred tax assets as of March 31, 2014, and the remaining $7.2 million has been recorded as non-current income taxes payable.

We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of March 31, 2014 and December 31, 2013, we have accrued $1.1 and $1.0 million, respectively, for potential payments of interest and penalties.

We assess the likelihood that our deferred tax assets will be recovered from future taxable income by considering both positive and negative evidence relating to their recoverability. If we believe that recovery of these deferred tax assets is not more likely than not, we establish a valuation allowance. Significant judgment is required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, we considered all available evidence, including recent operating results, projections of future taxable income, our ability to utilize loss and credit carryforwards, and the feasibility of tax planning strategies. Other than valuation allowances on deferred tax assets related to foreign tax credits resulting from the 2003 acquisition of Best GmbH, compensation deductions potentially limited by IRC Section 162(m), and California deferred tax assets that will not be realized based on the size of the net operating loss and research and development credits being generated, we have determined that is more likely than not that we will realize the benefit related to all other deferred tax assets. To the extent we increase a valuation allowance, we will include an expense within the tax benefit in the condensed consolidated statement of operations in the period in which such determination is made.

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

Use and Economic Substance of Non-GAAP Financial Measures

We compute non-GAAP net income and non-GAAP earnings per diluted share by adjusting GAAP net income and GAAP earnings per diluted share to remove the impact of recurring amortization of acquisition-related intangibles and stock-based compensation expense, as well as restructuring related and non-recurring charges and gains and the tax effect of these adjustments. Such non-recurring charges and gains include acquisition-related transaction expenses and the costs to integrate such acquisitions into our business, changes in the fair value of contingent consideration, litigation settlement charges, and imputed interest expense and depreciation, net of accrued sublease income and capitalized interest related to the sale of our corporate headquarters facility and related land.

These excluded items are described below:

•	Recurring charges, including:

•	Amortization of acquisition-related intangibles. Intangible assets acquired to date are being amortized on a straight-line basis.

•	Stock-based compensation expense recognized in accordance with ASC 718.

•	Non-recurring charges and gains, including:

•	Restructuring and other consists of:

•	Restructuring charges incurred as we consolidate the number and size of our facilities and, as a result, reduce the size of our workforce.

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

•

Imputed net expenses related to sale of building and land. On November 1, 2012, we sold the 294,000 square foot building located at 303 Velocity Way in Foster City, California, which at that time served as our corporate headquarters, along with approximately four acres of land and certain other assets related to the property, to Gilead for $179.7 million. We used the facility until October 31, 2013, for which period rent was not required to be paid. This constituted a form of continuing involvement that prevented gain recognition until the fourth quarter of 2013. Until we vacated the building, the proceeds from the sale were recognized as deferred proceeds from property transaction on our Condensed Consolidated Balance Sheet. Imputed interest expense and depreciation, net of accrued sublease income, of $0.6 million was accrued during the three months ended March 31, 2013, related to the deferred property transaction.

•	Tax effect of non-GAAP adjustments

•

Effective in the first quarter of 2014 and continuing for the balance of the year, we will be using a constant non-GAAP tax rate of 19%, which we believe reflects the long term average tax rate based on our international structure and geographic distribution of revenue and profits. The long-term average tax rate is calculated in accordance with the principles of ASC 740, after excluding the tax effect of the non-GAAP items described above, to estimate the non-GAAP income tax benefit (provision) in each jurisdiction in which we operate.

•	The long term average tax rate assumes that the U.S. federal research and development tax credit will be retroactively re-enacted as of January 1, 2014.

•	In addition to excluding the tax effect of the non-GAAP items described above, we have excluded the following from our non-GAAP net income for the three months ended March 31, 2013:

•	Tax charge of $0.3 million resulting from the filing of tax returns by foreign subsidiaries for periods prior to their acquisition by EFI.

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

Reconciliation of GAAP Net Income to Non-GAAP Net Income

	Three Months Ended March 31,
(in millions, except per share data)	2014	2013
Net income	$10.1	$8.4

Amortization of identified intangibles	4.9	4.9
Restructuring and other	1.1	2.0
Stock-based compensation	8.5	6.6
General and administrative:
Acquisition-related transaction costs	0.5	—
Changes in fair value of contingent consideration	(0.6)	(0.3)
Litigation settlements	0.1	—
Sublease income related to our deferred property sale	—	(0.7)
Depreciation expense related to our deferred property sale	—	0.4
Interest and other income (expense), net
Interest expense related to our deferred property sale	—	0.9
Tax effect of non-GAAP adjustments	(4.2)	(6.4)

Non-GAAP net income	$20.4	$15.8

Non-GAAP net income per diluted share	$0.42	$0.33

Shares for purposes of computing diluted non-GAAP net income per share	48.4	48.0

Liquidity and Capital Resources

Overview

Cash, cash equivalents, and short-term investments decreased by $39.4 million to $315.7 million as of March 31, 2014 from $355.0 million as of December 31, 2013. The decrease was primarily due to cash flows provided by operating activities of $5.9 million, proceeds from ESPP purchases of $4.1 million, proceeds from common stock option exercises of $6.1 million, offset by cash consideration paid for the acquisition of SmartLinc of $2.3 million, net of cash acquired, acquisition-related contingent consideration payment of $2.0 million, repayment of acquired business debt of $0.5 million, net settlement of shares for employee common stock related tax liabilities and the stock option exercise price of certain stock options of $14.3 million, treasury stock purchases of $34.2 million, and cash payments for property and equipment of $7.7 million, including final payments related to the build-out of our new corporate headquarters facility in Fremont, California.

(in thousands)	March 31, 2014	December 31, 2013	Change
Cash and cash equivalents	$149,690	$177,084	$(27,394)
Short term investments	165,994	177,957	(11,963)

Total cash, cash equivalents, and short-term investments	$315,684	$355,041	$(39,357)

	Three months ended March 31,
(in thousands)	2014	2013	Change
Net cash provided by operating activities	$5,886	$22,618	$(16,732)
Net cash provided by (used for) investing activities	1,345	(4,697)	6,042
Net cash used for financing activities	(34,652)	(2,636)	(32,016)
Effect of foreign exchange rate changes on cash and cash equivalents	27	(1,030)	1,057

Increase (decrease) in cash and cash equivalents	$(27,394)	$14,255	$(41,649)

Based on past performance and current expectations, we believe that our cash, cash equivalents, short-term investments, and cash generated from operating activities will satisfy our working capital, capital expenditure, investment, stock repurchase, commitments (see Note 8 of the Notes to Condensed Consolidated Financial Statements), and other liquidity requirements associated with our existing operations through at least the next twelve months. We believe that the most strategic uses of our cash resources include acquisitions, strategic investments to gain access to new technologies, repurchases of shares of our common stock, and working capital. At March 31, 2014, cash, cash equivalents, and short-term investments available were $315.7 million. We believe that our liquidity position and capital resources are sufficient to meet our operating and working capital needs.

Cash, cash equivalents, and short-term investments held outside of the U.S. in various foreign subsidiaries were $104.1 and $62.9 million as of March 31, 2014 and December 31, 2013, respectively. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. federal and state income taxes on some or all of these funds. However, our intent is to indefinitely reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

Operating Activities

During the three months ended March 31, 2014, our cash provided by operating activities were approximately $5.9 million.

Net cash provided by operating activities consists primarily of net income of $10.1 million, non-cash charges and credits of $11.9 million, and the net change in operating asset and liabilities of $16.1 million. Non-cash charges and credits of $11.9 million consist primarily of $7.3 million in depreciation and amortization, $8.5 million of stock-based compensation expense, and provision for inventory obsolescence of $1.6 million, partially offset by $5.6 million of deferred tax credits. The net change in operating assets and liabilities of $16.1 million consists primarily of increased accounts receivable of $13.3 million, increased gross inventories of $4.2 million, and decreased net taxes payable of $2.2 million, partially offset by decreased other current assets of $1.5 million and increased accounts payable and accrued liabilities of $2.1 million.

Accounts Receivable

Our primary source of operating cash flow is the collection of accounts receivable from our customers. One measure of the effectiveness of our collection efforts is average days sales outstanding for accounts receivable (“DSO”). DSOs were 69 and 61 days at March 31, 2014 and December 31, 2013, respectively. We calculate DSO by dividing net accounts receivable at the end of the quarter by revenue recognized during the quarter, multiplied by the total days in the quarter.

DSO increased during the three months ended March 31, 2014 primarily due to Productivity Software annual maintenance billings and a non-linear sales cycle resulting in significant billings at the end of the quarter. We expect DSOs to vary from period to period because of changes in the mix of business between direct customers and end user demand driven through the leading printer manufacturers, the effectiveness of our collection efforts both domestically and overseas, and variations in the linearity of our sales. As the percentage of Industrial Inkjet and Productivity Software related revenue increases, we expect DSOs may trend higher. Our DSOs related to the Industrial Inkjet and Productivity Software operating segments are traditionally higher than those related to the significant printer manufacturer customers / distributors in our Fiery operating segment as, historically, they have paid on a more timely basis.

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

Trade receivables sold under these facilities during the three months ended March 31, 2014, were $2.8 and $3.4 million on a nonrecourse and recourse basis, respectively, which approximates the cash received during this period. We report collections from the sale of trade receivables to third parties as operating cash flows in the condensed consolidated statements of cash flows, because such receivables are the result of an operating activity and the associated interest rate risk is de minimus.

Inventories

Our inventories are procured primarily in support of the Industrial Inkjet and Fiery operating segments. The majority of our Industrial Inkjet products are manufactured internally, while Fiery production is primarily outsourced. The result is lower inventory turnover for Industrial Inkjet inventories compared with Fiery inventories.

Our net inventories increased by $2.5 million from $68.3 million at December 31, 2013 to $70.8 million in 2014 driven by increased revenue. Inventory turnover was 4.9 turns during the quarter ended March 31, 2014 compared with 5.3 turns during the quarter ended December 31, 2013. We calculate inventory turnover by dividing annualized current quarter cost of revenue by ending inventories.

Investing Activities

Acquisition

SmartLinc was acquired during the three months ended March 31, 2014 for cash consideration of $2.3 million, net of cash acquired, plus additional future cash earnouts contingent on achieving certain performance targets. We also paid $0.1 million related to the GamSys acquisition, which were dependent on accounts receivable collections.

Investments

Proceeds from sales and maturities of marketable securities, net of purchases, were $11.4 million during the three months ended March 31, 2014, and purchases of marketable securities, net of proceeds from sales and maturities, were $2.4 million during the three months ended March 31, 2013. We have classified our investment portfolio as available for sale. Our investments are made with a policy of capital preservation and liquidity as primary objectives. We may hold investments in fixed income debt securities to maturity; however, we may sell an investment at any time if the quality rating of the investment declines, the yield on the investment is no longer attractive, or we have better uses for the cash. Since we invest primarily in investment securities that are highly liquid with a ready market, we believe the purchase, maturity, or sale of our investments has no material impact on our overall liquidity.

Property and Equipment, Net

Our property and equipment additions have historically been funded from operating activities. We anticipate that we will continue to purchase necessary property and equipment in the normal course of our business. The amount and timing of these purchases and the related cash outflows in future periods is difficult to predict and is dependent on a number of factors including the hiring of employees, the rate of change in computer hardware and software used in our business, and our business outlook.

Net purchases of property and equipment were $7.7 and $2.3 million during the three months ended March 31, 2014 and 2013, respectively, including payments of $4.9 million during the three months ended March 31, 2014, related to the build-out of our new corporate headquarters facility. Please refer to Note 8 – Commitments and Contingencies for additional information. This facility now serves as our worldwide corporate headquarters, as well as engineering, marketing, and administrative operations for our Fiery operating segment. We relocated our former headquarters on October 31, 2013.

Restricted Cash and Investments

We are required to maintain restricted cash of $0.1 million as of March 31, 2014 related to customer agreements that were obtained through the Alphagraph acquisition, which is classified as a current asset because the restriction will be released within twelve months.

Financing Activities

Historically, our recurring cash flows provided by financing activities have been from the receipt of cash from the issuance of common stock through the exercise of stock options and employee purchases of ESPP shares. We received proceeds from the exercise of stock options of $6.1 and $4.0 million and employee purchases of ESPP shares of $4.1 and $3.6 million during the three months ended March 31, 2014 and 2013, respectively. While we may continue to receive proceeds from these plans in future periods, the timing and amount of such proceeds are difficult to predict and are contingent on a number of factors including the price of our common stock, the number of employees participating in the plans, and general market conditions. We anticipate that cash provided from the exercise of stock options may decline over time as we shift to issuance of RSUs, rather than stock options.

The primary use of funds for financing activities during the three months ended March 31, 2014 and 2013, respectively, was $48.5 and $11.6 million, respectively, of cash used to repurchase outstanding shares of our common stock including cash used for net settlement of the exercise price of certain stock options and any tax withholding obligations incurred in connection with such exercises.

On August 31, 2012, our board of directors approved the repurchase of $100 million of outstanding common stock. On November 6, 2013, the board of directors cancelled $58 million remaining for repurchase under the 2012 authorization and approved a new authorization to repurchase of $200 million of outstanding common stock. This authorization expires in November 2016. Under these publicly announced plans, we repurchased a total of 0.8 and 0.2 million shares for an aggregate purchase price of $34.2 and $5.0 million during the three months ended March 31, 2014 and 2013, respectively.

The earnout payment during the three months ended March 31, 2014 of $2.0 million related to the previously accrued Technique contingent consideration liability. Earnout payments during the three months ended March 31, 2013 of $1.0 million related to the previously accrued Radius contingent consideration liability of $2.1 million. The portion of the Radius earnout representing performance targets achieved in excess of amounts assumed in the opening balance sheet as of the acquisition date of $0.6 million was reflected as cash used for operating activities in the Condensed Consolidated Statement of Cash Flows during the three months ended March 31, 2013.

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

Contractual Obligations

Please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Contractual Obligations” presented in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 3:	Quantitative and Qualitative Disclosures About Market Risk

Market Risk

We are exposed to various market risks. Market risk is the potential loss arising from adverse changes in market rates and prices, general credit, foreign currency exchange rate fluctuations, liquidity, and interest rate risks, which may be exacerbated by the tight global credit market and increase in economic uncertainty that have affected various sectors of the financial market and continue to cause credit and liquidity issues. We do not enter into derivatives or other financial instruments for trading or speculative purposes. We may enter into financial instrument contracts to manage and reduce the impact of changes in foreign currency exchange rates on earnings and cash flows. The counterparties to such contracts are major financial institutions. We hedge our operating expense exposure in Indian rupees. The notional amount of our Indian rupee cash flow hedge was $2.5 million at March 31, 2014. We hedge balance sheet remeasurement exposures using forward contracts not designated as hedging instruments with a notional amount of $24.1 million at March 31, 2014 consisting of hedges of Euro-denominated intercompany loans with notional amounts of $23.2 million and a hedge of Indian rupee net monetary assets with a notional amount of $0.9 million.

We had not entered into hedges against any other currency exposures as of March 31, 2014, but we may consider hedging against movements in other currencies in the future. See Financial Risk Management below for a discussion of European market risk.

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

Hypothetical changes in the fair values of financial instruments held by us at March 31, 2014 that are sensitive to changes in interest rates are presented below. The modeling technique measures the change in fair value arising from selected potential changes in interest rates. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 100 basis points over a twelve month time horizon (in thousands):

Valuation of securities given an interest rate decrease of 100 basis points	No change in interest rates	Valuation of securities given an interest rate increase of 100 basis points
$184,169	$183,248	$181,749

Foreign Currency Exchange Risk

A large portion of our business is conducted in countries other than the U.S. We are primarily exposed to changes in exchange rates for the Euro, British pound sterling, Indian rupee, Japanese yen, Brazilian real, Chinese renminbi, and Australian dollar. Although the majority of our receivables are invoiced and collected in U.S. dollars, we have exposure from non-U.S. dollar-denominated sales (consisting of the Euro, British pound sterling, Japanese yen, Brazilian real, Chinese renminbi, Australian dollar, and New Zealand dollar) and operating expenses (primarily the Euro, British pound sterling, Chinese renminbi, Japanese yen, Indian rupee, Brazilian real, and Australian dollar) in foreign countries. We can benefit from a weaker dollar and we can be adversely affected from a stronger dollar relative to major currencies world-wide. Accordingly, changes in exchange rates, and in particular a weakening of the U.S. dollar, may adversely affect our consolidated operating expenses and operating income as expressed in U.S. dollars. We hedge our operating expense exposure in Indian rupees. The notional amount of our Indian rupee cash flow hedge was $2.5 million at March 31, 2014. We also hedge balance sheet remeasurement exposures using forward contracts not designated as hedging instruments with notional amounts of $24.1 million at March 31, 2014 consisting of hedges of Euro-denominated intercompany loans with notional amounts of $23.2 million and a hedge of Indian rupee net monetary assets with a notional amount of $0.9 million. We had not entered into hedges against any other currency exposures as of March 31, 2014, but we may consider hedging against movements in other currencies in the future. See Financial Risk Management below for a discussion of European market risk.

The impact of hypothetical changes in foreign exchanges rates on revenue and income from operations are presented below. The modeling technique measures the change in revenue and income from operations resulting from changes in selected foreign exchange rates with respect to the Euro and British pound sterling of plus or minus one percent during the three months ended March 31, 2014 as follows (in thousands):

	Impact of a foreign exchange rate decrease of one percent	No change in foreign exchange rates	Impact of a foreign exchange rate increase of one percent
Revenue	$189,049	$188,688	$188,327

Income from operations	$10,877	$10,787	$10,697

Financial Risk Management

As a global concern, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results. Our exposures are related to non-U.S. dollar denominated sales in Europe, Japan, the U.K., Latin America, China, Australia, and New Zealand and are primarily related to operating expenses in Europe, India, Japan, the U.K., China, Brazil, and Australia. We hedge our operating expense exposure in Indian rupees. We also hedge certain balance sheet remeasurement exposures using forward contracts not designated as hedging instruments. We had not entered into hedges against any other currency exposures as of March 31, 2014, but we may consider hedging against movements in other currencies as well as adjusting the hedged portion of our Indian rupee exposure in the future.

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

SEC Division of Corporation Finance Disclosure Guidance Topic 4 (“Guidance Topic 4”), European Sovereign Debt, encourages registrants to discuss their exposure to the uncertainty in the European economy. Specifically, registrants are asked to disclose their European debt by counterparty (i.e., sovereign and non-sovereign) and by country. We have no European sovereign debt investments. Our European debt and money market investments consist of non-sovereign corporate debt included within money market funds and corporate debt securities of $9.6 million, which represents 8% of our money market funds and corporate debt securities at March 31, 2014. Our European debt investments are with corporations domiciled in the northern and central European countries of Sweden, Germany, Netherlands, Switzerland, Luxembourg, Norway, France, Belgium, Finland, Austria, and the U.K. We do not have any investments in the higher risk “southern European” countries (i.e., Greece, Spain, Portugal, and Italy) or in Ireland. We believe that we do not have significant exposure with respect to our money market and corporate debt investments in Europe. Nevertheless, we do have some exposure due to the interdependencies among the European Union countries.

Since Europe represents a significant portion of our revenue and cash flow, Guidance Topic 4 encourages disclosure of our European concentrations of credit risk regarding gross receivables, related reserves, and aging on a region or country basis, and the impact on liquidity with respect to estimated timing of receivable payments. Since Europe is composed of varied countries and regional economies, our European risk profile is somewhat more diversified due to the varying economic conditions among the countries. Approximately 30% of our receivables are with European customers as of March 31, 2014. Of this amount, 27% of our European receivables (8% of consolidated net receivables) are in the higher risk southern European countries (mostly Spain, Portugal, and Italy), which are adequately reserved. The ongoing relocation of the ceramic tile industry from southern Europe to the emerging markets of China, India, Brazil, and Indonesia will reduce our exposure to credit risk in southern Europe.

Item 4:	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the quarter ended March 31, 2014, under the supervision and with the participation of our management, including our chief executive officer and chief financial and accounting officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our chief executive officer and chief financial and accounting officer concluded that our disclosure controls and procedures were effective as of March 31, 2014 to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the first quarter of 2014, there were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

As of March 31, 2014, we are subject to the various claims, lawsuits, investigations, or proceedings discussed below.

Componex vs. EFI

Componex is a manufacturer of rolls used in machines handling continuous sheets of product and is a supplier for certain products in our VUTEk product line. On May 30, 2013, Componex filed an action in the United States District Court for the Western District of Wisconsin alleging that rolls supplied to EFI by another vendor infringe two patents held by Componex. Because this proceeding is still in its discovery stage, we have not completed our evaluation of the allegations, determined whether the loss is probable or reasonably possible or, if it is probable or reasonably possible, estimated the amount or range of loss that may be incurred.

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

In addition to its own defenses, EFI has contractual obligations to indemnify certain of its customers to varying degrees subject to various circumstances, including Konica Minolta, Xerox, and others. We do not believe that our products infringe any valid claim of Digitech’s patent. We filed our response to the action, denying infringement and arguing that the patent at issue is not valid. We also moved to strike Digitech’s infringement contentions as lacking a proper basis. On July 31, 2013, the District Court granted summary judgment that the patent at issue is invalid. On August 6, 2013, the District Court entered judgment in favor of EFI and the other defendants. On August 28, 2013, Digitech filed its notice of appeal to the United States Court of Appeals for the Federal Circuit (“Court of Appeals”). The hearing was held on April 7, 2014.

We do not believe that Digitech’s patent or infringement claims based on the patent are valid and we do not believe it is probable that we will incur a material loss in this matter. However, it is reasonably possible that our financial statements could be materially affected if the Court of Appeals reverses the District Court’s summary judgment and the District Court subsequently reaches a different conclusion from its decision that the patent is invalid. We are assessing whether we can provide a reasonable estimate of the range of loss. Such an evaluation includes, among other things, a determination of the total sales of the implicated systems in the United States and what a reasonable royalty, if any, might be under the circumstances.

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

In a separate action filed in the German Federal Patent Court, we challenged the validity of the Durst patent, which we believe is invalid in light of prior art. The Federal Patent Court held a hearing on the validity of the patent on October 23, 2013 and, following the hearing, declared the relevant claims in Durst’s patents to be invalid. Durst did not appeal this judgment and, on October 24, 2013, the Federal Patent Court issued a confirmation that the ruling of invalidity is final.

On November 12, 2013, following the Federal Patent Court’s decision invalidating the patent, the Higher Regional Court of Dusseldorf stayed Durst’s infringement action until a final decision is reached in EFI’s nullity proceeding. On April 22, 2014, we requested the Dusseldorf court to lift the stay and annul the decision of the Regional Court, dismiss Durst’s case, and impose the costs of the proceeding on Durst. As a result of the Federal Patent Court’s decision, we do not believe that there is any remaining basis for Durst’s infringement claims and we do not believe it is probable that we will incur a material loss in this matter. We no longer have any potential liability in this matter.

Perfectproof v. EFI GmbH

On December 31, 2001, Perfectproof filed a complaint against BEST GmbH, currently EFI GmbH, in the Tribunal de Commerce of Brussels, Belgium (the “Commercial Court”), alleging unlawful unilateral termination of an alleged “exclusive” distribution agreement and claiming damages of approximately EU 0.6 million for such termination and additional damages of EU 0.3 million, or a total of approximately $1.2 million. In a judgment issued by the Commercial Court on June 24, 2002, the court declared that the distribution agreement was not “exclusive” and questioned its jurisdiction over the claim. Perfectproof appealed, and by decision dated November 30, 2004, the Court d’Appel of Brussels (the “Court of Appeal”) rejected the appeal and remanded the case to the Commercial Court. Subsequently, by judgment dated November 17, 2009, the Commercial Court dismissed the action for lack of jurisdiction of Belgian courts over the claim. On March 25, 2009, Perfectproof again appealed to the Court of Appeal. On November 16, 2010, the Court of Appeal declared, among other things, that the Commercial Court was competent to hear the case; that the “exclusive” agreement required reasonable notice prior to termination; and that Perfectproof is entitled to damages. The court appointed an expert to review the parties’ records and address certain questions relevant in assessing Perfectproof’s damages claim. On October 19, 2011, the expert issued its final report itemizing damages that are, in the aggregate, significantly less than the amount claimed by Perfectproof. The final determination of damages of less than $0.1 million was adopted by the court on February 10, 2014. We have no further liability in this matter.

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

Other Matters

As of March 31, 2014, we were also subject to various other claims, lawsuits, investigations, and proceedings in addition to those discussed above. There is at least a reasonable possibility that additional losses may be incurred in excess of the amounts that we have accrued. However, we believe that certain of these claims are not material to our financial statements or the range of reasonably possible losses is not reasonably estimable. Litigation is inherently unpredictable, and while we believe that we have valid defenses with respect to legal matters pending against us, our financial statements could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies or because of the diversion of management’s attention and the incurrence of significant expenses.

Item 1A:	Risk Factors

In addition to information regarding risk factors that appears in “Management’s Discussion and Analysis – Forward-looking Statements” in Part I, Item 2, of this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A, and Part II, Items 7 and 7A, of our Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”), which could materially affect our business, financial condition, or future results. The risks described herein and in our 2013 Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Our stock repurchases for the quarter ended March 31, 2014 are as follows (in thousands, except for per share amounts):

Issuer Purchases of Equity Securities

Total	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans (1)
January 2014	85	$39.54	63	$194,915
February 2014	1,058	42.57	748	163,180
March 2014	1	42.62	—	163,180

Totals	1,144		811

(1)	In November 2013, the Board of Directors approved the repurchase of $200 million of outstanding common stock. This authorization expires in November 2016. Under this publicly announced plan, we repurchased 0.1 million shares for an aggregate purchase price of $2.5 million during the year ended December 31, 2013 and 0.8 million shares for an aggregate purchase price of $34.2 million during the three months ended March 31, 2014.
(2)	Includes 0.3 million shares purchased from employees to satisfy the exercise price of certain stock options and any tax withholding obligations incurred in connection with such exercises and minimum tax withholding obligations that arose on the vesting of RSUs.

Item 3:	Defaults Upon Senior Securities

None.

Item 4:	Mine Safety Disclosure

Not applicable.

Item 5:	Other Information

Not applicable.

Item 6:	Exhibits

No.	Description

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Amended and Restated Bylaws of Electronics For Imaging, Inc. (as amended August 12, 2009) (2)

10.1	EFI Section 16 2014 – Executive Team Bonus Program (3)

10.2	Employment Agreement Effective January 27, 2014 by and between the Company and Guy Gecht (3)

10.3	Employment Agreement Effective January 16, 2014 by and between the Company and David Reeder

10.4	Offer Letter dated January 9, 2014 by and between the Company and David Reeder

10.5	Employment Agreement Effective January 16, 2014 by and between the Company and Marc Olin

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 33-57382) and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 17, 2009 (File No. 000-18805) and incorporated herein by reference.
(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 28, 2014 (File No. 000-18805) and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRONICS FOR IMAGING, INC.

Date: April 30, 2014	/s/ Guy Gecht
Guy Gecht
Chief Executive Officer (Principal Executive Officer)

Date: April 30, 2014	/s/ David Reeder
David Reeder
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

No.	Description

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Amended and Restated Bylaws of Electronics For Imaging, Inc. (as amended August 12, 2009) (2)

10.1	EFI Section 16 2014 – Executive Team Bonus Program (3)

10.2	Employment Agreement Effective January 27, 2014 by and between the Company and Guy Gecht (3)

10.3	Employment Agreement Effective January 16, 2014 by and between the Company and David Reeder

10.4	Offer Letter dated January 9, 2014 by and between the Company and David Reeder

10.5	Employment Agreement Effective January 16, 2014 by and between the Company and Marc Olin

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 33-57382) and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 17, 2009 (File No. 000-18805) and incorporated herein by reference.
(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 28, 2014 (File No. 000-18805) and incorporated herein by reference.