Form 10-Q
period 2014-06-30
ELECTRONICS FOR IMAGING INC
filed 2014-07-31
CIK 867374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

The number of shares of Common Stock outstanding as of July 17, 2014 was 46,520,330.

Electronics For Imaging, Inc.

PART I – FINANCIAL INFORMATION

Item 1:	Condensed Consolidated Financial Statements

Electronics For Imaging, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands)	June 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$163,947	$177,084
Short-term investments, available for sale	160,971	177,957
Accounts receivable, net of allowances of $12.9 and $16.4 million, respectively	147,802	130,717
Inventories	70,518	68,345
Income taxes receivable and deferred tax assets	23,302	20,945
Other current assets	22,101	25,516

Total current assets	588,641	600,564
Property and equipment, net	83,950	84,829
Goodwill	240,671	233,203
Intangible assets, net	63,674	68,722
Deferred tax assets	12,129	34,300
Other assets	4,165	4,766

Total assets	$993,230	$1,026,384

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$80,421	$75,132
Accrued and other liabilities	66,945	78,515
Deferred revenue	48,185	42,569
Income taxes payable and deferred tax liabilities	2,416	4,654

Total current liabilities	197,967	200,870
Imputed financing obligation	11,991	11,500
Noncurrent contingent and other liabilities	5,033	6,815
Noncurrent deferred tax liabilities	4,749	6,738
Noncurrent income taxes payable	15,037	33,011

Total liabilities	234,777	258,934

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 150,000 shares authorized; 48,582 and 47,370 shares issued, respectively	486	474
Additional paid-in capital	506,903	474,330
Treasury stock, at cost; 1,825 and 396 shares, respectively	(73,660)	(12,897)
Accumulated other comprehensive income (loss)	799	(1,388)
Retained earnings	323,925	306,931

Total stockholders’ equity	758,453	767,450

Total liabilities and stockholders’ equity	$993,230	$1,026,384

See accompanying notes to condensed consolidated financial statements.

Electronics For Imaging, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share amounts)	2014	2013	2014	2013
Revenue	$192,965	$180,298	$381,653	$351,657

Cost of revenue (1)	89,192	82,315	174,905	159,814

Gross profit	103,773	97,983	206,748	191,843
Operating expenses:
Research and development (1)	33,650	32,092	66,723	63,159
Sales and marketing (1)	35,485	34,512	71,789	67,248
General and administrative (1)	15,509	13,343	32,356	27,041
Restructuring and other (Note 11)	1,547	1,269	2,641	3,247
Amortization of identified intangibles	5,112	4,946	9,982	9,873

Total operating expenses	91,303	86,162	183,491	170,568

Income from operations	12,470	11,821	23,257	21,275
Interest and other expense, net	(159)	(388)	(285)	(3,236)

Income before income taxes	12,311	11,433	22,972	18,039
Provision for income taxes	(5,399)	(2,009)	(5,978)	(253)

Net income	$6,912	$9,424	$16,994	$17,786

Net income per basic common share	$0.15	$0.20	$0.36	$0.38

Net income per diluted common share	$0.14	$0.20	$0.35	$0.37

Shares used in basic per-share calculation	46,694	46,427	46,789	46,376

Shares used in diluted per-share calculation	47,987	48,254	48,163	48,149

(1)	Includes stock-based compensation expense as follows:

	2014	2013	2014	2013
Cost of revenue	582	$382	1,114	851
Research and development	1,931	1,671	4,166	3,538
Sales and marketing	1,172	947	2,583	1,835
General and administrative	3,968	2,798	8,254	6,218

See accompanying notes to condensed consolidated financial statements.

Electronics For Imaging, Inc.

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2014	2013	2014	2013
Net income	$6,912	$9,424	$16,994	$17,786
Net unrealized investment gains (losses):
Unrealized holding gains (losses), net of tax benefits of less than $0.1 million for the three and six months ended June 30, 2014, and net of tax provisions of $0.1 million for the three and six months ended June 30, 2013	32	(169)	39	(134)
Reclassification losses included in net income, net of tax provisions of less than $0.1 million for the three and six months ended June 30, 2014, and net of tax provisions of less than $0.1 million for the three and six months ended June 30, 2013	(9)	(5)	(19)	(18)

Net unrealized investment gains (losses)	23	(174)	20	(152)
Currency translation adjustments, net of tax benefits of less than $0.1 million for the three and six months ended June 30, 2014, and tax provision of $0.2 million and tax benefit of $0.3 million for the three and six months ended June 30, 2013, respectively	1,127	(1,929)	2,168	(3,572)
Other	(46)	(74)	(1)	(62)

Comprehensive income	$8,016	$7,247	$19,181	$14,000

See accompanying notes to condensed consolidated financial statements.

Electronics For Imaging, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six months ended June 30,
(in thousands)	2014	2013
Cash flows from operating activities:
Net income	$16,994	$17,786
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,806	14,343
Deferred taxes	(5,951)	(7,714)
Provisions for bad debt and sales-related allowances	422	2,169
Tax benefit from employee stock plans	5,054	2,474
Excess tax benefit from stock-based compensation	(6,647)	(2,637)
Provisions for inventory obsolescence	2,759	2,361
Stock-based compensation	16,117	12,442
Contingent consideration payments related to businesses acquired	(10)	(618)
Non-cash acquisition-related compensation costs	—	465
Other non-cash charges and credits	193	162
Changes in operating assets and liabilities	(10,356)	444

Net cash provided by operating activities	33,381	41,677

Cash flows from investing activities:
Purchases of short-term investments	(40,483)	(17,781)
Proceeds from sales and maturities of short-term investments	56,392	34,513
Purchases, net of proceeds from sales, of property and equipment	(10,610)	(27,324)
Businesses purchased, net of cash acquired	(6,585)	(4,533)

Net cash used for investing activities	(1,286)	(15,125)

Cash flows from financing activities:
Proceeds from issuance of common stock	11,415	7,906
Purchases of treasury stock and net share settlements	(60,761)	(17,837)
Repayment of debt assumed through business acquisitions	(519)	(1,621)
Contingent consideration payments related to businesses acquired	(2,060)	(9,998)
Excess tax benefit from stock-based compensation	6,647	2,637

Net cash used for financing activities	(45,278)	(18,913)

Effect of foreign exchange rate changes on cash and cash equivalents	46	(1,625)

Increase (decrease) in cash and cash equivalents	(13,137)	6,014
Cash and cash equivalents at beginning of period	177,084	283,996

Cash and cash equivalents at end of period	$163,947	$290,010

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

Recent Accounting Pronouncements

Revenue Recognition. The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, in May 2014. ASU 2014-09 will significantly enhance the comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets. The principles-based guidance in ASU 2014-09 provides a framework for addressing revenue recognition issues comprehensively. The core principle of the standard is that revenue should be recognized in an amount that reflects the consideration that the entity expects to be entitled in exchange for goods or services, which are referred to as performance obligations.

The guidance requires comprehensive annual and interim disclosures regarding the nature, amount, timing, and uncertainty of recognized revenue. Qualitative and quantitative disclosures will be required regarding:

•	contracts with customers, including revenue and impairments recognized, disaggregation, and information about contract balances and performance obligations,

•

significant judgments and changes in judgments required to determine the timing of satisfaction of performance obligations (over time and determine the transaction price, amounts allocated to performance obligations, and the timing for recognizing revenue resulting from the satisfaction of performance obligations, and

•	assets recognized from the costs to obtain or fulfill a contract.

ASU 2014-09 will be effective in the first quarter of 2017. We are evaluating the impact of ASU 2014-09 on our financial condition and results of operations.

Discontinued Operations. In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which is effective in the first quarter of 2015. Early adoption is permitted for disposals that have not been previously reported as discontinued operations.

Under the new guidance, a discontinued operation is a component or group of components of an entity that are either disposed of or classified as held for sale and represents a strategic shift that has (or will have) a major effect on our operations and financial results. A strategic shift includes disposal of a major geographic area of operations, major line of business, major equity method investment, or other major components of an entity. This differs from current guidance, which defines discontinued operations as disposals of a component of an entity that is a reportable segment, an operating segment, a reporting unit, a subsidiary, or an asset group.

A business activity that upon acquisition qualifies as held for sale will also be a discontinued operation under the new guidance.

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

Discontinued operations are excluded from income from continuing operations and presented as a separate component of income before income taxes when the requirements of ASU 2014-08 have been met. Consolidated net income is not impacted by the segregation of discontinued operations within the Consolidated Statement of Operations.

Balance Sheet Presentation of Unrecognized Tax Benefits. In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. Our liability for gross unrecognized tax benefits was $38.7 and $33.0 million as of June 30, 2014 and December 31, 2013, respectively.

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

Supplemental Cash Flow Information

	Six months ended June 30,
(in thousands)	2014	2013
Net cash paid for income taxes	$3,726	$7,800

Cash paid for interest expense	$76	$62

Acquisition-related activities:
Cash paid for acquisitions, excluding contingent consideration	$8,395	$4,596
Cash acquired in acquisitions	(1,810)	(63)

Net cash paid for acquisitions	$6,585	$4,533

Non-cash investing and financing activities:
Non-cash acquisition of property under a build-to-suit lease	$—	$11,000
Property and equipment received, but not paid	380	347

	$380	$11,347

2. Earnings Per Share

Net income per basic common share is computed using the weighted average number of common shares outstanding during the period. Net income per diluted common share is computed using the weighted average number of common and dilutive potential common shares outstanding during the period. Potential common shares result from the assumed exercise of outstanding common stock options having a dilutive effect using the treasury stock method, non-vested shares of restricted stock having a dilutive effect, shares to be purchased under our Employee Stock Purchase Plan (“ESPP”) having a dilutive effect, and non-vested restricted stock for which the performance criteria have been met. Any potential shares that are anti-dilutive as defined in Accounting Standards Codification (“ASC”) 260, Earnings Per Share, are excluded from the effect of dilutive securities.

Performance-based and market-based restricted stock and stock options that would be issuable if the end of the reporting period were the end of the vesting period, if the result would be dilutive, are assumed to be outstanding for purposes of determining net income per diluted common share as of the later of the beginning of the period or the grant date in accordance with ASC 260-10-45-48. Accordingly, performance-based restricted stock units (“RSUs”), which vested on various dates during the three and six months ended June 30, 2014 and 2013, based on achievement of specified performance criteria related to revenue and non-GAAP operating income targets and market-based RSUs and stock options, which vested on various dates during the three and six months ended June 30, 2013, based on achievement of specified stock prices for defined periods are included in the determination of net income per diluted common share as of the beginning of the period. Performance-based targets were not met with respect to any other RSUs or stock options as of June 30, 2014.

Basic and diluted earnings per share for the three and six months ended June 30, 2014 and 2013 are reconciled as follows (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Basic net income per share:
Net income available to common shareholders	$6,912	$9,424	$16,994	$17,786

Weighted average common shares outstanding	46,694	46,427	46,789	46,376
Basic net income per share	$0.15	$0.20	$0.36	$0.38

Dilutive net income per share:
Net income available to common shareholders	$6,912	$9,424	$16,994	$17,786

Weighted average common shares outstanding	46,694	46,427	46,789	46,376
Dilutive stock options and non-vested restricted stock	1,293	1,827	1,374	1,773

Weighted average common shares outstanding for purposes of computing diluted net income per share	47,987	48,254	48,163	48,149

Dilutive net income per share	$0.14	$0.20	$0.35	$0.37

Potential shares of common stock that are not included in the determination of diluted net income per share because they are anti-dilutive for the periods presented consist of shares to be purchased under our ESPP having an anti-dilutive effect of less than 0.1 million shares for the three and six months ended June 30, 2014 and 2013 and the assumed exercise of stock options and the assumed vesting of restricted stock having an antidilutive effect of less than 0.1 million shares for the three and six months ended June 30, 2013.

3. Acquisitions

We acquired privately-held SmartLinc, Inc. (“SmartLinc), a Wisconsin corporation, and privately-held Rhapso S.A. (“Rhapso”), a societe anonyme organized under the laws of France, which have been integrated into our Productivity Software operating segment, for aggregate cash consideration of $6.3 million, net of cash acquired, plus an additional potential future cash earnout related to the SmartLinc acquisition, which is contingent on achieving certain performance targets.

The fair value of the SmartLinc earnout is currently estimated to be $1.6 million by applying the income approach in accordance with ASC 805-30-25-5, Business Combinations. Key assumptions include a discount rate of 4.7% and a probability-adjusted revenue level. Probability-adjusted revenue is a significant input that is not observable in the market, which ASC 820-10-35, Fair Value Measurement, refers to as a Level 3 input. This contingent liability is reflected in the Condensed Consolidated Balance Sheet as of June 30, 2014, as current and noncurrent liabilities of $0.6 and $1.0 million, respectively. In accordance with ASC 805-30-35-1, changes in the fair value of contingent consideration subsequent to the acquisition date are recognized in general and administrative expenses.

SmartLinc, headquartered in Milwaukee, Wisconsin, was acquired on January 16, 2014, and provides business process automation software for shipping and logistics operations, and will be integrated with our Productivity Software offerings.

Rhapso, headquartered in Les Ulis, France, was acquired on April 14, 2014, and provides printing, packaging, and scheduling software to European customers in the corrugated packaging market sector.

These acquisitions were accounted for as purchase business combinations. In accordance with ASC 805, the purchase price has been allocated to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their respective estimated fair values on each acquisition date based on the valuation performed by management with the assistance of a third party. Excess purchase consideration was recorded as goodwill. Factors contributing to a purchase price that results in goodwill include, but are not limited to, the retention of research and development personnel with skills to develop future technology, support personnel to provide maintenance services related to the products, a trained sales force capable of selling current and future products, and the positive reputation of each of these businesses in the market.

We engaged a third party valuation firm to aid management in its analysis of the fair value of these acquired businesses. All estimates, key assumptions, and forecasts were either provided by or reviewed by us. While we chose to utilize a third party valuation firm, the fair value analyses and related valuations represent the conclusions of management and not the conclusions or statements of any third party.

The purchase price allocations are preliminary and subject to change within the measurement periods as the valuations are finalized. We expect to continue to obtain information to assist us in finalizing the fair value of the net assets acquired at the respective acquisition dates during the respective measurement periods. Measurement period adjustments determined to be material will be applied retrospectively to the appropriate acquisition date in our condensed consolidated financial statements and, depending on the nature of the adjustments, our operating results subsequent to the respective acquisition date could be affected.

Valuation Methodologies

Intangible assets acquired consist of customer relationships, trade names, and existing technology. The intangible asset valuation methodology for each acquisition assumes discount rates between 17% and 18%.

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

Existing Technology was valued using the relief from royalty method based on royalty rates for similar technologies. The value of existing technology is derived from consistent and predictable revenue, including the opportunity to cross-sell to existing customers and the avoidance of the costs associated with developing the technology. Revenue related to existing technology was adjusted in each forecast year to reflect the evolution of the technology and the cost of sustaining research and development required to maintain the technology.

The preliminary allocation of the purchase price to the assets acquired and liabilities assumed (in thousands) with respect to these acquisitions at their respective acquisition dates is summarized as follows:

	Weighted average useful life	Purchase Price Allocation
Customer relationships	5 years	$2,338
Existing technology	4 years	1,511
Trade name	4 years	523
Goodwill	—	5,635

		10,007
Net tangible liabilities		(1,935)

Total purchase price		$8,072

Pro forma results of operations have not been presented because they are not material to our consolidated results of operations. Goodwill, which represents the excess of the purchase price over the net tangible and intangible assets acquired, that was generated by our acquisitions of SmartLinc and Rhapso is not deductible for tax purposes.

Rhapso generates revenue and incurs operating expenses in Euros. Upon consideration of the salient economic indicators discussed in ASC 830-10-55-5, Foreign Currency Matters, we consider the Euro to be the functional currency for Rhapso.

4. Balance Sheet Details

Inventories

Inventories, net of allowances, as of June 30, 2014 and December 31, 2013 consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Raw materials	$34,893	$35,470
Work in process	3,302	3,434
Finished goods	32,323	29,441

	$70,518	$68,345

Deferred Cost of Revenue

Deferred cost of revenue related to unrecognized revenue on shipments to customers was $3.3 and $6.6 million as of June 30, 2014 and December 31, 2013, respectively, and is included in other current assets in our Condensed Consolidated Balance Sheets.

Product Warranty Reserves

The changes in product warranty reserves during the six months ended June 30, 2014 and 2013 were as follows (in thousands):

	2014	2013
Balance at January 1,	$11,047	$10,158
Provisions, net of releases	5,852	5,352
Settlements	(6,577)	(5,313)

Balance at December 31	$10,322	$10,197

Accumulated Other Comprehensive Income (Loss) (“OCI”)

OCI classified within stockholders’ equity in our Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013 consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Net unrealized investment gains	$247	$227
Currency translation gains (losses)	567	(1,601)
Other	(15)	(14)

Accumulated other comprehensive income (loss)	$799	$(1,388)

Amounts reclassified out of OCI were less than $0.1million, net of tax, for the three and six months ended June 30, 2014 and 2013, and consisted of unrealized gains and losses from investments in debt securities that are reported within interest and other expense, net, in our Condensed Consolidated Statements of Operations.

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

Our available-for-sale short-term investments as of June 30, 2014 and December 31, 2013 are as follows (in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
June 30, 2014
U.S. government and sponsored entities	$18,395	$39	$—	$18,434
Corporate debt securities	112,729	249	(17)	112,961
Municipal securities	9,448	6	—	9,454
Asset-backed securities	16,248	101	(9)	16,340
Mortgage-backed securities – residential	3,758	26	(2)	3,782

Total short-term investments	$160,578	$421	$(28)	$160,971

December 31, 2013
U.S. government and sponsored entities	$28,880	$36	$(7)	$28,909
Corporate debt securities	114,333	273	(42)	114,564
Municipal securities	15,319	7	(2)	15,324
Asset-backed securities	14,148	97	(9)	14,236
Mortgage-backed securities – residential	4,906	28	(10)	4,924

Total short-term investments	$177,586	$441	$(70)	$177,957

The fair value and duration that investments, including cash equivalents, have been in a gross unrealized loss position as of June 30, 2014 and December 31, 2013 are as follows (in thousands):

	Less than 12 Months		More than 12 Months		TOTAL
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2014
U.S. government and sponsored entities	$1,400	$(1)	$—	$—	$1,400	$(1)
Corporate debt securities	21,355	(17)	—	—	21,355	(17)
Asset-backed securities	1,874	(9)	—	—	1,874	(9)
Mortgage-backed securities – residential	—	—	200	(1)	200	(1)

Total	$24,629	$(27)	$200	$(1)	$24,829	$(28)

December 31, 2013
U.S. government and sponsored entities	$16,294	$(7)	$—	$—	$16,294	$(7)
Corporate debt securities	29,125	(42)	—	—	29,125	(42)
Municipal securities	6,243	(2)	—	—	6,243	(2)
Asset-backed securities	6,705	(9)	—	—	6,705	(9)
Mortgage-backed securities – residential	1,659	(8)	188	(2)	1,847	(10)

Total	$60,026	$(68)	$188	$(2)	$60,214	$(70)

For fixed income securities that have unrealized losses as of June 30, 2014, we have determined that we do not have the intent to sell any of these investments and it is not more likely than not that we will be required to sell any of these investments before recovery of the entire amortized cost basis. We have evaluated these fixed income securities and determined that no credit losses exist. Accordingly, management has determined that the unrealized losses on our fixed income securities as of June 30, 2014 were temporary in nature.

Amortized cost and estimated fair value of investments at June 30, 2014 is summarized by maturity date as follows (in thousands):

	Amortized cost	Fair value
Mature in less than one year	$101,918	$102,089
Mature in one to three years	58,660	58,882

Total short-term investments	$160,578	$160,971

For the three and six months ended June 30, 2014 and 2013, net realized losses of less than $0.1 million from sales of investments were recognized in interest and other expense, net. As of June 30, 2014 and December 31, 2013, net unrealized gains of $0.4 million were included in OCI in the accompanying Condensed Consolidated Balance Sheets.

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

Our investments and liabilities measured at fair value have been presented in accordance with the fair value hierarchy specified in ASC 820 as of June 30, 2014 and December 31, 2013 in order of liquidity as follows (in thousands):

		Fair Value Measurements at Reporting Date using
June 30, 2014	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Money market funds	$13,519	$13,519	$—	$—
U.S. government and sponsored entities	18,434	—	18,434	—
Corporate debt securities	116,863	—	116,863	—
Municipal securities	9,454	—	9,454	—
Asset-backed securities	16,340	—	16,247	93
Mortgage-backed securities – residential	3,782	—	3,782	—

	$178,392	$13,519	$164,780	$93

Liabilities:
Contingent consideration, current and noncurrent	$18,684	$—	$—	$18,684
Self-insurance	1,494	—	—	1,494

	$20,178	$—	$—	$20,178

December 31, 2013
Assets:
Money market funds	$52,595	$52,595	$—	$—
U.S. government and sponsored entities	28,909	12,712	16,197	—
Corporate debt securities	117,195	—	117,195	—
Municipal securities	17,377	—	17,377	—
Asset-backed securities	14,236	—	14,135	101
Mortgage-backed securities – residential	4,923	—	4,923	—

	$235,235	$65,307	$169,827	$101

Liabilities:
Contingent consideration, current and noncurrent	$21,052	$—	$—	$21,052
Self-insurance	2,554	—	—	2,554

	$23,606	$—	$—	$23,606

Money market funds of $13.5 and $52.6 million have been classified as cash equivalents as of June 30, 2014 and December 31, 2013, respectively. Corporate debt securities of $3.9 and $2.6 million have been classified as cash equivalents at June 30, 2014 and December 31, 2013, respectively. Municipal securities of $2.1 million have been classified as cash equivalents at December 31, 2013.

Investments are generally classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices or alternative pricing sources with reasonable levels of price transparency. Investments in U.S. Treasury obligations and overnight money market mutual funds have been classified as Level 1 because these securities are valued based on quoted prices in active markets or they are actively traded at $1.00 Net Asset Value. There have been no transfers between Level 1 and 2 during the six months ended June 30, 2014 and 2013.

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

In determining whether a credit loss existed, we used our best estimate of the present value of cash flows expected to be collected from each debt security. For asset-backed and mortgage-backed securities, cash flow estimates, including prepayment assumptions, we rely on data from widely accepted third party data sources or internal estimates. In addition to prepayment assumptions, cash flow estimates vary based on assumptions regarding the underlying collateral including default rates, recoveries, and changes in value. Expected cash flows were discounted using the effective interest rate implicit in the securities. Based on this analysis, there were no other-than-temporary impairments, including credit-related impairments, during the six months ended June 30, 2014 and 2013.

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

The fair value of these earnouts is estimated to be $18.7 and $21.1 million as of June 30, 2014 and December 31, 2013, respectively, by applying the income approach in accordance with ASC 805-30-25-5. Key assumptions include discount rates between 4.2% and 6.4%, achievement of acquisition-related executive deferred compensation cost, and probability-adjusted revenue and gross profit levels. Probability-adjusted revenue and gross profit are significant inputs that are not observable in the market, which ASC 820-10-35 refers to as Level 3 inputs. Acquisition-related executive deferred compensation cost of $1.8 million was expensed during the two years ended December 31, 2013, coinciding with the continuing employment of a former shareholder of an acquired company, thereby increasing the liability for contingent consideration accordingly. These contingent liabilities have been reflected in the Condensed Consolidated Balance Sheet as of June 30, 2014 as current and noncurrent liabilities of $15.3 and $3.4 million, respectively.

The OPS and GamSys earnout performance probability percentages were reduced or not achieved in 2014, partially offset by increased performance probability percentages with respect to the 2014 Metrics and PrintLeader earnout performance targets. The Entrac, Cretaprint, Streamline, OPS, and Alphagraph earnout performance probability percentages were reduced or not achieved in 2013, partially offset by increased performance probability percentages with respect to the 2013 Metrics and Technique earnout performance targets. Consequently, the decrease in the fair value of contingent consideration was $2.0 and $7.1 million, partially offset by $0.4 and $1.4 million of earnout interest accretion related to all acquisitions, during the six months ended June 30, 2014 and the year ended December 31, 2013, respectively. In accordance with ASC 805-30-35-1, changes in the fair value of contingent consideration subsequent to the acquisition date have been recognized in general and administrative expense.

The earnout payments during the six months ended June 30, 2014 of $2.0 and $0.1 million related to the previously accrued Technique and FX Colors contingent consideration liabilities, respectively. Earnout payments during the year ended December 31, 2013 of $8.9, $4.5, $1.9, $0.7, and $0.6 million related to previously accrued Cretaprint, Metrics, Radius, Alphagraph, and Streamline contingent consideration liabilities, respectively.

Changes in the fair value of contingent consideration are summarized as follows (in thousands):

Fair value of contingent consideration at January 1, 2013	$38,050

Fair value of PrintLeader contingent consideration at May 8, 2013	389
Fair value of GamSys contingent consideration at May 31, 2013	2,640
Fair value of Metrix contingent consideration at October 16, 2013	1,123
Deferred compensation expense dependent on future employment	940
Changes in valuation	(5,779)
Payments	(16,683)
Foreign currency adjustment	372

Fair value of contingent consideration at December 31, 2013	$21,052

Fair value of SmartLinc contingent consideration at January 16, 2014	1,546
Changes in valuation	(1,597)
Payments	(2,070)
Foreign currency adjustment	(247)

Fair value of contingent consideration at June 30, 2014	$18,684

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

We assessed the probability of achieving the revenue performance targets for the contingent consideration associated with each acquisition at percentage levels between 70% and 100% as of each respective acquisition date based on an assessment of the historical performance of each acquired entity, our current expectations of future performance, and other relevant factors. A change in probability-adjusted revenue of five percentage points from the level assumed in the current valuations would result in an increase in the earnout liability of $0.2 million or a decrease of $0.7 million resulting in a corresponding adjustment to general and administrative expense. Likewise, a change in the discount rate of one percentage point results in either an increase in the fair value of contingent consideration of $0.1 million or a decrease of $0.2 million in the fair value of contingent consideration.

Liability for Self-Insurance

We are partially self-insured for certain losses related to employee medical and dental coverage, excluding employees covered by health maintenance organizations. We generally have an individual stop loss deductible of $125 thousand per enrollee unless specific exposures are separately insured. We have accrued a contingent liability of $1.5 and $2.6 million as of June 30, 2014 and December 31, 2013, respectively, which are not discounted, based upon examination of historical trends, our claims experience, industry claims experience, actuarial analysis, and estimates. The primary estimates used in the development of our accrual as of June 30, 2014 and December 31, 2013 include total enrollment (including employee contributions), population demographics, and historical claims costs incurred, which are significant inputs that are not observable in the market, which ASC 820-10-35 refers to as Level 3 inputs.

Changes in the contingent liability for self-insurance are summarized as follows (in thousands):

Fair value of self-insurance liability at January 1, 2013	$1,375
Additions to reserve	11,590
Employee contributions	2,333
Insurance claims and administrative fees paid	(12,744)

Fair value of self-insurance liability at December 31, 2013	$2,554

Additions to reserve	6,059
Employee contributions	1,145
Insurance claims and administrative fees paid, net of stop loss recoveries	(8,264)

Fair value of self-insurance liability at June 30, 2014	$1,494

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

Fair Value of Derivative Instruments

We utilize the income approach to measure the fair value of our derivative assets and liabilities under ASC 820. The income approach uses pricing models that rely on market observable inputs such as yield curves, currency exchange rates, and forward prices, and are therefore classified as Level 2 measurements. The notional amount of our derivative assets and liabilities was $42.7 and $27.2 million as of June 30, 2014 and December 31, 2013, respectively. The fair value of our derivative assets and liabilities that were designated for cash flow hedge accounting treatment having notional amounts of $2.7 and $2.5 million as of June 30, 2014 and December 31, 2013, was not material.

6. Accounts Receivable

Financing Receivables

We had financing receivables of $3.9 and $5.2 million consisting of $2.9 and $4.3 million of sales-type lease receivables, included within other current assets and other assets, and $1.0 and $0.9 million of trade receivables having a contractual maturity in excess of 360 days at June 30, 2014 and December 31, 2013, respectively. The credit quality of financing receivables are evaluated on the same basis as trade receivables. We have not experienced material amounts of past due financing receivables.

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

We have facilities in Spain that enable us to sell to third parties, on an ongoing basis, certain trade receivables without recourse. Trade receivables sold without recourse are generally short-term receivables with payment due dates of less than one year, which are secured by international letters of credit. Trade receivables sold under these facilities were $1.7 and $4.5 million during the three and six months ended June 30, 2014, respectively, and $8.3 million during the year ended December 31, 2013, which approximates the cash received.

We have facilities in the U.S. that enable us to sell to third parties, on an ongoing basis, certain trade receivables with recourse. The trade receivables sold with recourse are generally short-term receivables with payment due dates of less than 45 days from the date of sale, which are subject to a servicing obligation. Trade receivables sold under these facilities were $3.4 and $6.8 million during the three and six months ended June 30, 2014, respectively, and $12.9 million during the year ended December 31, 2013, which approximates the cash received. We report collections from the sale of trade receivables to third parties as operating cash flows in the Condensed Consolidated Statements of Cash Flows, because such receivables are the result of an operating activity and the associated interest rate risk is de minimis.

7. Income taxes

We recognized a tax provision of $5.4 and $2.0 million on pretax net income of $12.3 and $11.4 million during the three months ended June 30, 2014 and 2013, respectively. We recognized a tax provision of $6.0 and $0.3 million on pretax net income of $23.0 and $18.0 million during the six months ended June 30, 2014 and 2013, respectively. The provision for income taxes before discrete items reflected in the table below was $5.4 and $2.4 million during the three months ended June 30, 2014 and 2013, respectively, and $9.0 and $4.3 million during the six months ended June 30, 2014 and 2013, respectively. The increase in the provision for income taxes before discrete items for the three and six months ended June 30, 2014, compared with the same periods in the prior year, is due primarily to an increase in profitability before income taxes, a decrease in tax benefits from lower foreign tax jurisdictions, and tax benefits related to the U.S. federal research and development credit recognized only in 2013.

Primary differences between our recorded tax provision rate and the U.S. statutory rate of 35% include lower taxes on permanently reinvested foreign earnings, the tax effects of stock-based compensation expense pursuant to ASC 718-740, Stock Compensation – Income Taxes, which are non-deductible for tax purposes, and tax benefits related to credits for research and development costs in 2013. Pursuant to the American Taxpayer Relief Act of 2012, on January 2, 2013, we recognized a tax benefit of $3.2 million during the six months ended June 30, 2013, resulting from the retroactive renewal of the U.S. federal research and development tax credit. ASC 740-10-45-15, Income Taxes, requires that the effects of a change in tax law or rates be recognized in the period that includes the enactment date. During the six months ended June 30, 2014, we recognized a $3.1 million tax benefit related to the increased valuation of intangible assets for Brazilian tax reporting resulting from the merger of our Brazilian subsidiaries.

Our tax provision before discrete items is reconciled to our recorded provision for (benefit from) income taxes for the three and six months ended June 30, 2014 and 2013 as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Provision for income taxes before discrete items	$5.4	$2.4	$9.0	$4.3
Interest related to unrecognized tax benefits	0.1	0.1	0.2	0.2
Provision related to reassessment of taxes resulting from the filing of prior year foreign tax returns	—	—	—	0.3
Benefit related to restructuring and other expenses	—	(0.1)	—	(0.7)
Benefit related to the 2012 U.S. federal research and development tax credit	—	—	—	(3.2)
Benefit related to merger of Brazilian entities	—	—	(3.1)	—
Non-deductible stock compensation charge	—	—	0.3	—
Tax deductions related to ESPP dispositions	—	(0.1)	(0.3)	(0.3)
Benefit related to reversals of uncertain tax positions due to statute of limitation expirations	(0.1)	(0.3)	(0.1)	(0.3)

Provision for income taxes	$5.4	$2.0	$6.0	$0.3

As of June 30, 2014 and December 31, 2013, gross unrecognized tax benefits were $38.7 and $33.0 million, respectively, which would affect the effective tax rate, if recognized. Over the next twelve months, our existing tax positions will continue to generate increased liabilities for unrecognized tax benefits. It is reasonably possible that our gross unrecognized tax benefits will decrease up to $3.5 million in the next twelve months. These adjustments, if recognized, would positively impact our effective tax rate, and would be recognized as additional tax benefits in our Condensed Consolidated Statement of Operations. The reduction in unrecognized tax benefits relates primarily to a lapse of the statute of limitations for federal and state tax purposes.

In accordance with ASU 2013-11, which became effective in the first quarter of 2014, we have recorded $23.7 million of gross unrecognized tax benefits as an offset to deferred tax assets as of June 30, 2014, and the remaining $15.0 million has been recorded as non-current income taxes payable.

We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of June 30, 2014 and December 31, 2013, we have accrued $1.1 and $1.0 million, respectively, for potential payments of interest and penalties.

As of June 30, 2014, we were subject to examination by the Internal Revenue Service for the 2010-2013 tax years, state tax jurisdictions for the 2009-2013 tax years, the Netherlands tax authority for the 2012-2013 tax years, and the Spanish tax authority for the 2010-2013 tax years.

8. Commitments and Contingencies

Contingent Consideration

We are required to make payments to the former stockholders of acquired companies based on the achievement of specified performance targets. The fair value of these earnouts is estimated to be $18.7 and $21.1 million at June 30, 2014 and December 31, 2013, respectively, by applying the income approach in accordance with ASC 805-30-25-5. These contingent liabilities have been reflected in the Condensed Consolidated Balance Sheet as of June 30, 2014, as current and noncurrent liabilities of $15.3 and $3.4 million, respectively. The potential undiscounted amount of future contingent consideration cash payments that we could be required to make related to our business acquisitions, beyond amounts currently accrued, is $0.8 million as of June 30, 2014.

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

We have accrued a contingent liability of $1.5 and $2.6 million as of June 30, 2014 and December 31, 2013, respectively, which represents an allocation of the ultimate claims cost that will be incurred through year end. The estimated liability is not discounted and is established based upon analysis of historical data supplied by our insurance carrier and an internal update on June 30, 2014 of the actuarial analysis that we previously obtained at December 31, 2013. We will further refine our accrual at December 31, 2014 based upon appropriate actuarial analysis and estimates. The primary estimates used in the development of our accrual at June 30, 2014 include total enrollment (including employee contributions), population demographics, and historical claims costs incurred. While we believe these estimates are reasonable based on the information currently available, if actual trends, including the severity of claims and medical cost inflation, differ from our estimates, our consolidated financial position, results of operations, or cash flows could be impacted.

Lease Commitments and Contractual Obligations

As of June 30, 2014, we have leased certain of our current facilities under noncancellable operating lease agreements. We are required to pay property taxes, insurance, and nominal maintenance costs for certain of these facilities and any increases over the base year of these expenses on the remainder of our facilities.

On April 26, 2013, we purchased an approximately 119,000 square foot cold shell building located at 6750 Dumbarton Circle, Fremont, California, the related land, and certain other property improvements for a purchase price of $21.5 million. We have incurred build-out and construction costs, including furniture and equipment and capitalized interest, of $22.1 million.

We entered into a 15-year lease agreement pursuant to which we leased approximately 59,000 square feet of a building located at 6700 Dumbarton Circle, Fremont, California, which is adjacent to the building that we purchased. The lease commenced on September 1, 2013. Minimum lease payments are $18.5 million, net of full abatement of rent for the first three years of the lease term. During the initial lease term, we also have certain rights of first refusal to (i) lease the remaining portion of the facility and/or (ii) purchase the facility.

This location now serves as our worldwide corporate headquarters, as well as engineering, marketing, and administrative operations for our Fiery operating segment. We relocated our former corporate headquarters to this location during the fourth quarter of 2013.

The leased facility was a cold shell requiring additional build-out and tenant improvements. The landlord paid the costs of the build-out up to $4.5 million, including all structural improvements, and we paid the costs of tenant improvements beyond that amount. We have incurred $5.3 million, including furniture and equipment and capitalized interest. The landlord is responsible for any costs related to force majeure events that result in any damage to the facility. We are responsible for cost over-runs, if any, related to force majeure events including strikes, war, and material availability. Since we are responsible for cost overruns related to certain force majeure events, we are in substance offering an indemnification for events outside of our control. As such, we are deemed to be the accounting owner of the facility. As of June 30, 2014, we have capitalized $11.0 million in property and equipment based on the estimated replacement cost of the unfinished space, including capitalized interest, reduced by accumulated depreciation.

Monthly lease payments are allocated between the land element of the lease, which is accounted for as an operating lease upon lease execution, and the imputed financing obligation. The imputed financing obligation is being amortized upon lease commencement in accordance with the effective interest method using the interest rate determined in accordance with the requirements of sale leaseback accounting. The imputed interest cost incurred during the construction period was capitalized as a component of the construction cost upon lease commencement. As of June 30, 2014, the imputed financing obligation in connection with the facility was $12.0 million, including accrued interest, which was classified as a long-term imputed financing obligation in our Condensed Consolidated Balance Sheet. If the requirements of sale leaseback accounting are satisfied, or at the end of the initial lease term, we will reverse the net book value of the building and the corresponding imputed financing obligation.

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

As of June 30, 2014, we are subject to the various claims, lawsuits, investigations, or proceedings discussed below.

Componex Corporation (“Componex”) vs. EFI

Componex is a manufacturer of rolls used in machines handling continuous sheets of product and is a supplier for certain products in our VUTEk product line. On May 30, 2013, Componex filed an action in the United States District Court for the Western District of Wisconsin (“District Court”) alleging that rolls supplied to EFI by another vendor infringe two patents held by Componex. We have moved for summary judgment that, among other things, Componex’s patents are not valid and that, even if they are, the rolls supplied and used in our products do not infringe the patents. Componex also moved for summary judgment of infringement. A hearing on the motion was held on July 16, 2014, and a trial is currently scheduled for December 2014.

We do not believe that Componex’s patents or infringement claims based on the patents are valid and we do not believe it is probable that we will incur a material loss in this matter. However, if the District Court determines that the patents are valid and that the rolls used in our products infringe them, it is reasonably possible that our financial statements could be materially affected. We are not able to provide a reasonable estimate of the range of loss. Such an evaluation includes, among other things, a determination of the total sales in the United States of the implicated systems using the rolls; what a reasonable royalty, if any, might be under the circumstances; and the relevant period for which damages would apply, if any.

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

In addition to its own defenses, EFI has contractual obligations to indemnify certain of its customers to varying degrees subject to various circumstances, including Konica Minolta, Xerox, and others. We do not believe that our products infringe any valid claim of Digitech’s patent. We filed our response to the action, denying infringement and arguing that the patent at issue is not valid. We also moved to strike Digitech’s infringement contentions as lacking a proper basis. In July 2013, the District Court granted summary judgment that the patent at issue is invalid. In August 2013, the District Court entered judgment in favor of EFI and the other defendants. In August 2013, Digitech filed its notice of appeal to the United States Court of Appeals for the Federal Circuit (“Court of Appeals”). On July 11, 2014, the Court of Appeals affirmed the District Court’s judgment in its entirety. As a result of the Court of Appeals’ decision, we do not believe that there is any remaining basis for Digitech’s infringement claims and we do not believe it is probable that we will incur a material loss in this matter.

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

In a separate action filed in the German Federal Patent Court, we challenged the validity of the Durst patent, which we believe is invalid in light of prior art. The Federal Patent Court held a hearing on the validity of the patent in October 2013 and, following the hearing, declared the relevant claims in Durst’s patents to be invalid.

In November 2013, following the Federal Patent Court’s decision invalidating the patent, the Higher Regional Court of Dusseldorf stayed Durst’s infringement action until a final decision is reached in EFI’s nullity proceeding.

Durst did not appeal the Federal Patent Court’s decision, which is now final. Accordingly, on April 22, 2014, we requested that the Regional Court lift its stay, dismiss Durst’s infringement case, and impose certain costs of the proceeding on Durst. On May 15, 2014, the Dusseldorf court dismissed the case, and we no longer have any potential liability in this matter.

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

Other Matters

As of June 30, 2014, we were also subject to various other claims, lawsuits, investigations, and proceedings in addition to those discussed above. There is at least a reasonable possibility that additional losses may be incurred in excess of the amounts that we have accrued. However, we believe that certain of these claims are not material to our financial statements or the range of reasonably possible losses is not reasonably estimable. Litigation is inherently unpredictable, and while we believe that we have valid defenses with respect to legal matters pending against us, our financial statements could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies or because of the diversion of management’s attention and the incurrence of significant expenses.

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

Operating segment profit (i.e., gross profit), excluding stock-based compensation expense, for the three and six months ended June 30, 2014 and 2013 is summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Industrial Inkjet
Revenue	$93,899	$88,003	$181,843	$168,306
Gross profit	36,113	35,165	68,950	67,146
Gross profit percentages	38.5%	40.0%	37.9%	39.9%
Productivity Software
Revenue	$30,760	$28,509	$62,453	$56,238
Gross profit	22,189	20,231	45,031	40,156
Gross profit percentages	72.1%	71.0%	72.1%	71.4%
Fiery
Revenue	$68,306	$63,786	$137,357	$127,113
Gross profit	46,053	42,969	93,881	85,392
Gross profit percentages	67.4%	67.4%	68.3%	67.2%

A reconciliation of our segment gross profit to our condensed consolidated statements of operations for the three and six months ended June 30, 2014 and 2013 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Segment gross profit	$104,355	$98,365	$207,862	$192,694
Stock-based compensation expense	(582)	(382)	(1,114)	(851)

Gross profit	$103,773	$97,983	$206,748	$191,843

Tangible and intangible assets, net of liabilities, are summarized by operating segment as follows (in thousands):

June 30, 2014	Industrial Inkjet	Productivity Software	Fiery
Goodwill	$61,537	$114,382	$64,753
Identified intangible assets, net	29,671	32,390	1,613
Tangible assets, net of liabilities	93,399	(11,808)	28,432

Net tangible and intangible assets	$184,607	$134,964	$94,798

December 31, 2013
Goodwill	$61,704	$106,697	$64,801
Identified intangible assets, net	33,436	33,271	2,015
Tangible assets, net of liabilities	95,350	(14,388)	25,736

Net tangible and intangible assets	$190,490	$125,580	$92,552

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

Our revenue by ship-to destination for the three and six months ended June 30, 2014 and 2013 was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Americas	$101,567	$100,516	$202,548	$194,413
Europe, Middle East and Africa (“EMEA”)	66,899	49,984	127,440	100,030
Asia Pacific (“APAC”)	24,499	29,798	51,665	57,214
Japan	5,770	5,815	11,587	13,034
APAC, ex Japan	18,729	23,983	40,078	44,180

Total revenue	$192,965	$180,298	$381,653	$351,657

10. Derivatives and Hedging

We are exposed to market risk and foreign currency exchange risk from changes in foreign currency exchange rates, which could affect operating results, financial position, and cash flows. We manage our exposure to these risks through our regular operating and financing activities and, when appropriate, through the use of derivative financial instruments. These derivative financial instruments are used to hedge monetary assets and liabilities, including intercompany transactions, as well as reduce earnings and cash flow volatility resulting from shifts in market rates. Our objective is to offset gains and losses resulting from these exposures with losses and gains on the derivative contracts used to hedge them, thereby reducing volatility of earnings or protecting fair values of assets and liabilities. We do not have any leveraged derivatives, nor do we use derivative contracts for speculative purposes. ASC 815, Derivatives and Hedging, requires the fair value of all derivative instruments, including those embedded in other contracts, to be recorded as assets or liabilities in our Condensed Consolidated Balance Sheet. As permitted, foreign exchange contracts with notional amounts of $2.7 and $2.5 million and net asset/liability fair values that are immaterial have been designated for cash flow hedge accounting treatment at June 30, 2014 and December 31, 2013. The related cash flow impacts of our derivative contracts are reflected as cash flows from operating activities.

Our exposures are related to non-U.S. dollar-denominated revenue in Europe, Japan, the U.K., Latin America, China, Australia, and New Zealand and are primarily related to non-U.S. dollar-denominated operating expenses in Europe, India, Japan, the U.K., China, Brazil, and Australia. We hedge our operating expense cash flow exposure in Indian rupees. We hedge remeasurement exposure associated with Brazilian real and Euro-denominated intercompany loans and Indian rupee net monetary assets. As of June 30, 2014, we had not entered into hedges against any other currency exposures, but we may consider hedging against movements in other currencies in the future.

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

Foreign currency derivative contracts with notional amounts of $2.7 and $2.5 million and net asset/liability amounts that are immaterial have been designated as cash flow hedges of our Indian rupee operating expense exposure at June 30, 2014 and December 31, 2013. The changes in fair value of these contracts are reported as a component of OCI and reclassified to operating expense in the periods of payment of the hedged operating expenses. The amount of ineffectiveness that was recorded in the Condensed Consolidated Statement of Operations for these designated cash flow hedges was immaterial. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.

Forward contracts not designated as hedging instruments with notional amounts of $40.0 and $24.7 million are used to hedge foreign currency balance sheet exposures at June 30, 2014 and December 31, 2013, respectively. They are not designated for hedge accounting treatment since there is a natural offset for the remeasurement of the underlying foreign currency denominated asset or liability. We recognize changes in the fair value of non-designated derivative instruments in earnings in the period of change. Gains (losses) on foreign currency forward contracts used to hedge balance sheet exposures are recognized in interest and other expense, net, in the same period as the remeasurement gain (loss) of the related foreign currency denominated assets and liabilities. Forward contracts not designated as hedging instruments consist of hedges of Brazilian real and Euro-denominated intercompany loans with notional amounts of $37.6 and $24.7 million at June 30, 2014 and December 31, 2013, respectively, and a hedge of Indian rupee net monetary assets with a notional amount of $2.4 million at June 30, 2014.

11. Restructuring and Other

During the three and six months ended June 30, 2014 and 2013, cost reduction actions were taken to lower our quarterly operating expense run rate as we analyzed our cost structure. Our restructuring plans have been implemented to better align our costs with revenue levels and to re-align our cost structure following our business acquisitions. These charges primarily relate to cost reduction actions undertaken to integrate recently acquired businesses, consolidate facilities, and lower our quarterly operating expense run rates. Restructuring and other consists primarily of restructuring, severance, retention, facility downsizing and relocation, and integration expenses. Our restructuring and other plans are accounted for in accordance with ASC 420, Exit or Disposal Cost Obligations, ASC 712, Compensation – Non-Retirement Postemployment Benefits, and ASC 820.

We recorded restructuring and other charges of $1.5 and $2.6 million for the three and six months ended June 30, 2014, respectively, and $1.3 and $3.2 million for the three and six months ended June 30, 2013, respectively, primarily consisting of restructuring, severance, retention, and charges to downsize or relocate our facilities. Restructuring and severance charges of $1.1 and $1.8 million related to reductions of 35 and 70 head count for the three and six months ended June 30, 2014, respectively, and $0.4 and $1.4 million related to reductions of 28 and 62 head count for the three and six months ended June 30, 2013, respectively. Severance costs include severance payments, related employee benefits, and outplacement or relocation costs. Retention expenses of $0.2 and $0.5 million for the three and six months ended June 30, 2013, respectively, primarily related to acquisition-related executive deferred compensation cost coinciding with the continuing employment of a former shareholder of an acquired company.

Integration expenses were $0.3 and $0.7 million for the three and six months ended June 30, 2014, respectively, and $0.5 and $1.1 million for the three and six months ended June 30, 2013, respectively. Facilities relocation expenses of $0.1 and $0.2 million for the three and six months ended June 30, 2014, respectively, and $0.2 and $0.3 million for the three and six months ended June 30, 2013, respectively, resulted from the relocation of certain manufacturing and administrative locations and the relocation of our corporate headquarters in 2013.

Restructuring and other reserve activities for the six months ended June 30, 2014 and 2013 are summarized as follows (in thousands):

	Six months ended June 30,
	2014	2013
Reserve balance at January 1,	$873	$1,670
Restructuring charges	1,346	1,194
Other charges	1,295	2,053
Non-cash retention and restructuring costs	(27)	(513)
Cash payments	(2,419)	(3,068)

Reserve balance at June 30,	$1,068	$1,336

12. Stock-based Compensation

We account for stock-based payment awards in accordance with ASC 718, Stock Compensation, which requires the measurement and recognition of compensation expense for all equity awards granted to our employees and directors, including employee stock options, RSUs, and ESPP purchases related to all stock-based compensation plans based on the fair value of such awards on the date of grant. We amortize stock-based compensation cost on a graded vesting basis over the vesting period, after assessing the probability of achieving the requisite performance criteria with respect to performance-based and market-based awards. Stock-based compensation cost is recognized over the requisite service period for each separately vesting tranche of the award as though the award were, in substance, multiple awards.

Stock-based compensation expense related to stock options, ESPP purchases, and RSUs under ASC 718 for the three and six months ended June 30, 2014 and 2013 is summarized as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Stock-based compensation expense by type of award:
Employee stock options	$68	$196	$154	$634
RSUs	7,148	4,858	14,961	10,130
ESPP	437	744	1,002	1,678

Total stock-based compensation	7,653	5,798	16,117	12,442
Tax effect on stock-based compensation	(2,134)	(1,814)	(4,414)	(3,748)

Net effect on net income	$5,519	$3,984	$11,703	$8,694

Valuation Assumptions for Stock Options and ESPP Purchases

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

Stock options were not granted during the three and six months ended June 30, 2014 and 2013. No ESPP purchases occurred during the three months ended June 30, 2014 and 2013. The estimated weighted average fair value per share of ESPP shares issued and the assumptions used to estimate fair value for the six months ended June 30, 2014 and 2013 are as follows:

	ESPP
	2014	2013
Weighted average fair value per share	$10.81	$6.68
Expected volatility	25% - 28%	29% - 38%
Risk-free interest rate	0.1% - 0.3%	0.1% - 0.3%
Expected term (in years)	0.5 - 2.0	0.5 - 2.0

Stock options outstanding and exercisable, including performance-based and market-based options, as of June 30, 2014 and activity for the six months ended June 30, 2014 are summarized below (in thousands, except weighted average exercise price and remaining contractual term):

	Shares outstanding	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Options outstanding at January 1, 2014	1,060	$14.66
Options granted	—	—
Options forfeited and expired	(4)	26.02
Options exercised	(462)	15.96

Options outstanding at June 30, 2014	594	$13.59	3.43	$18,824

Options vested and expected to vest at June 30, 2014	586	$13.57	3.41	$18,536

Options exercisable at June 30, 2014	482	$13.19	3.17	$15,423

Aggregate intrinsic value for stock options represents the difference between the closing price per share of our common stock on the last trading day of the fiscal period and the option exercise price multiplied by the number of in-the-money stock options outstanding, vested and expected to vest, and exercisable at June 30, 2014.

Non-vested RSUs, including performance-based and market-based RSUs, as of June 30, 2014 and activity during the six months ended June 30, 2014 are summarized below (shares in thousands):

Non-vested shares	Shares	Weighted average grant date fair value
Non-vested at January 1, 2014	2,089	$23.44
Restricted stock granted	548	39.08
Restricted stock vested	(439)	21.11
Restricted stock forfeited	(131)	19.73

Non-vested at June 30, 2014	2,067	$28.32

Vested RSUs

Performance-based RSUs that vested based on annual financial results are included in the period that the performance criteria were met. The grant date fair value of RSUs vested during the six months ended June 30, 2014 was $21.4 million. The aggregate intrinsic value at June 30, 2014 for RSUs expected to vest was $82.9 million and the remaining weighted average vesting period was 1.04 years. Aggregate intrinsic value for RSUs vested and expected to vest represents the closing price per share of our common stock on the last trading day of the fiscal period, multiplied by the number of RSUs vested and expected to vest as of June 30, 2014.

Performance-based and Market-based RSUs and Stock Options

Performance-based and market-based RSUs and stock options included in the tables above as of June 30, 2014 and activity for the six months ended June 30, 2014 are summarized below (in thousands):

	Performance-based		Market-based
	RSUs	Stock Options	RSUs

Non-vested at December 31, 2013	452	16	—

Granted	393	—	34
Vested	(55)	—	—
Forfeited	(89)	—	—

Non-vested at June 30, 2014	701	16	34

We use the BSM option pricing model to value performance-based awards. We use a Monte Carlo option pricing model to value market-based awards.

Performance-based and market-based stock options were not granted during the six months ended June 30, 2014. The estimated grant date fair value per share of performance-based and market-based RSUs granted and the assumptions used to estimate grant date fair value for the six months ended June 30, 2014 are as follows:

	Performance-based	Market-based
Grant date fair value per share	$39.15 to $40.18	$32.10
Service period (years)	1.0 - 4.0
Derived service period (years)		1.53
Implied volatility		2.3%
Risk-free interest rate		35.0%

Our performance-based RSUs generally vest when specified performance criteria are met based on revenue, non-GAAP operating income, or other targets during the service period; otherwise, they are forfeited. The performance criteria for long-term incentive plans must be achieved during four consecutive quarters during the service period. Non-GAAP operating income is defined as operating income determined in accordance with GAAP, adjusted to remove the impact of certain expenses. The grant date fair value per share determined in accordance with the BSM valuation model is being amortized over the service period of the awards. The probability of achieving the awards was determined based on review of the actual results achieved thus far by each business unit compared with the operating plan during the pertinent service period as well as the overall strength of the business unit within EFI. Stock-based compensation expense was adjusted based on this probability assessment. As actual results are achieved during the service period, the probability assessment is updated and stock-based compensation expense adjusted accordingly.

Market-based awards vest when our average closing stock price exceeds defined multiples of the closing stock price on a specified date for 90 consecutive trading days. If these multiples were not achieved by another specified date, the awards are forfeited. The grant date fair value is being amortized over the average derived service period of the awards. The average derived service period and total fair value were determined using a Monte Carlo valuation model based on our assumptions, which include a risk-free interest rate and implied volatility.

13. Common Stock Repurchase Programs

On August 31, 2012, the board of directors approved the repurchase of $100 million of outstanding common stock. Under this publicly announced plan, we repurchased 0.7 million shares for an aggregate purchase price of $19.3 million during the year ended December 31, 2013.

On November 6, 2013, the board of directors cancelled $58 million remaining for repurchase under the 2012 authorization and approved a new authorization to repurchase of $200 million of outstanding common stock. This authorization expires in November 2016. Under this publicly announced plan, we repurchased 0.1 million shares for an aggregate purchase price of $2.5 million during the year ended December 31, 2013. We repurchased 0.2 and 1.1 million shares for an aggregate purchase price of $10.5 and $44.8 million during the three and six months ended June 30, 2014, respectively.

Our employees have the option to surrender shares of common stock to satisfy their tax withholding obligations that arise on the vesting of RSUs. In addition, certain employees can surrender shares to satisfy the exercise price of certain stock options and any tax withholding obligations incurred in connection with such exercises. Employees surrendered 0.1 and 0.4 million shares for an aggregate purchase price of $1.8 and $16.0 million for the three and six months ended June 30, 2014, respectively, and 0.1 and 0.3 million shares for an aggregate purchase price of $1.3 and $7.8 million for the three and six months ended June 30, 2013, respectively.

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

14. Subsequent Event

On July 21, 2014, we acquired privately-held DirectSmile GmbH (“DirectSmile”), headquartered in Berlin, Germany, for approximately $4.8 million of cash consideration, plus additional future cash earnout payments contingent on achieving certain performance targets. DirectSmile provides software solutions for cross media marketing automation and will be integrated into the Productivity Software operating segment. We are in the process of preparing the purchase price allocation for this acquisition. Pro forma results of operations have not been presented because the acquisition was not material to our results of operations.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This Quarterly Report on Form 10-Q (“Report”), including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and the future results of the Company that are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the management of the Company. Words such as “anticipate,” “believe,” “continue,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “potential,” “project,” “seek,” “should,” “target,” “will,” variations of such words, and similar expressions are intended to identify such forward-looking statements. Such statements reflect the current views of the Company and its management with respect to future events and are subject to certain risks, uncertainties, and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company’s actual results, performance, or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Report under the section entitled “Risk Factors” in Item 1A of Part II of this report and Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2013 and elsewhere and in other reports the Company files with the SEC. The following discussion should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and the condensed consolidated financial statements and notes thereto included elsewhere in this Report. The Company assumes no obligation to revise or update these forward-looking statements to reflect actual results, events, or changes in factors or assumptions affecting such forward-looking statements.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make judgments, assumptions, and estimates that affect the amounts reported. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably possible could materially impact the financial statements. Management believes there have been no significant changes during the six months ended June 30, 2014 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2013.

Recent Accounting Pronouncements

See Note 1 of our Notes to Condensed Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption.

Overview

Key financial results for the three and six months ended June 30, 2014 were as follows:

•

Our results of operations for the three and six months ended June 30, 2014 compared with the three and six months ended June 30, 2013 reflect revenue growth, consistent gross profit, and decreased operating expenses as a percentage of revenue, which resulted in improved profitability. Our revenue growth was driven by increased revenue in all three operating segments. We completed our acquisitions of Rhapso and SmartLinc in 2014. We completed our acquisitions of Lector Computersysteme GmbH (“Lector”), Metrix, GamSys, and PrintLeader in 2013. Their results are included in our results of operations subsequent to their respective acquisition dates.

•

Our consolidated revenue increased by 7% and 9%, or $12.7 and $30.0 million, during the three and six months ended June 30, 2014, respectively, compared with the three and six months ended June 30, 2013. Industrial Inkjet, Productivity Software, and Fiery revenue increased by $5.9, $2.3, and $4.5 million during the three months ended June 30, 2014, respectively, and by $13.5, $6.2, and $10.3 million, during the six months ended June 30, 2014, respectively, as compared with the same periods in the prior year. Revenue from businesses owned more than one year increased by 5% during the three months ended June 30, 2014, compared with the three months ended June 30, 2013. Recurring ink and maintenance revenue increased by 11% in the three months ended June 30, 2014 compared with the same quarter in the prior year.

•

Our gross profit percentage was comparable at 54% during the three and six months ended June 30, 2014 and 2013. For the three months ended June 30, 2014, an increase in the Productivity Software gross profit percentage was offset by a decrease in the Industrial Inkjet gross profit percentage. For the six months ended June 30, 2014, an increase in the Productivity Software and Fiery gross profit percentages was offset by a decrease in the Industrial Inkjet gross profit percentage.

•

Operating expenses increased by $5.1 and $12.9 million during the three and six months ended June 30, 2014, respectively, compared with the three and six months ended June 30, 2013, but decreased as a percentage of revenue by one percentage point due to the 7% and 9% increase in revenue during the three and six months ended June 30, 2014, respectively.

•

Interest and other expense, net, improved from a loss of $0.4 million during the three months ended June 30, 2013, to a loss of $0.2 million during the three months ended June 30, 2014. This decrease of $0.2 million is primarily due to imputed interest expense of $0.3 million related to our build-to-suit lease in 2014 compared with imputed interest expense of $0.6 million related to the deferred proceeds from sale of building and land in 2013, which is net of capitalized interest of $0.3 million related to our new corporate headquarters.

•

Interest and other expense, net, improved from a loss of $3.2 million during the six months ended June 30, 2013, to a loss of $0.3 million during the six months ended June 30, 2014. This decrease of $2.9 million is primarily due to imputed interest expense of $0.5 million related to our build-to-suit lease in 2014 compared with imputed interest expense of $1.5 million related to the deferred proceeds from sale of building and land in 2013, which is net of $0.3 million of capitalized interest related to our new corporate headquarters, and a decrease of $1.8 million in the foreign exchange loss to $0.4 million during the six months ended June 30, 2014, resulting from the revaluation of our foreign currency denominated net assets (mainly denominated in Euros, British pounds sterling, and Indian rupees), compared with a $2.2 million foreign exchange loss in the prior year.

•

We recognized tax provisions of $5.4 and $6.0 million on pre-tax operating income of $12.3 and $23.0 million during the three and six months ended June 30, 2014, respectively, compared to $2.0 and $0.3 million on pre-tax operating income of $11.4 and $18.0 million during the three and six months ended June 30, 2013, respectively. Pursuant to the American Taxpayer Relief Act of 2012, on January 2, 2013, we recognized a tax benefit of $3.2 million resulting from the renewal of the U.S. federal research and development tax credit retroactive to 2012. ASC 740-10-45-15 requires that the effects of a change in tax law or rates be recognized in the period that includes the enactment date. Accordingly, the portion of the retroactive credit that related to 2012 was entirely recognized on January 2, 2013. During the six months ended June 30, 2014, we recognized a $3.1 million tax benefit related to the increased valuation of intangible assets for Brazilian tax reporting resulting from the merger of our Brazilian subsidiaries.

Results of Operations

Our Condensed Consolidated Statements of Operations as a percentage of total revenue for the three and six months ended June 30, 2014 and 2013 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenue	100%	100%	100%	100%
Gross profit	54	54	54	55
Operating expenses:
Research and development	17	18	17	18
Sales and marketing	18	19	19	19
General and administrative	8	7	8	8
Restructuring and other	1	1	1	1
Amortization of identified intangibles	3	3	3	3

Total operating expenses	47	48	48	49

Income from operations	7	6	6	6
Interest and other expense, net	—	—	—	(2)

Income before income taxes	7	6	6	4
Provision for income taxes	(3)	(1)	(2)	—

Net income	4%	5%	4%	4%

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

On a sequential basis, revenue during the second quarter of 2014 increased by $4.3 million, or 2%, compared to first quarter 2014 results, due to increased Industrial Inkjet revenue of 7%, partially offset by decreased Productivity Software and Fiery revenue of 3% and 1%, respectively. The Industrial Inkjet revenue increase was due to increased sales of super-wide and wide format digital inkjet printers, UV and LED ink revenue, and ceramic tile decoration digital inkjet printers in the second quarter of 2014 compared to first quarter 2014 results.

Revenue by Operating Segment for the Three Months Ended June 30, 2014 and 2013

Our revenue by operating segment for the three months ended June 30, 2014 and 2013 was as follows (in thousands):

	Three months ended June 30,
	2014	Percent of total	2013	Percent of total	Change
					$	%
Industrial Inkjet	$93,899	49%	$88,003	49%	$5,896	7%
Productivity Software	30,760	16	28,509	16	2,251	8
Fiery	68,306	35	63,786	35	4,520	7

Total revenue	$192,965	100%	$180,298	100%	$12,667	7%

Overview

Our consolidated revenue increased by approximately 7%, or $12.7 million, from $180.3 million for the three months ended June 30, 2013 to $193.0 million for the three months ended June 30, 2014 consisting of increased Industrial Inkjet, Productivity Software, and Fiery revenue of $5.9, $2.3, and $4.5 million, respectively. Our revenue growth was primarily driven by the strength of our Industrial Inkjet operating segment in the digital printing markets in which it participates, the benefits of the acquisition strategy in our Productivity Software operating segment with respect to both product offerings and our distribution channel, and product launches by the leading printer manufacturers in the Fiery operating segment.

Industrial Inkjet Revenue

Industrial Inkjet revenue increased by 7% during the three months ended June 30, 2014, compared with the three months ended June 30, 2013. Industrial Inkjet revenue is benefiting from the ongoing analog to digital and solvent to UV migration. The Industrial Inkjet revenue increase was primarily due to significantly increased UV and LED ink revenue, strong demand for our HS100 digital UV inkjet press incorporating LED technology and representing an alternative to analog presses, which was launched during the second quarter of 2013, and increased label and packaging digital inkjet printer revenue.

Productivity Software Revenue

Productivity Software revenue increased by 8% during the three months ended June 30, 2014, compared with the three months ended June 30, 2013, primarily due to increased recurring maintenance revenue resulting from our business acquisition strategy; increased Monarch, Radius, Pace, and PrintStream license revenue, as well as license and subscription revenue from recently acquired businesses. Productivity Software revenue benefited from our acquisitions of Rhapso and SmartLinc, which closed in 2014, and Metrix and Lector, which closed during the fourth quarter of 2013. Our Productivity Software revenue is benefiting from the need for printing companies to improve productivity and efficiency through business process automation growth.

Fiery Revenue

Fiery revenue increased by 7% during the three months ended June 30, 2014, compared with the three months ended June 30, 2013. Although end customer and reseller preference for Fiery products drives demand, most Fiery revenue relies on printer manufacturers to design, develop, and integrate Fiery technology into their print engines. Fiery revenue continues to benefit from new product launches by these printer manufacturers resulting in increased stand-alone and embedded DFE revenue, favorable mix of DFE and software revenue, and low reseller inventory.

Revenue by Operating Segment for the Six Months Ended June 30, 2014 and 2013

Our revenue by operating segment for the six months ended June 30, 2014 and 2013 was as follows (in thousands):

	Six months ended June 30,
		Percent		Percent	Change
	2014	of total	2013	of total	$	%
Industrial Inkjet	$181,843	48%	$168,306	48%	$13,537	8%
Productivity Software	62,453	16	56,238	16	6,215	11
Fiery	137,357	36	127,113	36	10,244	8

Total revenue	$381,653	100%	$351,657	100%	$29,996	9%

Overview

Our consolidated revenue increased by approximately 9%, or $30.0 million, from $351.7 million for the six months ended June 30, 2013 to $381.7 million for the six months ended June 30, 2014 consisting of increased Industrial Inkjet, Productivity Software, and Fiery revenue of $13.5, $6.2, and $10.3 million, respectively.

Industrial Inkjet Revenue

Industrial Inkjet revenue increased by 8% during the six months ended June 30, 2014, compared with the six months ended June 30, 2013. We continue to experience growth resulting from the ongoing analog to digital and solvent to UV migration. The Industrial Inkjet revenue increase was led by significantly increased UV and LED ink revenue, strong demand for our UV digital inkjet printers incorporating “cool cure” LED technology, and our digital UV inkjet press incorporating LED technology, which was launched during the second quarter of 2013. UV ink revenue increased as a result of the high utilization that our UV printers are experiencing in the field, partially offset by decreased solvent printer installed base demand measured by solvent ink usage.

Productivity Software Revenue

Productivity Software revenue increased by 11% during the six months ended June 30, 2014, compared with the six months ended June 30, 2013, primarily due to increased Monarch and Radius revenue and revenue from recently acquired businesses. Productivity Software revenue benefited from our acquisitions of Rhapso and SmartLinc, which closed in 2014, and Metrix and Lector, which closed during the fourth quarter of 2013.

Fiery Revenue

Fiery revenue increased by 8% during the six months ended June 30, 2014, compared with the six months ended June 30, 2013. Although end customer and reseller channel preference for Fiery products drives demand, most Fiery revenue relies on printer manufacturers to design, develop, and integrate Fiery technology into their print engines. The Fiery revenue increase is primarily due to new product launches by these printer manufacturers resulting in increased controller and embedded server revenue, as well as the launch of the Fiery FS150 Pro DFE.

Revenue by Geographic Area for the Three Months Ended June 30, 2014 and 2013

Our revenue by geographic area for the three months ended June 30, 2014 and 2013 was as follows (in thousands):

	Three months ended June 30,
		Percent		Percent	Change
	2014	of total	2013	of total	$	%
Americas	$101,567	52%	$100,516	56%	$1,051	1%
EMEA	66,899	35	49,984	28	16,915	34
APAC	24,499	13	29,798	16	(5,299)	(18)
Japan	5,770	3	5,815	3	(45)	(1)
APAC, ex Japan	18,729	10	23,983	13	(5,254)	(22)

Total revenue	$192,965	100%	$180,298	100%	$12,667	7%

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

Americas revenue increased by 1% for the three months ended June 30, 2014, compared with the three months ended June 30, 2013, which is comparable to the prior year.

EMEA revenue increased by 34% for the three months ended June 30, 2014, compared with the three months ended June 30, 2013, resulting from a strong recovery in the EMEA market in all three of our operating segments. The Industrial Inkjet operating segment experienced increased revenue from super-wide format digital inkjet printers, ceramic tile decoration digital inkjet printers, label and packaging digital inkjet printers, and digital UV and LED ink. We drove significant sales into the EMEA region through our 2014 acquisitions of SmartLinc and Rhapso. Fiery revenue in the EMEA region also benefited from product launches by the leading printer manufacturers, which have continued in recent quarters, as well as the launch of our FS150 Pro DFE.

Japan revenue decreased by 1% for the three months ended June 30, 2014, which is comparable with the three months ended June 30, 2013. Fiery sales to end customers have increased in Japan as compared with prior periods as reflected by decreasing reseller inventory.

APAC revenue, excluding Japan, decreased by 22% for the three months ended June 30, 2014, compared with the three months ended June 30, 2013, primarily due to decreased ceramic tile decoration digital inkjet printer revenue in China. Customer orders in China were delayed in anticipation of a significant July trade show and concern about a slowdown in the Chinese construction industry.

Revenue by Geographic Area for the Six Months Ended June 30, 2014 and 2013

Our revenue by geographic area for the six months ended June 30, 2014 and 2013 was as follows (in thousands):

	Six months ended June 30,
		Percent		Percent	Change
	2014	of total	2013	of total	$	%
Americas	$202,548	53%	$194,413	55%	$8,135	4%
EMEA	127,440	33	100,030	29	27,410	27
APAC	51,665	14	57,214	16	(5,549)	(10)
Japan	11,587	3	13,034	4	(1,447)	(11)
APAC, ex Japan	40,078	11	44,180	12	(4,102)	(9)

Total revenue	$381,653	100%	$351,657	100%	$29,996	9%

Americas revenue increased by 4% for the six months ended June 30, 2014 compared with the six months ended June 30, 2013, resulting from increased revenue in all three of our operating segments.

EMEA revenue increased by 27% for the six months ended June 30, 2014 compared with the six months ended June 30, 2013, resulting from a strong recovery in the EMEA market in all three of our operating segments.

Japan revenue decreased by 11% for the six months ended June 30, 2014, compared with the six months ended June 30, 2013. Fiery revenue in Japan decreased during the three months ended March 31, 2014, as explained above, but stabilized during the three months ended June 30, 2014. Fiery sales to end customers in Japan have begun to increase as evidenced by decreasing reseller inventory.

APAC revenue, excluding Japan, decreased by 9% for the six months ended June 30, 2014, compared with the six months ended June 30, 2013, primarily due to decreased ceramic tile decoration digital inkjet printer revenue, partially offset by increased super-wide format digital inkjet printer revenue. Orders for ceramic tile decoration digital inkjet printers by customers in China were delayed in anticipation of a significant July trade show and concern about a slowdown in the Chinese construction industry.

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

Although end customer and reseller channel preference for Fiery products drives demand, most Fiery revenue relies on printer manufacturers to design, develop, and integrate Fiery technology into their print engines. A significant portion of our revenue is, and has been, generated by sales of our Fiery DFE products to a relatively small number of leading printer manufacturers. For the three and six months ended June 30, 2014, Xerox provided 11% and 10% of consolidated revenue, respectively, in the aggregate. For the three and six months ended June 30, 2013, Xerox provided 13% and 12% of consolidated revenue, respectively, in the aggregate.

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

Gross Profit

Gross profit by operating segment, excluding stock-based compensation, for the three and six months ended June 30, 2014 and 2013, was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Industrial Inkjet
Revenue	$93,899	$88,003	$181,843	$168,306
Gross profit	36,113	35,165	68,950	67,146
Gross profit percentages	38.5%	40.0%	37.9%	39.9%
Productivity Software
Revenue	$30,760	$28,509	$62,453	$56,238
Gross profit	22,189	20,231	45,031	40,156
Gross profit percentages	72.1%	71.0%	72.1%	71.4%
Fiery
Revenue	$68,306	$63,786	$137,357	$127,113
Gross profit	46,053	42,969	93,881	85,392
Gross profit percentages	67.4%	67.4%	68.3%	67.2%

A reconciliation of our segment gross profit to our condensed consolidated statements of operations for the three and six months ended June 30, 2014 and 2013 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Segment gross profit	$104,355	$98,365	$207,862	$192,694
Stock-based compensation expense	(582)	(382)	(1,114)	(851)

Gross profit	$103,773	$97,983	$206,748	$191,843

Our gross profit percentage was comparable at 54% during the three and six months ended June 30, 2014 and 2013. The decline of 1.5 and 2.0 percentage points in the Industrial Inkjet gross margin percentage during the three and six months ended June 30, 2014 and 2013, respectively, was driven by increased sales of lower margin printers relative to the sales of higher margin printers in the same periods in the prior year. This margin fluctuation was offset by increased Productivity Software gross margin percentages during the three and six months ended June 30, 2014, and an increased Fiery gross margin percentage during the six months ended June 30, 2014, as compared with the same periods in the prior year, which were driven by volume and sales mix.

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

Operating Expenses

Operating expenses for the three and six months ended June 30, 2014 and 2013 were as follows (in thousands):

	Three months ended June 30,				Six months ended June 30,
			Change				Change
	2014	2013	$	%	2014	2013	$	%
Research and development	$33,650	$32,092	$1,558	5%	$66,723	$63,159	$3,564	6%
Sales and marketing	35,485	34,512	973	3	71,789	67,248	4,541	7
General and administrative	15,509	13,343	2,166	16	32,356	27,041	5,315	20
Restructuring and other	1,547	1,269	278	22	2,641	3,247	(606)	(19)
Amortization of identified intangibles	5,112	4,946	166	3	9,982	9,873	109	1

Total operating expenses	$91,303	$86,162	$5,141	6%	$183,491	$170,568	$12,923	8%

Operating expenses increased by $5.1 and $12.9 million, or 6% and 8% during the three and six months ended June 30, 2014, respectively, but decreased as a percentage of revenue by one percentage point due to the 7% and 9% increase in revenue during the three and six months ended June 30, 2014, respectively. Increased operating expenses primarily resulted from head count increases related to our business acquisitions, commission payments resulting from increased revenue, non-recurring engineering expenses related to our product launches, legal fees and litigation expenses, and stock-based compensation.

Research and Development

Research and development expenses include personnel, consulting, travel, research and development facilities, and prototype materials expenses.

Research and development expenses for the three months ended June 30, 2014 were $33.7 million, or 17% of revenue, compared to $32.1 million, or 18% of revenue, for the three months ended June 30, 2013, an increase of $1.6 million, or 5%. Personnel-related expenses increased by $0.3 million primarily due to head count increases related to our business acquisitions. Prototypes and non-recurring engineering, consulting, contractor, freight, and related travel expenses increased by $0.6 million primarily due to accelerated product development efforts in advance of new product launches. Stock-based compensation expense increased by $0.3 million primarily due to our increased stock price and RSUs granted during the quarter. Facility and information technology expenses related to our research and development effort increased by $0.4 million.

Research and development expenses for the six months ended June 30, 2014 were $66.7 million, or 17% of revenue, compared to $63.2 million, or 18% of revenue, for the six months ended June 30, 2013, an increase of $3.5 million, or 6%. Personnel-related expenses increased by $2.2 million primarily due to head count increases related to our business acquisitions. Prototypes and non-recurring engineering, consulting, contractor, and related travel expenses increased by $1.0 million primarily due to accelerated product development efforts in advance of new product launches. Stock-based compensation expense increased by $0.6 million primarily due to our increased stock price, RSUs granted during the period, and higher estimated achievement against performance-based vesting criteria. Facility and information technology expenses related to our research and development effort decreased by $0.3 million.

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

Sales and marketing expenses for the three months ended June 30, 2014 were $35.5 million, or 18% of revenue, compared to $34.5 million, or 19% of revenue, for the three months ended June 30, 2013, an increase of $1.0 million, or 3%. Personnel-related expenses increased by $0.2 million primarily due to head count increases related to our business acquisitions. Stock-based compensation expense increased by $0.2 million primarily due to our increased stock price and RSUs granted during the quarter. Facility and information technology expenses related to our sales and marketing activities increased by $0.6 million.

Sales and marketing expenses for the six months ended June 30, 2014 were $71.8 million, or 19% of revenue, compared to $67.2 million, or 19% of revenue, for the six months ended June 30, 2013, an increase of $4.6 million, or 7%. Personnel-related expenses increased by $2.6 million primarily due to head count increases related to our business acquisitions and increased commission payments resulting from increased revenue. Trade show and marketing program spending, including consulting, contractor, travel, and freight, has decreased by $0.4 million. Stock-based compensation expense increased by $0.7 million primarily due to our increased stock price, RSUs granted during the period, and higher estimated achievement against performance-based vesting criteria. Facility and information technology expenses related to our sales and marketing activities increased by $0.9 million.

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

General and administrative expenses for the three months ended June 30, 2014 were $15.5 million, or 8% of revenue, compared to $13.3 million, or 7% of revenue, for the three months ended June 30, 2013, an increase of $2.2 million, or 16%. Stock-based compensation expense increased by $1.2 million primarily due to our increased stock price and RSUs granted during the quarter. Imputed sublease income of $1.0 million, partially offset by imputed depreciation of $0.4 million, was accrued as of June 30, 2013 related to the deferred proceeds from sale of building and land. Facility expenses related to our corporate headquarters increased by $0.9 million.

The estimated probability or actual achievement of several earnout performance targets was reduced during the three months ended June 30, 2014, resulting in a reduction of the associated liability and a credit to general and administrative expense of $1.0 million. A similar change in the estimated probability or actual achievement of several earnout performance targets during the three months ended June 30, 2013 resulted in a reduction of the associated liability and a credit to general and administrative expense of $0.5 million in the prior year.

General and administrative expenses for the six months ended June 30, 2014 were $32.4 million, or 8% of revenue, compared to $27.0 million, or 8% revenue, for the six months ended June 30, 2013, an increase of $5.4 million, or 20%. Stock-based compensation expense increased by $2.0 million primarily due to our increased stock price, RSUs granted during the period, and higher estimated achievement against performance-based vesting criteria. Imputed sublease income of $1.7 million, partially offset by imputed depreciation of $0.8 million, has been accrued during the six months ended June 30, 2013 related to the deferred proceeds from sale of building and land. Legal and travel expenses increased by $0.7 million due to increased litigation activity and settlements in the current year. Facility expenses related to our corporate headquarters increased by $2.6 million.

The estimated probability or actual achievement of several earnout performance targets was reduced during the six months ended June 30, 2014, resulting in a reduction of the associated liability and a credit to general and administrative expense of $1.6 million. A similar change in the estimated probability or actual achievement of several earnout performance targets during the three months ended June 30, 2013 resulted in a reduction of the associated liability and a credit to general and administrative expense of $0.8 million in the prior year.

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

Stock-based compensation expenses were $7.7 and $5.8 million for the three months ended June 30, 2014 and 2013, respectively, an increase of $1.9 million, primarily due to our increased stock price and RSUs granted during the quarter. Stock-based compensation expenses were $16.1 and $12.4 million for the six months ended June 30, 2014 and 2013, respectively, an increase of $3.7 million, primarily due to our increased stock price, RSUs granted during the period, and higher estimated achievement of performance-based vesting criteria.

Restructuring and Other

During the three and six months ended June 30, 2014 and 2013, cost reduction actions were taken to lower our quarterly operating expense run rate as we analyzed our cost structure. Our restructuring plans have been implemented to better align our costs with revenue levels and to re-align our cost structure following our business acquisitions. These charges primarily relate to cost reduction actions undertaken to integrate recently acquired businesses, consolidate facilities, and lower our quarterly operating expense run rates. Restructuring and other consists primarily of restructuring, severance, retention, facility downsizing and relocation, and integration expenses. Our restructuring and other plans are accounted for in accordance with ASC 420, ASC 712, and ASC 820.

We recorded restructuring and other charges of $1.5 and $2.6 million for the three and six months ended June 30, 2014, respectively, and $1.3 and $3.2 million for the three and six months ended June 30, 2013, respectively, primarily consisting of restructuring, severance, retention, and charges to downsize or relocate our facilities. Restructuring and severance charges of $1.1 and $1.8 million related to reductions of 35 and 70 head count for the three and six months ended June 30, 2014, respectively, and $0.4 and $1.4 million related to reductions of 28 and 62 head count for the three and six months ended June 30, 2013, respectively. Severance costs include severance payments, related employee benefits, and outplacement or relocation costs. Retention expenses of $0.2 and $0.5 million for the three and six months ended June 30, 2013, respectively, primarily related to acquisition-related executive deferred compensation cost coinciding with the continuing employment of a former shareholder of an acquired company.

Integration expenses were $0.3 and $0.7 million for the three and six months ended June 30, 2014, respectively, and $0.5 and $1.1 million for the three and six months ended June 30, 2013, respectively. Facilities relocation expenses of $0.1 and $0.2 million for the three and six months ended June 30, 2014, respectively, and $0.2 and $0.3 million for the three and six months ended June 30, 2013, respectively, resulted from the relocation of certain manufacturing and administrative locations and the relocation of our corporate headquarters in 2013.

Amortization of Identified Intangibles

Amortization of identified intangibles for the three months ended June 30, 2014 was $5.1 million, or 3% of revenue, compared to $4.9 million, or 3% of revenue, for the three months ended June 30, 2013, an increase of $0.2 million, or 3%. Amortization of identified intangibles for the six months ended June 30, 2014 was $10.0 million, or 3% of revenue, compared to $9.9 million, or 3% of revenue, for the six months ended June 30, 2013, an increase of $0.1 million, or 1%. The intangible amortization increase is primarily due to the amortization of intangible assets identified through the Rhapso, SmartLinc, Lector, and Metrix acquisitions, partially offset by Pace, Entrac, Streamline, and Raster intangible assets becoming fully amortized during the period.

Interest and Other Expense, Net

Interest and other expense, net, includes net interest expense, gains and losses from sales of our cash equivalents and short-term investments, and net foreign currency transaction gains and losses.

Interest and other expense, net, improved from a loss of $0.4 million during the three months ended June 30, 2013 to a loss of $0.2 million during the three months ended June 30, 2014. This decrease of $0.2 million is primarily due to imputed interest expense of $0.3 million related to our build-to-suit lease in 2014 compared with imputed interest expense of $0.6 million related to the deferred proceeds from sale of building and land in 2013, net of $0.3 million of capitalized interest related to our new corporate headquarters.

Interest and other expense, net, improved from a loss of $3.2 million during the six months ended June 30, 2013, to a loss of $0.3 million during the six months ended June 30, 2014. This decrease of $2.9 million is primarily due to imputed interest expense of $0.5 million related to our build-to-suit lease in 2014 compared with imputed interest expense of $1.5 million during the six months ended June 30, 2013, related to the deferred proceeds from sale of building and land, net of $0.3 million of capitalized interest related to our new corporate headquarters, and a decrease of $1.8 million in the foreign exchange loss to $0.4 million during the six months ended June 30, 2014, resulting from the revaluation of our foreign currency denominated net assets (mainly denominated in Euros, British pounds sterling, and Indian rupees), compared with a $2.2 million foreign exchange loss in the prior year.

Income Before Income Taxes

For the three months ended June 30, 2014, pretax net income of $12.3 million consisted of U.S. and foreign pretax net income of $5.8 and $6.5 million, respectively. The pretax net income attributable to U.S. operations included amortization of identified intangibles of $1.8 million, stock-based compensation of $7.7 million, restructuring and other of $0.5 million, acquisition-related costs of $0.1 million, and litigation settlements of $0.1 million. The pretax net income attributable to foreign operations included amortization of identified intangibles of $3.3 million, restructuring and other of $1.0 million, and earnout interest accretion of $0.2 million, partially offset by change in fair value of contingent consideration of $1.3 million. Excluding these items, U.S. and foreign pretax net income would be $16.0 and $9.8 million, respectively.

For the six months ended June 30, 2014, pretax net income of $23.0 million consisted of U.S. and foreign pretax net income of $5.8 and $17.1 million, respectively. The pretax net income attributable to U.S. operations included amortization of identified intangibles of $3.5 million, stock-based compensation of $16.1 million, restructuring and other of $1.2 million, acquisition-related costs of $0.6 million, and litigation settlements of $0.2 million. The pretax net income attributable to foreign operations included amortization of identified intangibles of $6.5 million, restructuring and other of $1.4 million, and earnout interest accretion of $0.4 million, partially offset by change in fair value of contingent consideration of $2.0 million. Excluding these items, U.S. and foreign pretax net income would be $27.6 and $23.4 million, respectively.

For the three months ended June 30, 2013, pretax net income of $11.4 million consisted of U.S. and foreign pretax net income of $1.9 and $9.5 million, respectively. The pretax net income attributable to U.S. operations included amortization of identified intangibles of $2.2 million, stock-based compensation of $5.8 million, restructuring and other of $0.5 million, acquisition-related costs of $0.7 million, and imputed net expenses related to the deferred property transaction of $0.1 million, partially offset by change in fair value of contingent consideration of $1.0 million. The pretax net income attributable to foreign operations included amortization of identified intangibles of $2.8 million, restructuring and other of $0.7 million, earnout interest accretion of $0.3 million, and change in fair value of contingent consideration of $0.1 million. Excluding these items, U.S. and foreign pretax net income would be $10.2 and $13.4 million, respectively.

For the six months ended June 30, 2013, pretax net income of $18.0 million consisted of U.S. and foreign pretax net income of $0.1 and $17.9 million, respectively. The pretax net income attributable to U.S. operations included amortization of identified intangibles of $4.5 million, stock-based compensation of $12.4 million, restructuring and other of $1.7 million, acquisition-related costs of $0.7 million, and imputed net expenses related to the deferred property transaction of $0.7 million, partially offset by change in fair value of contingent consideration of $1.7 million. The pretax net income attributable to foreign operations included amortization of identified intangibles of $5.4 million, restructuring and other of $1.4 million, and earnout interest accretion of $0.8 million. Excluding these items, U.S. and foreign pretax net income would be $18.4 and $25.5 million, respectively.

Provision for Income Taxes

We recognized tax provisions of $5.4 and $2.0 million on pretax net income of $12.3 and $11.4 million during the three months ended June 30, 2014 and 2013, respectively. We recognized tax provisions of $6.0 and $0.3 million on pretax net income of $23.0 and $18.0 million during the six months ended June 30, 2014 and 2013, respectively. The provisions for income taxes before discrete items as reflected in the table below were $5.4 and $2.4 million during the three months ended June 30, 2014 and 2013, respectively, and $9.0 and $4.3 million during the six months ended June 30, 2014 and 2013, respectively. The increase in the provision for income taxes before discrete items for the three and six months ended June 30, 2014, compared with the same periods in the prior year, is due primarily to an increase in profitability before income taxes, a decrease in tax benefit from lower foreign tax jurisdictions, and benefits related to the U.S. federal research and development credit recognized only in 2013.

Primary differences between our recorded tax provision rate and the U.S. statutory rate of 35% include lower taxes on permanently reinvested foreign earnings, the tax effects of stock-based compensation expense pursuant to ASC 718-740, which are non-deductible for tax purposes, and tax benefits related to credits for research and development costs in 2013. Pursuant to the American Taxpayer Relief Act of 2012, on January 2, 2013, we recognized a tax benefit of $3.2 million during the six months ended June 30, 2013, resulting from the retroactive renewal of the U.S. federal research and development tax credit. ASC 740-10-45-15 requires that the effects of a change in tax law or rates be recognized in the period that includes the enactment date. During the six months ended June 30, 2014, we recognized a $3.1 million tax benefit related to the increased valuation of intangible assets for Brazilian tax reporting resulting from the merger of our Brazilian subsidiaries.

Our tax provision before discrete items is reconciled to our recorded provision for income taxes for the three and six months ended June 30, 2014 and 2013 as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Provision for income taxes before discrete items	$5.4	$2.4	$9.0	$4.3
Interest related to unrecognized tax benefits	0.1	0.1	0.2	0.2
Provision related to reassessment of taxes resulting from the filing of prior year foreign tax returns	—	—	—	0.3
Benefit related to restructuring and other expenses	—	(0.1)	—	(0.7)
Benefit related to the 2012 U.S. federal research and development tax credit	—	—	—	(3.2)
Benefit related to merger of Brazilian entities	—	—	(3.1)	—
Non-deductible stock compensation charge	—	—	0.3	—
Tax deductions related to ESPP dispositions	—	(0.1)	(0.3)	(0.3)
Benefit related to reversals of uncertain tax positions due to statute of limitation expirations	(0.1)	(0.3)	(0.1)	(0.3)

Provision for income taxes	$5.4	$2.0	$6.0	$0.3

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

As of June 30, 2014 and December 31, 2013, the gross unrecognized tax benefits were $38.7 and $33.0 million, respectively, which would affect the effective tax rate, if recognized. Over the next twelve months, our existing tax positions will continue to generate an increase in liabilities for unrecognized tax benefits. It is reasonably possible that our gross unrecognized tax benefits will decrease up to $3.5 million in the next twelve months. These adjustments, if recognized, would positively impact our effective tax rate, and would be recognized as additional tax benefits in our Condensed Consolidated Statement of Operations. The reduction in unrecognized tax benefits relates primarily to a lapse of the statute of limitations for federal and state tax purposes.

In accordance with ASU 2013-11, which became effective in the first quarter of 2014, we reclassified $23.7 million of unrecognized tax benefits as an offset to deferred tax assets as of June 30, 2014, and the remaining $15.0 million has been recorded as non-current income taxes payable.

We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of June 30, 2014 and December 31, 2013, we have accrued $1.1 and $1.0 million, respectively, for potential payments of interest and penalties.

We assess the likelihood that our deferred tax assets will be recovered from future taxable income by considering both positive and negative evidence relating to their recoverability. If we believe that recovery of these deferred tax assets is not more likely than not, we establish a valuation allowance. Significant judgment is required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, we considered all available evidence, including recent operating results, projections of future taxable income, our ability to utilize loss and credit carryforwards, and the feasibility of tax planning strategies. Other than valuation allowances on deferred tax assets related to foreign tax credits resulting from the 2003 acquisition of Best GmbH, compensation deductions potentially limited by Internal Revenue Code (“IRC”) Section 162(m), and California deferred tax assets that will not be realized based on the size of the net operating loss and research and development credits being generated, we have determined that is more likely than not that we will realize the benefit related to all other deferred tax assets. To the extent we increase a valuation allowance, we will include an expense within the tax benefit in the condensed consolidated statement of operations in the period in which such determination is made.

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

Use and Economic Substance of Non-GAAP Financial Measures

We compute non-GAAP net income and non-GAAP earnings per diluted share by adjusting GAAP net income and GAAP earnings per diluted share to remove the impact of the amortization of acquisition-related intangibles, stock-based compensation expense, restructuring and other expenses, acquisition-related transaction expenses, costs to integrate such acquisitions into our business, changes in the fair value of contingent consideration, litigation settlement charges, imputed interest expense and depreciation, net of accrued sublease income and capitalized interest, related to the sale of our corporate headquarters facility and related land, and the tax effects of those adjustments. Effective in the first quarter of 2014, we use a constant non-GAAP tax rate of 19%, which we believe reflects the long-term average tax rate based on our international structure and geographic distribution of revenue and profit.

These excluded items are described below:

•	Intangible assets acquired to date are being amortized on a straight-line basis.

•	Stock-based compensation expense recognized in accordance with ASC 718.

•	Restructuring and other consists of:

•	Restructuring charges incurred as we consolidate the number and size of our facilities and, as a result, reduce the size of our workforce.

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

•

Imputed net expenses related to sale of building and land. On November 1, 2012, we sold the 294,000 square foot building located at 303 Velocity Way in Foster City, California, which at that time served as our corporate headquarters, along with approximately four acres of land and certain other assets related to the property, for $179.7 million. We used the facility until October 31, 2013, for which period rent was not required to be paid. This constituted a form of continuing involvement that prevented gain recognition until we vacated the facility during the fourth quarter of 2013. Until we vacated the building, the proceeds from the sale were recognized as deferred proceeds from property transaction on our Condensed Consolidated Balance Sheet. Imputed interest expense and depreciation, net of accrued sublease income and capitalized interest, of $0.6 million was accrued during the six months ended June 30, 2013, related to the deferred property transaction.

•	Tax effect of non-GAAP adjustments

•

Effective in the first quarter and continuing for the balance of 2014, we will be using a constant non-GAAP tax rate of 19%, which we believe reflects the long-term average tax rate based on our international structure and geographic distribution of revenue and profit. The long-term average tax rate is calculated in accordance with the principles of ASC 740, after excluding the tax effect of the non-GAAP items described above, to estimate the non-GAAP income tax provision in each jurisdiction in which we operate.

•	The long-term average tax rate assumes that the U.S. federal research and development tax credit will be retroactively re-enacted as of January 1, 2014.

•	In addition to excluding the tax effect of the non-GAAP items described above, we have excluded the following from our non-GAAP net income for the three and six months ended June 30, 2013:

•	Tax charge of $0.3 million resulting from the filing of tax returns by foreign subsidiaries for periods prior to their acquisition by EFI.

•

Tax benefit of $3.2 and $0.2 million from the retroactive renewal of both the 2012 U.S. federal research and development tax credit and certain international tax provisions, respectively, on January 2, 2013. The tax benefit for these items had been previously recognized in our non-GAAP net income for the year ended December 31, 2012.

•

Interest expense accrued on prior year tax reserves of $0.1 and $0.2 million for the three and six months ended June 30, 2013, respectively, as well as other tax benefits of $0.3 million for the three and six months ended June 30, 2013.

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

Reconciliation of GAAP Net Income to Non-GAAP Net Income

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2014	2013	2014	2013
Net income	$6.9	$9.4	$17.0	$17.8

Amortization of identified intangibles	5.1	4.9	9.98	9.9
Restructuring and other	1.5	1.3	2.6	3.2
Stock-based compensation expense	7.7	5.8	16.1	12.4
General and administrative:
Acquisition-related transaction costs	0.2	0.7	0.7	0.7
Change in fair value of contingent consideration	(1.0)	(0.5)	(1.6)	(0.8)
Litigation reserves	0.1	—	0.2	—
Sublease income related to our deferred property sale	—	(1.0)	—	(1.7)
Depreciation expense related to our deferred property sale	—	0.4	—	0.8
Interest and other expense, net
Interest expense related to deferred property sale	—	0.6	—	1.5
Tax effect on non-GAAP net income	0.5	(3.3)	(3.7)	(9.8)

Non-GAAP net income	$21.0	$18.3	$41.3	$34.0

Non-GAAP net income per diluted share	$0.44	$0.38	$0.86	$0.71

Shares for purposes of computing diluted non-GAAP net income per share	48.0	48.3	48.2	48.1

Liquidity and Capital Resources

Overview

Cash, cash equivalents, and short-term investments decreased by $30.1 million to $324.9 million as of June 30, 2014 from $355.0 million as of December 31, 2013. The decrease was primarily due to cash flows provided by operating activities of $33.4 million, proceeds from ESPP purchases of $4.1 million, proceeds from common stock option exercises of $7.3 million, offset by cash consideration paid for business acquisitions of $6.6 million, net of cash acquired, acquisition-related contingent consideration payments of $2.1 million, repayment of acquired business debt of $0.5 million, net settlement of shares for employee common stock related tax liabilities and the stock option exercise price of certain stock options of $16.0 million, treasury stock purchases of $44.8 million, and cash payments for property and equipment of $10.6 million, including final payments related to the build-out of our new corporate headquarters facility in Fremont, California.

(in thousands)	June 30, 2014	December 31, 2013	Change
Cash and cash equivalents	$163,947	$177,084	$(13,137)
Short term investments	160,971	177,957	(16,986)

Total cash, cash equivalents, and short-term investments	$324,918	$355,041	$(30,123)

	Six months ended June 30,
(in thousands)	2014	2013	Change
Net cash provided by operating activities	$33,381	$41,677	$(8,296)
Net cash used for investing activities	(1,286)	(15,125)	13,839
Net cash used for financing activities	(45,278)	(18,913)	(26,365)
Effect of foreign exchange rate changes on cash and cash equivalents	46	(1,625)	1,671

Increase (decrease) in cash and cash equivalents	$(13,137)	$6,014	$(19,151)

Based on past performance and current expectations, we believe that our cash, cash equivalents, short-term investments, and cash generated from operating activities will satisfy our working capital, capital expenditure, investment, stock repurchase, commitments (see Note 8 of the Notes to Condensed Consolidated Financial Statements), and other liquidity requirements associated with our existing operations through at least the next twelve months. We believe that the most strategic uses of our cash resources include acquisitions, strategic investments to gain access to new technologies, repurchases of shares of our common stock, and working capital. At June 30, 2014, cash, cash equivalents, and short-term investments were $324.9 million. We believe that our liquidity position and capital resources are sufficient to meet our operating and working capital needs.

Cash, cash equivalents, and short-term investments held outside of the U.S. in various foreign subsidiaries were $119.6 and $62.9 million as of June 30, 2014 and December 31, 2013, respectively. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. federal and state income taxes on some or all of these funds. However, our intent is to indefinitely reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

Operating Activities

During the six months ended June 30, 2014, our cash provided by operating activities were approximately $33.4 million.

Net cash provided by operating activities consists primarily of net income of $17.0 million and non-cash charges and credits of $26.7 million, partially offset by the net change in operating asset and liabilities of $10.3 million. Non-cash charges and credits of $26.7 million consist primarily of $14.8 million in depreciation and amortization, $16.1 million of stock-based compensation expense, and provision for inventory obsolescence of $2.8 million, partially offset by $6.0 million of deferred tax credits and $1.0 million of other non-cash charges and credits. The net change in operating assets and liabilities of $10.3 million consists primarily of increased accounts receivable of $12.4 million and increased gross inventories of $5.1 million, partially offset by decreased other current assets of $4.1 million and increased accounts payable and accrued liabilities of $3.0 million.

Accounts Receivable

Our primary source of operating cash flow is the collection of accounts receivable from our customers. One measure of the effectiveness of our collection efforts is average days sales outstanding for accounts receivable (“DSO”). DSOs were 70 and 61 days at June 30, 2014 and December 31, 2013, respectively. We calculate DSO by dividing net accounts receivable at the end of the quarter by revenue recognized during the quarter, multiplied by the total days in the quarter.

DSO increased during the six months ended June 30, 2014 primarily due to international sales with extended payment terms and a non-linear sales cycle resulting in significant billings at the end of the quarter. We expect DSOs to vary from period to period because of changes in the mix of business between direct customers and end user demand driven through the leading printer manufacturers, the effectiveness of our collection efforts both domestically and overseas, and variations in the linearity of our sales. As the percentage of Industrial Inkjet and Productivity Software related revenue increases, we expect DSOs may trend higher. Our DSOs related to the Industrial Inkjet and Productivity Software operating segments are traditionally higher than those related to the significant printer manufacturer customers / distributors in our Fiery operating segment as, historically, they have paid on a more timely basis.

We have facilities in Spain that enable us to sell to third parties, on an ongoing basis, certain trade receivables without recourse. The trade receivables sold without recourse are generally short-term receivables with payment due dates of less than one year, which are secured by international letters of credit. We also have facilities in the U.S. that enable us to sell to third parties, on an ongoing basis, certain trade receivables with recourse. The trade receivables sold with recourse are generally short-term receivables with payment due dates of less than 45 days from date of sale, which are subject to a servicing obligation.

Trade receivables sold on a non-recourse basis under these facilities during the three and six months ended June 30, 2014, were $1.7 and $4.5 million, respectively. Trade receivables sold on a recourse basis under these facilities during the three and six months ended June 30, 2014, were $3.4 and $6.8 million, respectively. Amounts received under these sales arrangements approximate the cash received during these periods. We report collections from the sale of trade receivables to third parties as operating cash flows in the Condensed Consolidated Statements of Cash Flows, because such receivables are the result of an operating activity and the associated interest rate risk is de minimis.

Inventories

Our inventories are procured primarily in support of the Industrial Inkjet and Fiery operating segments. The majority of our Industrial Inkjet products are manufactured internally, while Fiery production is primarily outsourced. The result is lower inventory turnover for Industrial Inkjet inventories compared with Fiery inventories.

Our net inventories increased by $2.2 million from $68.3 million at December 31, 2013 to $70.5 million at June 30, 2014 as additional inventories are required to support increased revenue and new product launches. Inventory turnover was 5.0 turns during the quarter ended June 30, 2014 compared with 5.3 turns during the quarter ended December 31, 2013. We calculate inventory turnover by dividing annualized current quarter cost of revenue by ending inventories.

Investing Activities

Acquisitions

During the six months ended June 30, 2014, SmartLinc and Rhapso were acquired for aggregate cash consideration of $6.2 million, net of cash acquired, plus additional future cash earnouts contingent on achieving certain performance targets; $0.2 million was paid related to the GamSys acquisition, which was dependent on accounts receivable collections; and purchase price adjustments of $0.2 million were paid with respect to the acquisition of Metrix and Lector.

During the six months ended June 30, 2013, GamSys and PrintLeader were acquired for aggregate cash consideration of $3.6 million, net of cash acquired, plus additional future cash earnouts contingent on achieving certain performance targets and accounts receivable payments dependent on collections. Purchase price adjustments of $0.9 million were paid with respect to the acquisitions of Cretaprint and Technique.

Investments

Proceeds from sales and maturities of marketable securities, net of purchases, were $15.9 and $16.7 million during the six months ended June 30, 2014 and 2013, respectively. We have classified our investment portfolio as available for sale. Our investments are made with a policy of capital preservation and liquidity as primary objectives. We may hold investments in fixed income debt securities to maturity; however, we may sell an investment at any time if the quality rating of the investment declines, the yield on the investment is no longer attractive, or we have better uses for the cash. Since we invest primarily in investment securities that are highly liquid with a ready market, we believe the purchase, maturity, or sale of our investments has no material impact on our overall liquidity.

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

Net purchases of property and equipment were $10.6 and $27.3 million during the six months ended June 30, 2014 and 2013, respectively, including final payments related to the purchase of our corporate headquarters facility in Fremont, California. Please refer to Note 8 – Commitments and Contingencies for additional information. This facility now serves as our worldwide corporate headquarters, as well as engineering, marketing, and administrative operations for our Fiery operating segment. We relocated our former headquarters on October 31, 2013.

Financing Activities

Historically, our recurring cash provided by financing activities have been from the receipt of cash from the issuance of common stock through the exercise of stock options and employee purchases of ESPP shares. We received proceeds from the exercise of stock options of $16.0 and $4.3 million and employee purchases of ESPP shares of $4.1 and $3.6 million during the six months ended June 30, 2014 and 2013, respectively. While we may continue to receive proceeds from these plans in future periods, the timing and amount of such proceeds are difficult to predict and are contingent on a number of factors including the price of our common stock, the number of employees participating in the plans, net settlement options, and general market conditions. We anticipate that cash provided from the exercise of stock options may decline over time as we shift to issuance of RSUs, rather than stock options.

The primary use of funds for financing activities during the six months ended June 30, 2014 and 2013, respectively, was $60.8 and $17.8 million, respectively, of cash used to repurchase outstanding shares of our common stock. Such repurchases included $16.0 and $7.8 million used for net settlement of the exercise price of certain stock options and any tax withholding obligations incurred in connection with such exercises during the six months ended June 30, 2014 and 2013, respectively.

On August 31, 2012, our board of directors approved the repurchase of $100 million of outstanding common stock. On November 6, 2013, the board of directors cancelled $58 million remaining for repurchase under the 2012 authorization and approved a new authorization to repurchase $200 million of outstanding common stock. This authorization expires in November 2016. Under these publicly announced plans, we repurchased a total of 1.1 and 0.4 million shares for an aggregate purchase price of $44.8 and $10.0 million during the six months ended June 30, 2014 and 2013, respectively.

Earnout payments during the six months ended June 30, 2014 of $2.0 and $0.1 million related to the previously accrued Technique and FX Colors contingent consideration liabilities. Earnout payments during the six months ended June 30, 2013 of $8.9, $0.7, and $1.0 million related to previously accrued Cretaprint, Alphagraph, and Radius contingent consideration liabilities, respectively. The portion of the Radius earnout representing performance targets achieved in excess of amounts assumed in the opening balance sheet as of the acquisition date of $0.6 million was reflected as cash used for operating activities in the Condensed Consolidated Statement of Cash Flows during the six months ended June 30, 2013.

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

Market Risk

We are exposed to various market risks. Market risk is the potential loss arising from adverse changes in market rates and prices, general credit, foreign currency exchange rate fluctuations, liquidity, and interest rate risks, which may be exacerbated by the tight global credit market and increase in economic uncertainty that have affected various sectors of the financial market and continue to cause credit and liquidity issues. We do not enter into derivatives or other financial instruments for trading or speculative purposes. We may enter into financial instrument contracts to manage and reduce the impact of changes in foreign currency exchange rates on earnings and cash flows. The counterparties to such contracts are major financial institutions. We hedge our operating expense exposure in Indian rupees. The notional amount of our Indian rupee cash flow hedge was $2.7 million at June 30, 2014. We hedge balance sheet remeasurement exposures using forward contracts not designated as hedging instruments with a notional amount of $40.0 million at June 30, 2014 consisting of hedges of Brazilian real and Euro-denominated intercompany loans with notional amounts of $37.6 million and a hedge of Indian rupee net monetary assets with a notional amount of $2.4 million. We had not entered into hedges against any other currency exposures as of June 30, 2014, but we may consider hedging against movements in other currencies in the future. See Financial Risk Management below for a discussion of European market risk.

Since Europe represents a significant portion of our revenue and cash flow, Guidance Topic 4 encourages disclosure of our European concentrations of credit risk regarding gross receivables, related reserves, and aging on a region or country basis, and the impact on liquidity with respect to estimated timing of receivable payments. Since Europe is composed of varied countries and regional economies, our European risk profile is somewhat more diversified due to the varying economic conditions among the countries. Approximately 29% of our receivables are with European customers as of June 30, 2014. Of this amount, 26% of our European receivables (8% of consolidated net receivables) are in the higher risk southern European countries (mostly Spain, Portugal, and Italy), which are adequately reserved. The ongoing relocation of the ceramic tile industry from southern Europe to the emerging markets of China, India, Brazil, and Indonesia will reduce our exposure to credit risk in southern Europe.

Interest Rate Risk

Marketable Securities

We maintain an investment portfolio of short-term fixed income debt securities of various holdings, types, and maturities. These short-term investments are generally classified as available-for-sale and, consequently, are recorded on our Condensed Consolidated Balance Sheets at fair value with unrealized gains and losses reported as a separate component of OCI. We attempt to limit our exposure to interest rate risk by investing in securities with maturities of less than three years; however, we may be unable to successfully limit our risk to interest rate fluctuations. At any time, a sharp rise in interest rates could have a material adverse impact on the fair value of our investment portfolio. Conversely, declines in interest rates could have a material favorable impact on the fair value of our investment portfolio. Increases or decreases in interest rates could have a material impact on interest earnings related to new investments during the period. We do not currently hedge these interest rate exposures.

Hypothetical changes in the fair values of financial instruments held by us at June 30, 2014 that are sensitive to changes in interest rates are presented below. The modeling technique measures the change in fair value arising from selected potential changes in interest rates. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 100 basis points over a twelve month time horizon (in thousands):

Valuation of securities given an interest rate decrease of 100 basis points	No change in interest rates	Valuation of securities given an interest rate increase of 100 basis points
$177,752	$177,708	$175,632

SEC Division of Corporation Finance Disclosure Guidance Topic 4 (“Guidance Topic 4”), European Sovereign Debt, encourages registrants to discuss their exposure to the uncertainty in the European economy. Specifically, registrants are asked to disclose their European debt by counterparty (i.e., sovereign and non-sovereign) and by country. We have no European sovereign debt investments. Our European debt and money market investments consist of non-sovereign corporate debt included within money market funds and corporate debt securities of $10.2 million, which represents 8% of our money market funds and corporate debt securities at June 30, 2014. Our European debt investments are with corporations domiciled in the northern and central European countries of Sweden, Germany, Netherlands, Switzerland, Luxembourg, Norway, France, Belgium, Finland, Austria, and the U.K. We do not have any investments in the higher risk “southern European” countries (i.e., Greece, Spain, Portugal, and Italy) or in Ireland. We believe that we do not have significant exposure with respect to our money market and corporate debt investments in Europe, although we do have some exposure due to the interdependencies among the European Union countries.

Foreign Currency Exchange Risk

A large portion of our business is conducted in countries other than the U.S. We are primarily exposed to changes in exchange rates for the Euro, British pound sterling, Indian rupee, Japanese yen, Brazilian real, Chinese renminbi, and Australian dollar. Although the majority of our receivables are invoiced and collected in U.S. dollars, we have exposure from non-U.S. dollar-denominated sales (consisting of the Euro, British pound sterling, Japanese yen, Brazilian real, Chinese renminbi, Australian dollar, and New Zealand dollar) and operating expenses (primarily the Euro, British pound sterling, Chinese renminbi, Japanese yen, Indian rupee, Brazilian real, and Australian dollar) in foreign countries. We can benefit from a weaker dollar and we can be adversely affected from a stronger dollar relative to major currencies world-wide. Accordingly, changes in exchange rates, and in particular a weakening of the U.S. dollar, may adversely affect our consolidated operating expenses and operating income as expressed in U.S. dollars. We hedge our operating expense exposure in Indian rupees. The notional amount of our Indian rupee cash flow hedge was $2.7 million at June 30, 2014. We also hedge balance sheet remeasurement exposures using forward contracts not designated as hedging instruments with notional amounts of $40.0 million at June 30, 2014 consisting of hedges of Euro-denominated intercompany loans with notional amounts of $37.6 million and a hedge of Indian rupee net monetary assets with a notional amount of $2.4 million. We had not entered into hedges against any other currency exposures as of June 30, 2014, but we may consider hedging against movements in other currencies in the future. See Financial Risk Management below for a discussion of European market risk.

The impact of hypothetical changes in foreign exchanges rates on revenue and income from operations are presented below. The modeling technique measures the change in revenue and income from operations resulting from changes in selected foreign exchange rates with respect to the Euro and British pound sterling of plus or minus one percent during the three months ended June 30, 2014 as follows (in thousands):

	Impact of a foreign exchange rate decrease of one percent	No change in foreign exchange rates	Impact of a foreign exchange rate increase of one percent
Revenue	$382,467	$381,653	$380,839

Income from operations	$23,441	$23,257	$23,073

Item 4:	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the quarter ended June 30, 2014, under the supervision and with the participation of our management, including our chief executive officer and chief financial and accounting officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our chief executive officer and chief financial and accounting officer concluded that our disclosure controls and procedures were effective as of June 30, 2014 to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the second quarter of 2014, there were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

As of June 30, 2014, we are subject to the various claims, lawsuits, investigations, or proceedings discussed below.

Componex vs. EFI

Componex is a manufacturer of rolls used in machines handling continuous sheets of product and is a supplier for certain products in our VUTEk product line. On May 30, 2013, Componex filed an action in the United States District Court for the Western District of Wisconsin (“District Court”) alleging that rolls supplied to EFI by another vendor infringe two patents held by Componex. We have moved for summary judgment that, among other things, Componex’s patents are not valid and that, even if they are, the rolls supplied and used in our products do not infringe the patents. Componex also moved for summary judgment of infringement. A hearing on the motion was held on July 16, 2014, and a trial is currently scheduled for December 2014.

We do not believe that Componex’s patents or infringement claims based on the patents are valid and we do not believe it is probable that we will incur a material loss in this matter. However, if the District Court determines that the patents are valid and that the rolls used in our products infringe them, it is reasonably possible that our financial statements could be materially affected. We are not able to provide a reasonable estimate of the range of loss. Such an evaluation includes, among other things, a determination of the total sales in the United States of the implicated systems using the rolls; what a reasonable royalty, if any, might be under the circumstances; and the relevant period for which damages would apply, if any.

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

In addition to its own defenses, EFI has contractual obligations to indemnify certain of its customers to varying degrees subject to various circumstances, including Konica Minolta, Xerox, and others. We do not believe that our products infringe any valid claim of Digitech’s patent. We filed our response to the action, denying infringement and arguing that the patent at issue is not valid. We also moved to strike Digitech’s infringement contentions as lacking a proper basis. In July 2013, the District Court granted summary judgment that the patent at issue is invalid. In August 2013, the District Court entered judgment in favor of EFI and the other defendants. In August 2013, Digitech filed its notice of appeal to the United States Court of Appeals for the Federal Circuit (“Court of Appeals”). On July 11, 2014, the Court of Appeals affirmed the District Court’s judgment in its entirety. As a result of the Court of Appeals’ decision, we do not believe that there is any remaining basis for Digitech’s infringement claims and we do not believe it is probable that we will incur a material loss in this matter.

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

In a separate action filed in the German Federal Patent Court, we challenged the validity of the Durst patent, which we believe is invalid in light of prior art. The Federal Patent Court held a hearing on the validity of the patent in October 2013 and, following the hearing, declared the relevant claims in Durst’s patents to be invalid.

In November 12, 2013, following the Federal Patent Court’s decision invalidating the patent, the Higher Regional Court of Dusseldorf stayed Durst’s infringement action until a final decision is reached in EFI’s nullity proceeding.

Durst did not appeal the Federal Patent Court’s decision, which is now final. Accordingly, on April 22, 2014, we requested that the Regional Court lift its stay, dismiss Durst’s infringement case, and impose certain costs of the proceeding on Durst. On May 15, 2014, the Dusseldorf court dismissed the case, and we no longer have any potential liability in this matter.

Other Matters

As of June 30, 2014, we were also subject to various other claims, lawsuits, investigations, and proceedings in addition to those discussed above. There is at least a reasonable possibility that additional losses may be incurred in excess of the amounts that we have accrued. However, we believe that certain of these claims are not material to our financial statements or the range of reasonably possible losses is not reasonably estimable. Litigation is inherently unpredictable, and while we believe that we have valid defenses with respect to legal matters pending against us, our financial statements could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies or because of the diversion of management’s attention and the incurrence of significant expenses.

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

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Our stock repurchases for the quarter ended June 30, 2014 are as follows (in thousands, except for per share amounts):

Issuer Purchases of Equity Securities

Total	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans (1)
April 2014	240	$43.92	240	$152,639
May 2014	45	39.41	—	152,639
June 2014	—	—	—	152,639

Total	285		240

(1)	In November 2013, the Board of Directors approved the repurchase of $200 million of outstanding common stock. This authorization expires in November 2016. Under this publicly announced plan, we repurchased 0.1 million shares for an aggregate purchase price of $2.5 million during the year ended December 31, 2013 and 0.2 and 1.1 million shares for an aggregate purchase price of $10.5 and $44.8 million during the three and six months ended June 30, 2014.
(2)	Includes 0.1 million shares purchased from employees to satisfy the exercise price of certain stock options and any tax withholding obligations incurred in connection with such exercises and minimum tax withholding obligations that arose on the vesting of RSUs.

Item 3:	Defaults Upon Senior Securities

None.

Item 4:	Mine Safety Disclosure

Not applicable.

Item 5:	Other Information

Not applicable.

Item 6:	Exhibits

No.	Description

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Amended and Restated Bylaws of Electronics For Imaging, Inc. (as amended August 12, 2009) (2)

10.1	Addendum to EFI 2014 Section 16 Officer – Executive Performance Bonus Program *

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contracts or compensatory plan or arrangement
(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 33-57382) and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 17, 2009 (File No. 000-18805) and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRONICS FOR IMAGING, INC.

Date: July 31, 2014	/s/ Guy Gecht
Guy Gecht
Chief Executive Officer (Principal Executive Officer)

Date: July 31, 2014	/s/ David Reeder
David Reeder
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

No.	Description

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Amended and Restated Bylaws of Electronics For Imaging, Inc. (as amended August 12, 2009) (2)

10.1	Addendum to EFI 2014 Section 16 Officer – Executive Performance Bonus Program *

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contracts or compensatory plan or arrangement
(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 33-57382) and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 17, 2009 (File No. 000-18805) and incorporated herein by reference.