Form 10-Q
period 2014-09-30
ELECTRONICS FOR IMAGING INC
filed 2014-10-31
CIK 867374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

The number of shares of Common Stock outstanding as of October 16, 2014 was 47,011,619.

Electronics For Imaging, Inc.

PART I – FINANCIAL INFORMATION

Item 1:	Condensed Consolidated Financial Statements

Electronics For Imaging, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands)	September 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$445,374	$177,084
Short-term investments, available for sale	156,579	177,957
Accounts receivable, net of allowances of $13.9 and $16.4 million, respectively	148,371	130,717
Inventories	80,666	68,345
Income taxes receivable and deferred tax assets	29,939	20,945
Other current assets	22,366	25,516

Total current assets	883,295	600,564
Property and equipment, net	84,344	84,829
Goodwill	249,142	233,203
Intangible assets, net	67,433	68,722
Deferred tax assets	14,384	34,300
Other assets	9,945	4,766

Total assets	$1,308,543	$1,026,384

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$87,506	$75,132
Accrued and other liabilities	62,819	78,515
Deferred revenue	44,856	42,569
Income taxes payable and deferred tax liabilities	5,193	4,654

Total current liabilities	200,374	200,870
Convertible senior notes, net	282,015	—
Imputed financing obligation	12,229	11,500
Noncurrent contingent and other liabilities	8,478	6,815
Noncurrent deferred tax liabilities	6,134	6,738
Noncurrent income taxes payable	16,269	33,011

Total liabilities	525,499	258,934

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 150,000 shares authorized; 49,524 and 47,370 shares issued, respectively	495	474
Additional paid-in capital	559,552	474,330
Treasury stock, at cost; 2,457 and 396 shares, respectively	(101,712)	(12,897)
Accumulated other comprehensive loss	(4,019)	(1,388)
Retained earnings	328,728	306,931

Total stockholders’ equity	783,044	767,450

Total liabilities and stockholders’ equity	$1,308,543	$1,026,384

See accompanying notes to condensed consolidated financial statements.

Electronics For Imaging, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except per share amounts)	2014	2013	2014	2013
Revenue	$197,674	$178,823	$579,327	$530,480

Cost of revenue (1)	88,877	81,610	263,782	241,424

Gross profit	108,797	97,213	315,545	289,056
Operating expenses:
Research and development (1)	33,840	32,021	100,563	95,180
Sales and marketing (1)	36,113	34,885	107,902	102,133
General and administrative (1)	17,617	10,468	49,973	37,509
Restructuring and other (Note 11)	3,021	1,196	5,662	4,443
Amortization of identified intangibles	5,284	4,767	15,266	14,640

Total operating expenses	95,875	83,337	279,366	253,905

Income from operations	12,922	13,876	36,179	35,151
Interest expense	(1,070)	(416)	(1,635)	(1,968)
Interest income and other income (expense), net	(5,000)	1,534	(4,720)	(150)

Income before income taxes	6,852	14,994	29,824	33,033
Benefit from (provision for) income taxes	(2,047)	1,147	(8,025)	894

Net income	$4,805	$16,141	$21,799	$33,927

Net income per basic common share	$0.10	$0.34	$0.47	$0.73

Net income per diluted common share	$0.10	$0.33	$0.45	$0.70

Shares used in basic per-share calculation	46,904	46,786	46,829	46,514

Shares used in diluted per-share calculation	48,184	48,622	48,304	48,387

(1)	Includes stock-based compensation expense as follows:

	2014	2013	2014	2013
Cost of revenue	$780	$484	$1,894	$1,335
Research and development	2,316	1,986	6,482	5,524
Sales and marketing	1,486	1,303	4,069	3,138
General and administrative	4,452	2,494	12,706	8,712

See accompanying notes to condensed consolidated financial statements.

Electronics For Imaging, Inc.

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2014	2013	2014	2013
Net income	$4,805	$16,141	$21,799	$33,927
Net unrealized investment gains (losses):
Unrealized holding gains (losses), net of tax provisions of less than $0.1 million for the three and nine months ended September 30, 2014 and tax provision of less than $0.1 million and tax benefit of less than $0.1 million for the three and nine months ended September 30, 2013, respectively	13	75	52	(59)
Reclassification adjustments for holding (gains) losses included in net income, net of tax benefits of less than $0.1 million for the three and nine months ended September 30, 2014, and tax provision of less than $0.1 million and tax benefit of less than $0.1 million for the three and nine months ended September 30, 2013, respectively	(7)	3	(26)	(15)

Net unrealized investment gains (losses)	6	78	26	(74)
Currency translation adjustments, net of tax provisions of less than $0.1 million for the three and nine months ended September 30, 2014 and less than $0.1 and $0.3 million for the three and nine months ended September 30, 2013, respectively	(4,807)	2,407	(2,639)	(1,165)
Unrealized gains (losses) on cash flow hedges	(17)	114	(18)	52

Comprehensive income (loss)	$(13)	$18,740	$19,168	$32,740

See accompanying notes to condensed consolidated financial statements.

Electronics For Imaging, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine months ended
	September 30,
(in thousands)	2014	2013
Cash flows from operating activities:
Net income	$21,799	$33,927
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,682	21,479
Deferred taxes	(10,257)	(13,996)
Tax benefit from employee stock plans	10,176	6,958
Excess tax benefit from stock-based compensation	(11,314)	(7,130)
Provision for bad debts and sales-related allowances	2,520	5,252
Provision for inventory obsolescence	3,799	3,939
Stock-based compensation	25,151	18,709
Contingent consideration payments related to businesses acquired	(1,428)	(619)
Non-cash accretion of interest expense on convertible notes and imputed financing obligation	1,387	67
Non-cash acquisition-related compensation costs	—	699
Other non-cash charges and credits	(2,638)	(496)
Changes in operating assets and liabilities, net of effect of acquired companies	(15,138)	(10,849)

Net cash provided by operating activities	46,739	57,940

Cash flows from investing activities:
Purchases of short-term investments	(70,587)	(120,821)
Proceeds from sales and maturities of short-term investments	90,349	39,379
Purchases, net of proceeds from sales, of property and equipment	(12,938)	(32,725)
Businesses purchased, net of cash acquired	(20,745)	(4,533)

Net cash used for investing activities	(13,921)	(118,700)

Cash flows from financing activities:
Proceeds from issuance of common stock	16,196	11,980
Proceeds from issuance of convertible notes, net of debt issuance cost payments	337,207	—
Purchase of convertible note hedges	(63,928)	—
Proceeds from issuance of warrants	34,535	—
Purchases of treasury stock and net settlement of restricted stock	(88,816)	(28,852)
Repayment of debt assumed through business acquisitions	(525)	(1,693)
Contingent consideration payments related to businesses acquired	(9,359)	(9,998)
Excess tax benefit from stock-based compensation	11,314	7,130

Net cash provided by (used for) financing activities	236,624	(21,433)

Effect of foreign exchange rate changes on cash and cash equivalents	(1,152)	(1,073)

Increase (decrease) in cash and cash equivalents	268,290	(83,266)
Cash and cash equivalents at beginning of period	177,084	283,996

Cash and cash equivalents at end of period	$445,374	$200,730

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

Balance Sheet Presentation of Unrecognized Tax Benefits. In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. Our liability for gross unrecognized tax benefits was $34.8 and $33.0 million as of September 30, 2014 and December 31, 2013, respectively.

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

Supplemental Cash Flow Information

	Nine months ended September 30,
(in thousands)	2014	2013
Net cash paid for income taxes	$5,427	$9,670

Cash paid for interest expense	$91	$196

Acquisition-related activities:
Cash paid for acquisitions, excluding contingent consideration	$22,653	$4,596
Cash acquired in acquisitions	(1,908)	(63)

Net cash paid for acquisitions	$20,745	$4,533

Non-cash investing and financing activities:
Non-cash acquisition of property under a build-to-suit lease	$—	$11,199
Property and equipment received, but not paid	561	17,875

	$561	$29,074

2. Earnings Per Share

Net income per basic common share is computed using the weighted average number of common shares outstanding during the period. Net income per diluted common share is computed using the weighted average number of common and dilutive potential common shares outstanding during the period. Potential common shares result from the assumed exercise of outstanding common stock options having a dilutive effect using the treasury stock method, non-vested shares of restricted stock having a dilutive effect, shares to be purchased under our Employee Stock Purchase Plan (“ESPP”) having a dilutive effect, the assumed conversion of our convertible senior notes (“Notes”) having a dilutive effect using the treasury stock method as well as the dilutive effect of our warrants when the stock price exceeds the conversion price, and non-vested restricted stock for which the performance criteria have been met. Any potential shares that are anti-dilutive as defined in Accounting Standards Codification (“ASC”) 260, Earnings Per Share, are excluded from the effect of dilutive securities.

Performance-based and market-based restricted stock and stock options that would be issuable if the end of the reporting period were the end of the vesting period, if the result would be dilutive, are assumed to be outstanding for purposes of determining net income per diluted common share as of the later of the beginning of the period or the grant date in accordance with ASC 260-10-45-48. Accordingly, performance-based restricted stock units (“RSUs”), which vested on various dates during the three and nine months ended September 30, 2014 and 2013, based on achievement of specified performance criteria related to revenue and non-GAAP operating income targets and market-based RSUs and stock options, which vested on various dates during the nine months ended September 30, 2013, based on achievement of specified stock prices for defined periods are included in the determination of net income per diluted common share as of the beginning of the period.

Basic and diluted earnings per share for the three and nine months ended September 30, 2014 and 2013 are reconciled as follows (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Basic net income per share:
Net income available to common shareholders	$4,805	$16,141	$21,799	$33,927

Weighted average common shares outstanding	46,904	46,786	46,829	46,514

Basic net income per share	$0.10	$0.34	$0.47	$0.73

Dilutive net income per share:
Net income available to common shareholders	$4,805	$16,141	$21,799	$33,927

Weighted average common shares outstanding	46,904	46,786	46,829	46,514
Dilutive stock options and non-vested restricted stock	1,280	1,836	1,475	1,873

Weighted average common shares outstanding for purposes of computing diluted net income per share	48,184	48,622	48,304	48,387

Dilutive net income per share	$0.10	$0.33	$0.45	$0.70

Potential shares of common stock that are not included in the determination of diluted net income per share because they are anti-dilutive for the periods presented consist of shares to be purchased under our ESPP having an anti-dilutive effect of less than 0.1 million shares for the three and nine months ended September 30, 2014 and the assumed exercise of stock options, vesting of restricted stock, and shares to be purchased under our ESPP having an anti-dilutive effect of less than 0.1 and 0.2 million for the three and nine months ended September 30, 2013, respectively.

The weighted-average number of common shares outstanding does not include the effect of the potential common shares from our Notes and warrants, which were issued in September 2014. The effects of these potentially outstanding shares were not included in the calculation of diluted net income per share because the effect would have been anti-dilutive since the conversion price of the Notes exceeded the average market price of our common stock. We have the option to pay cash, issue shares of common stock, or any combination thereof for the aggregate amount due upon conversion of the Notes. Our intent is to settle the principal amount of the Notes in cash upon conversion. As a result, only the amount payable in excess of the principal amount of the Notes are considered in diluted net income per share under the treasury stock method. Please refer to Note 6 – Convertible Senior Notes, Note Hedges, and Warrants for additional information.

3. Acquisitions

We acquired privately-held SmartLinc, Inc. (“SmartLinc), a Wisconsin corporation, privately-held Rhapso S.A. (“Rhapso”), a societe anonyme organized under the laws of France, privately-held DirectSmile GmbH (“DirectSmile”), a limited liability company under German law, and DiMS! organizing print BV (“DIMS”), a limited liability company under Dutch law, which have been integrated into our Productivity Software operating segment, for aggregate cash consideration of $20.4 million, net of cash acquired, plus additional potential future cash earnouts, which are contingent on achieving certain performance targets.

The fair value of the earnouts related to the 2014 acquisitions are currently estimated to be $9.9 million by applying the income approach in accordance with ASC 805-30-25-5, Business Combinations. Key assumptions include discount rates between 4.7% and 5.2% and a probability-adjusted revenue level. Probability-adjusted revenue is a significant input that is not observable in the market, which ASC 820-10-35, Fair Value Measurement, refers to as a Level 3 input. This contingent liability is reflected in the Condensed Consolidated Balance Sheet as of September 30, 2014, as current and noncurrent liabilities of $5.2 and $4.7 million, respectively. In accordance with ASC 805-30-35-1, changes in the fair value of contingent consideration subsequent to the acquisition date are recognized in general and administrative expenses.

SmartLinc, headquartered in Milwaukee, Wisconsin, was acquired on January 16, 2014, and provides business process automation software for shipping and logistics operations.

Rhapso, headquartered in Les Ulis, France, was acquired on April 14, 2014, and provides printing, packaging, and scheduling software to European customers in the corrugated packaging market sector.

DirectSmile, headquartered in Berlin, Germany, was acquired on July 18, 2014, and provides software solutions for variable data printing and cross media marketing automation.

DIMS, headquartered in Lichtenvoorde, Netherlands, was acquired on September 15, 2014, and is a leading supplier of business process automation software for high end, multilingual, and multi-national print and packaging companies with a large portion of its installed base in Europe. The DIMS solution will be integrated into our Fiery digital front end (“DFE”) so that DIMS customers can realize the benefits of having Fiery driven print engines as part of their digital workflow.

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

Valuation Methodologies

Intangible assets acquired consist of customer relationships, trade names, existing technology, and in-process research & development (“IPR&D”). The intangible asset valuation methodology for each acquisition assumes discount rates between 17% and 19%.

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

IPR&D was valued by estimating the cost to develop purchased IPR&D into commercially viable products, estimating the net cash flows resulting from the sale of those products, and discounting the net cash flows back to their present value using a discount rate of 20%. Project schedules were 76% complete based on management’s estimate of tasks completed to achieve technical and commercial feasibility depending on the measure of completion that is utilized. IPR&D is subject to amortization after product launch over the product life or otherwise subject to impairment in accordance with acquisition accounting guidance.

The preliminary allocation of the purchase price to the assets acquired and liabilities assumed (in thousands) with respect to these acquisitions at their respective acquisition dates is summarized as follows:

	Weighted average useful life	Purchase Price Allocation
Customer relationships	5 years	$8,569
Existing technology	4 years	4,890
Trade names	4 years	1,231
IPR&D	—	389
Goodwill	—	21,078

		36,157
Net tangible liabilities		(3,758)

Total purchase price		$32,399

Pro forma results of operations have not been presented because they are not material to our consolidated results of operations. Goodwill, which represents the excess of the purchase price over the net tangible and intangible assets acquired, that was generated by our acquisitions of SmartLinc, Rhapso, DirectSmile, and DIMS is not deductible for tax purposes.

Rhapso and DirectSmile generate revenue and incur operating expenses in Euros. Upon consideration of the salient economic indicators discussed in ASC 830-10-55-5, Foreign Currency Matters, we consider the Euro to be the functional currency for these entities.

4. Balance Sheet Details

Inventories

Inventories, net of allowances, as of September 30, 2014 and December 31, 2013 consisted of the following (in thousands):

	September 30,	December 31,
	2014	2013
Raw materials	$38,505	$35,470
Work in process	4,718	3,434
Finished goods	37,443	29,441

	$80,666	$68,345

Deferred Cost of Revenue

Deferred cost of revenue related to unrecognized revenue on shipments to customers was $2.6 and $6.6 million as of September 30, 2014 and December 31, 2013, respectively, and is included in other current assets in our Condensed Consolidated Balance Sheets.

Product Warranty Reserves

The changes in product warranty reserves during the nine months ended September 30, 2014 and 2013 were as follows (in thousands):

	2014	2013
Balance at January 1,	$11,047	$10,158
Provisions, net of releases	9,356	8,336
Settlements	(9,962)	(8,068)

Balance at September 30,	$10,441	$10,426

Accumulated Other Comprehensive Income (Loss) (“OCI”)

OCI classified within stockholders’ equity in our Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013 consisted of the following (in thousands):

	September 30,	December 31,
	2014	2013
Net unrealized investment gains	$253	$227
Currency translation losses	(4,240)	(1,601)
Other	(32)	(14)

Accumulated other comprehensive loss	$(4,019)	$(1,388)

Amounts reclassified out of OCI were less than $0.1 million, net of tax, for the three and nine months ended September 30, 2014 and 2013, and consisted of unrealized gains and losses from investments in debt securities that are reported within interest income and other income (expense), net, in our Condensed Consolidated Statements of Operations.

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

Our available-for-sale short-term investments as of September 30, 2014 and December 31, 2013 are as follows (in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
September 30, 2014
U.S. government and sponsored entities	$24,974	$32	$(4)	$25,002
Corporate debt securities	105,829	148	(29)	105,948
Municipal securities	6,386	3	—	6,389
Asset-backed securities	15,700	255	(19)	15,936
Mortgage-backed securities – residential	3,288	18	(2)	3,304

Total short-term investments	$156,177	$456	$(54)	$156,579

December 31, 2013
U.S. government and sponsored entities	$28,880	$36	$(7)	$28,909
Corporate debt securities	114,333	273	(42)	114,564
Municipal securities	15,319	7	(2)	15,324
Asset-backed securities	14,148	97	(9)	14,236
Mortgage-backed securities – residential	4,906	28	(10)	4,924

Total short-term investments	$177,586	$441	$(70)	$177,957

The fair value and duration that investments, including cash equivalents, have been in a gross unrealized loss position as of September 30, 2014 and December 31, 2013 are as follows (in thousands):

	Less than 12 Months		More than 12 Months		TOTAL
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2014
U.S. government and sponsored entities	$9,697	$(4)	$—	$—	$9,697	$(4)
Corporate debt securities	29,462	(29)	—	—	29,462	(29)
Asset-backed securities	6,168	(19)	—	—	6,168	(19)
Mortgage-backed securities – residential	571	(1)	151	(1)	722	(2)

Total	$45,898	$(53)	$151	$(1)	$46,049	$(54)

December 31, 2013
U.S. government and sponsored entities	$16,294	$(7)	$—	$—	$16,294	$(7)
Corporate debt securities	29,125	(42)	—	—	29,125	(42)
Municipal securities	6,243	(2)	—	—	6,243	(2)
Asset-backed securities	6,705	(9)	—	—	6,705	(9)
Mortgage-backed securities – residential	1,659	(8)	188	(2)	1,847	(10)

Total	$60,026	$(68)	$188	$(2)	$60,214	$(70)

For fixed income securities that have unrealized losses as of September 30, 2014, we have determined that we do not have the intent to sell any of these investments and it is not more likely than not that we will be required to sell any of these investments before recovery of the entire amortized cost basis. We have evaluated these fixed income securities and determined that no credit losses exist. Accordingly, management has determined that the unrealized losses on our fixed income securities as of September 30, 2014 were temporary in nature.

Amortized cost and estimated fair value of investments at September 30, 2014 is summarized by maturity date as follows (in thousands):

	Amortized cost	Fair value
Mature in less than one year	$107,092	$107,362
Mature in one to three years	49,084	49,217

Total short-term investments	$156,176	$156,579

Net realized gains of less than $0.1 million from sales of investments were recognized in interest income and other income (expense), net, for the three and nine months ended September 30, 2014. Net realized losses of less than $0.1 million from sales of investments were recognized in interest income and other income (expense), net, for the three and nine months ended September 30, 2013. Net unrealized gains of $0.4 million were included in OCI in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013.

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

Our investments and liabilities measured at fair value have been presented in accordance with the fair value hierarchy specified in ASC 820 as of September 30, 2014 and December 31, 2013 in order of liquidity as follows (in thousands):

		Quoted Prices	Significant
		in Active	other
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

September 30, 2014
Assets:
Money market funds	$266,852	$266,852	$—	$—
U.S. government and sponsored entities	25,002	—	25,002	—
Corporate debt securities	105,948	—	105,948	—
Municipal securities	6,389	—	6,389	—
Asset-backed securities	15,936	—	15,703	233
Mortgage-backed securities – residential	3,304	—	3,304	—

	$423,431	$266,852	$156,346	$233

Liabilities:
Contingent consideration, current and noncurrent	$17,435	$—	$—	$17,435
Self-insurance	1,775	—	—	1,775

	$19,210	$—	$—	$19,210

December 31, 2013
Assets:
Money market funds	$52,595	$52,595	$—	$—
U.S. government and sponsored entities	28,909	12,712	16,197	—
Corporate debt securities	117,195	—	117,195	—
Municipal securities	17,377	—	17,377	—
Asset-backed securities	14,236	—	14,135	101
Mortgage-backed securities – residential	4,923	—	4,923	—

	$235,235	$65,307	$169,827	$101

Liabilities:
Contingent consideration, current and noncurrent	$21,052	$—	$—	$21,052
Self-insurance	2,554	—	—	2,554

	$23,606	$—	$—	$23,606

Money market funds of $266.9 and $52.6 million have been classified as cash equivalents as of September 30, 2014 and December 31, 2013, respectively. Corporate debt securities of $2.6 million have been classified as cash equivalents at December 31, 2013. Municipal securities of $2.1 million have been classified as cash equivalents at December 31, 2013.

Investments are generally classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices or alternative pricing sources with reasonable levels of price transparency. Investments in U.S. Treasury obligations and overnight money market mutual funds have been classified as Level 1 because these securities are valued based on quoted prices in active markets or are actively traded at $1.00 Net Asset Value. There have been no transfers between Level 1 and 2 during the nine months ended September 30, 2014 and 2013.

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

In determining whether a credit loss existed, we used our best estimate of the present value of cash flows expected to be collected from each debt security. For asset-backed and mortgage-backed securities, cash flow estimates, including prepayment assumptions, we rely on data from widely accepted third party data sources or internal estimates. In addition to prepayment assumptions, cash flow estimates vary based on assumptions regarding the underlying collateral including default rates, recoveries, and changes in value. Expected cash flows were discounted using the effective interest rate implicit in the securities. Based on this analysis, there were no other-than-temporary impairments, including credit-related impairments, during the nine months ended September 30, 2014 and 2013.

Liabilities for Contingent Consideration

Acquisition-related liabilities for contingent consideration (i.e., earnouts) are related to the purchase business combinations of DIMS, DirectSmile, and SmartLinc in 2014, Outback Software Pty. Ltd. doing business as Metrix Software (“Metrix”), GamSys Software SPRL (“GamSys”), and PrintLeader Software (“PrintLeader”) in 2013; Technique, Inc. and Technique Business Systems Limited (collectively, “Technique”), Online Print Marketing Ltd. and DataCreation Pty. Ltd. together doing business as Online Print Solutions (“OPS”), Metrics Sistemas de Informação, Serviços e Comércio Ltda. and Metrics Sistemas de Informação e Serviço Ltda. (collectively, “Metrics”), FXcolors (“FX Colors”), and Creta Print S.L. (“Cretaprint”) in 2012; alphagraph-team GmbH (“Alphagraph”), Entrac Technologies, Inc. (“Entrac”); and Streamline Development, LLC (“Streamline”) in 2011; and Radius Solutions Incorporated (“Radius”) in 2010.

The fair value of these earnouts is estimated to be $17.4 and $21.1 million as of September 30, 2014 and December 31, 2013, respectively, by applying the income approach in accordance with ASC 805-30-25-5. Key assumptions include discount rates between 4.2% and 6.4%, achievement of acquisition-related executive deferred compensation cost, and probability-adjusted revenue and gross profit levels. Probability-adjusted revenue and gross profit are significant inputs that are not observable in the market, which ASC 820-10-35 refers to as Level 3 inputs. Acquisition-related executive deferred compensation cost of $1.8 million was expensed during the two years ended December 31, 2013, coinciding with the continuing employment of a former stockholder of an acquired company, thereby increasing the liability for contingent consideration accordingly. These contingent liabilities have been reflected in the Condensed Consolidated Balance Sheet as of September 30, 2014 as current and noncurrent liabilities of $10.4 and $7.0 million, respectively.

The OPS and Technique earnout performance probability percentages were reduced or not achieved in 2014, partially offset by increased performance achievement with respect to the Metrics earnout performance target in 2014. The Entrac, Cretaprint, Streamline, OPS, and Alphagraph earnout performance probability percentages were reduced or not achieved in 2013, partially offset by an increase in the performance probability percentage with respect to the Metrics earnout performance target in 2013. Consequently, the decrease in the fair value of contingent consideration was $2.7 and $7.1 million, partially offset by $0.5 and $1.4 million of earnout interest accretion related to all acquisitions, during the nine months and year ended September 30, 2014 and December 31, 2013, respectively. In accordance with ASC 805-30-35-1, changes in the fair value of contingent consideration subsequent to the acquisition date have been recognized in general and administrative expense.

Earnout payments during the nine months ended September 30, 2014 of $6.2, $2.5, $2.0, and $0.1 million are related to the previously accrued Cretaprint, Metrics, Technique, and FX Colors contingent consideration liabilities, respectively. Earnout payments during the year ended December 31, 2013 of $8.9, $4.5, $1.9, $0.7, and $0.6 million are related to previously accrued Cretaprint, Metrics, Radius, Alphagraph, and Streamline contingent consideration liabilities, respectively.

Changes in the fair value of contingent consideration are summarized as follows (in thousands):

Fair value of contingent consideration at January 1, 2013	$38,050

Fair value of PrintLeader contingent consideration at May 8, 2013	389
Fair value of GamSys contingent consideration at May 31, 2013	2,640
Fair value of Metrix contingent consideration at October 16, 2013	1,123
Deferred compensation expense dependent on future employment	940
Changes in valuation	(5,779)
Payments	(16,683)
Foreign currency adjustment	372

Fair value of contingent consideration at December 31, 2013	$21,052
Fair value of SmartLinc contingent consideration at January 16, 2014	1,546
Fair value of DirectSmile contingent consideration at July 18, 2014	4,162

Fair value of DIMS contingent consideration at September 15, 2014	4,456
Changes in valuation	(2,223)
Payments	(10,787)
Foreign currency adjustment	(771)

Fair value of contingent consideration at September 30, 2014	$17,435

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

We assessed the probability of achieving the revenue performance targets for the contingent consideration associated with each acquisition at percentage levels between 60% and 100% as of each respective acquisition date based on an assessment of the historical performance of each acquired entity, our current expectations of future performance, and other relevant factors. A change in probability-adjusted revenue of five percentage points from the level assumed in the current valuations would result in a change in the earnout liability of $1.0 million resulting in a corresponding adjustment to general and administrative expense. Likewise, a change in the discount rate of one percentage point results in a change in the fair value of contingent consideration of $0.2 million.

Liability for Self-Insurance

We are partially self-insured for certain losses related to employee medical and dental coverage, excluding employees covered by health maintenance organizations. We generally have an individual stop loss deductible of $125 thousand per enrollee unless specific exposures are separately insured. We have accrued a contingent liability of $1.8 and $2.6 million as of September 30, 2014 and December 31, 2013, respectively, which are not discounted, based upon examination of historical trends, historical actuarial analysis, our claims experience, industry claims experience, and various estimates. The primary estimates used in the development of our accrual include total enrollment (including employee contributions), population demographics, and historical claims costs incurred, which are significant inputs that are not observable in the market, which ASC 820-10-35 refers to as Level 3 inputs.

Changes in the contingent liability for self-insurance are summarized as follows (in thousands):

Fair value of self-insurance liability at January 1, 2013	$1,375
Additions to reserve	11,590
Employee contributions	2,333
Insurance claims and administrative fees paid	(12,744)

Fair value of self-insurance liability at December 31, 2013	$2,554

Additions to reserve	9,102
Employee contributions	1,718
Insurance claims and administrative fees paid, net of stop loss recoveries	(11,599)

Fair value of self-insurance liability at September 30, 2014	$1,775

While we believe these estimates are reasonable based on the information currently available, if actual trends, including the severity of claims and medical cost inflation, differ from our estimates, our consolidated financial position, results of operations, or cash flows could be impacted. ASC 820-10-50-2 requires a narrative description of the sensitivity of recurring fair value measurements to changes in unobservable inputs if a change in those inputs might result in a significantly higher or lower fair value measurement. Since the primary inputs to the fair value measurement of the self-insurance liability are the historical claims costs incurred, we reviewed the sensitivity of the fair value measurement to changes in medical cost assumptions and the severity of claims experienced by employees. A change in the severity of claims experienced and medical cost inflation of 10% results in a change in the fair value of the self-insurance liability of $0.1 million.

Fair Value of Derivative Instruments

We utilize the income approach to measure the fair value of our derivative assets and liabilities under ASC 820. The income approach uses pricing models that rely on market observable inputs such as yield curves, currency exchange rates, and forward prices, and are therefore classified as Level 2 measurements. The notional amount of our derivative assets and liabilities was $90.1 and $27.2 million as of September 30, 2014 and December 31, 2013, respectively. The fair value of our derivative assets and liabilities that were designated for cash flow hedge accounting treatment having notional amounts of $3.0 and $2.5 million as of September 30, 2014 and December 31, 2013, was not material.

Fair Value of Convertible Senior Notes

In September 2014, we issued $345 million aggregate principal amount of 0.75% Convertible Senior Notes due 2019 (“Notes”). The Notes are carried at their original issuance value, net of unamortized debt discount, and are not marked to market each period. The approximate fair value of the Notes as of September 30, 2014 was approximately $351 million and was considered a Level 2 fair value measurement (see Note 5 of the Notes to Condensed Consolidated Financial Statements – Investments and Fair Value Measurements). Fair value was estimated based upon actual trades at the end of the reporting period or the most recent trade available as well as our stock price at the end of the reporting period. A substantial portion of the market value of our Notes in excess of the outstanding principal amount relates to the conversion premium.

6. Convertible Senior Notes (“Notes”), Note Hedges, and Warrants

0.75% Convertible Senior Notes Due 2019

In September 2014, we completed a private placement of $345 million principal amount of 0.75% Convertible Senior Notes due 2019 (“Notes”). The Notes were sold to the initial purchasers for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The net proceeds from this offering were approximately $336.4 million, after deducting the initial purchasers’ commissions and the estimated offering expenses payable by us. We used approximately $29.4 million of the net proceeds to pay the cost of the Note Hedges described below (after such cost was partially offset by the proceeds from the Warrant transactions described below).

The Notes are senior unsecured obligations of EFI with interest payable semiannually in arrears on March 1 and September 1 of each year, commencing March 1, 2015. The Notes are not callable and will mature on September 1, 2019, unless previously purchased or converted in accordance with their terms prior to such date. Holders of the Notes who convert in connection with a “fundamental change,” as defined in the Indenture, may require us to purchase for cash all or any portion of their Notes at a purchase price equal to 100 percent of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any.

The initial conversion rate is 18.9667 shares of common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $52.72 per share of common stock. Upon conversion of the Notes, holders will receive cash, shares of common stock or a combination thereof, at our election. Our intent is to settle the principal amount of the Notes in cash upon conversion. If the conversion value exceeds the principal amount, we would deliver shares of our common stock for our conversion obligation in excess of the aggregate principal amount. As of September 30, 2014, none of the conditions allowing holders of the Notes to convert had been met.

Throughout the term of the Notes, the conversion rate may be adjusted upon the occurrence of certain events. Holders of the Notes will not receive any cash payment representing accrued and unpaid interest upon conversion of a Note. Holders may convert their Notes only under the following circumstances:

•

during any calendar quarter commencing after the calendar quarter ending on December 31, 2014 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

•

during the five business day period after any five consecutive trading day period (“Notes Measurement Period”) in which the “trading price” (as the term is defined in the Indenture) per $1,000 principal amount of notes for each trading day of such Notes Measurement Period was less than 98% of the product of the last reported stock price on such trading day and the conversion rate on each such trading day;

•	upon the occurrence of specified corporate events; or

•	at any time on or after March 1, 2019 until the close of business on the second scheduled trading immediately preceding the maturity date.

In accounting for the issuance of the Notes, we separated the Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the estimated fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the face value of the Notes as a whole. The excess of the principal amount of the liability component over its carrying amount (“debt discount”) is amortized to interest expense over the term of the Notes using the effective interest method with an effective interest rate of 4.98% per annum (5.46% inclusive of debt issuance costs). The equity component is not remeasured as long as it continues to meet the conditions for equity classification.

In accounting for the transaction costs related to the Note issuance, we allocated the total amount incurred to the liability and equity components based on their relative values. Issuance costs of $7.0 million attributable to the $281.4 million liability component are being amortized to expense over the term of the Notes, and issuance costs of $1.6 million attributable to the $63.6 million equity component were offset against the equity component in stockholders’ equity. Additionally, we recorded a deferred tax liability of $23.7 million on the debt discount, which is not deductible for tax purposes.

The Notes consist of the following at September 30, 2014 (in thousands):

Liability component	$345,000
Less: debt discount, net of amortization	(62,985)

Net carrying amount	$282,015

Equity component	$63,643
Less: debt issuance costs allocated to equity	(1,582)

Net carrying amount	$62,061

Interest expense recognized related to the Notes during the three and nine months ended September 30, 2014 was as follows (in thousands):

0.75% coupon	$151
Amortization of debt issuance costs	79
Amortization of debt discount	658

$888

Note Hedges

We entered into convertible note hedge transactions with respect to our common stock (“Note Hedges”). In September 2014, we paid an aggregate amount of $63.9 million for the Note Hedges. The Note Hedges will expire upon maturity of the Notes. The Note Hedges are intended to offset the potential dilution upon conversion of the Notes and/or offset any cash payments we are required to make in excess of the principal amount upon conversion of the Notes in the event that the market value per share of our common stock, as measured under the terms of the Note Hedges, is greater than the strike price of the Note Hedges. The strike price of the Note Hedges initially correspond to the conversion price of the Notes and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion price of the Notes. The Note Hedges are separate transactions and are not part of the Notes. Holders of the Notes will not hot have any rights with respect to the Note Hedges.

Warrants

Concurrently with entering into the Note Hedges, we separately entered into warrant transactions (“Warrants”), whereby we sold warrants to acquire shares of our common stock at a strike price of $68.86 per share. We received aggregate proceeds of $34.5 million from the sale of the Warrants. If the average market value per share of our common stock for the reporting period, as measured under the Warrants, exceeds the strike price of the Warrants, the Warrants will have a dilutive effect on our earnings per share. The Warrants are separate transactions and are not part of the Notes or the Note Hedges and are accounted for as a component of additional paid-in capital. Holders of the Notes and Note Hedges will not have any rights with respect to the Warrants.

Income tax reporting on the Note Hedges

For income tax reporting purposes, we have elected to integrate the Notes with the Note Hedges to create a synthetic debt instrument for income tax purposes. This creates an original issue discount (“OID”) debt instrument for income tax reporting purposes; therefore, the cost of the Note Hedges will be accounted for as interest expense over the term of the Notes for income tax reporting purposes. The associated income tax benefit of $23.8 million established upon issuance of the Notes will be realized for income tax reporting purposes over the term of the Notes and was recorded as an increase to both noncurrent deferred tax assets and additional paid-in-capital. Over the term of the Notes, the additional interest expense deducted for income tax purposes will reduce noncurrent deferred tax assets. During the three and nine months ended September 30, 2014, tax benefits of $0.3 million associated with the additional interest deductions was accounted for as a reduction to non-current deferred tax assets.

7. Income taxes

We recognized tax provisions of $2.0 and $8.0 million on pretax net income of $6.9 and $29.8 million during the three and nine months ended September 30, 2014, respectively, and tax benefits of $1.1 and $0.9 million on pretax net income of $15.0 and $33.0 million during the three and nine months ended September 30, 2013, respectively. The provisions for income taxes before discrete items reflected in the table below were $4.2 and $13.2 million during the three and nine months ended September 30, 2014, respectively, and $2.7 and $7.0 million during the three and nine months ended September 30, 2013, respectively. The increase in the provision for income taxes before discrete items for the three and nine months ended September 30, 2014, compared with the same periods in the prior year, is due primarily to a decrease in tax benefits from lower foreign tax jurisdictions and tax benefits related to the U.S. federal research and development credit recognized only in 2013.

Primary differences between our recorded tax provision rate and the U.S. statutory rate of 35% include lower taxes on permanently reinvested foreign earnings, the tax effects of stock-based compensation expense pursuant to ASC 718-740, Stock Compensation – Income Taxes, which are non-deductible for tax purposes, and tax benefits related to credits for research and development costs in 2013. During the three and nine months ended September 30, 2014, we recognized $2.3 and $2.4 million, respectively, of previously unrecognized tax benefits, primarily as a result of the expiration of the U.S. federal statute of limitations, as compared to the recognition of $3.5 and $3.7 million of previously unrecognized tax benefits during the three and nine months ended September 30, 2013, respectively. During the nine months ended September 30, 2014, we recognized a $3.1 million tax benefit related to the increased valuation of intangible assets for Brazilian tax reporting resulting from the merger of our Brazilian subsidiaries. Pursuant to the American Taxpayer Relief Act of 2012, on January 2, 2013, we recognized a tax benefit of $3.2 million resulting from the renewal of the U.S. federal research and development tax credit retroactive to 2012. ASC 740-10-45-15 requires that the effects of a change in tax law or rates be recognized in the period that includes the enactment date. Accordingly, the portion of the retroactive credit that related to 2012 was entirely recognized on January 2, 2013.

Our tax provision before discrete items is reconciled to our recorded provision for (benefit from) income taxes for the three and nine months ended September 30, 2014 and 2013 as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Provision for income taxes before discrete items	$4.2	$2.7	$13.2	$7.0
Interest related to unrecognized tax benefits	0.1	0.1	0.3	0.3
Benefit related to restructuring and other expenses	0.1	(0.2)	0.1	(1.1)
Benefit related to the 2012 U.S. federal research and development tax credit	—	—	—	(3.2)
Benefit related to merger of Brazilian entities	—	—	(3.1)	—
Non-deductible stock compensation charge	—	—	0.3	—
Deductions related to ESPP dispositions	(0.3)	(0.3)	(0.6)	(0.6)
Provision for (benefit from) reassessment of tax exposure related to filing of prior year tax returns	0.4	0.4	0.4	0.7
Benefit from reversals of uncertain tax positions due to statute of limitation expirations	(2.3)	(3.5)	(2.4)	(3.7)
Benefit from reversals of accrued interest related to uncertain tax positions	(0.2)	(0.3)	(0.2)	(0.3)

Provision for (benefit from) income taxes	$2.0	$(1.1)	$8.0	$(0.9)

The provision for reassessment of tax exposure related to the filing of prior year tax returns of $0.4 and $0.7 million for the three and nine months ended September 30, 2013, respectively, in the table above consists of $1.8 million of tax expense required to correctly state our prior year tax provision, which was partially offset by $1.4 and $1.1 million change in estimate for items recognized in the prior year. The prior year adjustment is required to correctly state our tax provision subsequent to the realignment of the ownership of our intellectual property that is described more fully below. We have determined that the impact of the prior year adjustment is immaterial to our condensed consolidated financial statements for the three and nine months ended September 30, 2013, as well as our annual results for the year ending December 31, 2013, which is based on our expected annual tax rates.

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

As of September 30, 2014 and December 31, 2013, gross unrecognized tax benefits were $34.8 and $33.0 million, respectively, which would affect the effective tax rate, if recognized. Over the next twelve months, our existing tax positions will continue to generate increased liabilities for unrecognized tax benefits. It is reasonably possible that our gross unrecognized tax benefits will decrease up to $3.7 million in the next twelve months. These adjustments, if recognized, would positively impact our effective tax rate, and would be recognized as additional tax benefits in our Condensed Consolidated Statements of Operations. The reduction in unrecognized tax benefits relates primarily to a lapse of the statute of limitations for federal and state tax purposes.

In accordance with ASU 2013-11, which became effective in the first quarter of 2014, we have recorded $18.5 million of gross unrecognized tax benefits as an offset to deferred tax assets as of September 30, 2014, and the remaining $16.3 million has been recorded as non-current income taxes payable.

We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of September 30, 2014 and December 31, 2013, we have accrued $0.8 and $1.0 million, respectively, for potential payments of interest and penalties.

As of September 30, 2014, we were subject to examination by the Internal Revenue Service for the 2011-2013 tax years, state tax jurisdictions for the 2009-2013 tax years, the Netherlands tax authority for the 2012-2013 tax years, and the Spanish tax authority for the 2010-2013 tax years.

8. Commitments and Contingencies

Contingent Consideration

We are required to make payments to the former stockholders of acquired companies based on the achievement of specified performance targets. The fair value of these earnouts is estimated to be $17.4 and $21.1 million at September 30, 2014 and December 31, 2013, respectively, by applying the income approach in accordance with ASC 805-30-25-5. These contingent liabilities have been reflected in the Condensed Consolidated Balance Sheet as of September 30, 2014, as current and noncurrent liabilities of $10.4 and $7.0 million, respectively. The potential undiscounted amount of future contingent consideration cash payments that we could be required to make related to our business acquisitions, beyond amounts currently accrued, is $5.9 million as of September 30, 2014.

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

We have accrued a contingent liability of $1.8 and $2.6 million as of September 30, 2014 and December 31, 2013, respectively, which represents an allocation of the ultimate claims cost that will be incurred through year end. The estimated liability is not discounted and is established based upon analysis of historical data supplied by our insurance carrier and an internal update on September 30, 2014 of the actuarial analysis that we previously obtained at December 31, 2013. We will further refine our accrual at December 31, 2014 based upon appropriate actuarial analysis and estimates. The primary estimates used in the development of our accrual at September 30, 2014 include total enrollment (including employee contributions), population demographics, and historical claims costs incurred. While we believe these estimates are reasonable based on the information currently available, if actual trends, including the severity of claims and medical cost inflation, differ from our estimates, our consolidated financial position, results of operations, or cash flows could be impacted.

Lease Commitments and Contractual Obligations

As of September 30, 2014, we have leased certain of our current facilities under noncancellable operating lease agreements. We are required to pay property taxes, insurance, and nominal maintenance costs for certain of these facilities and any increases over the base year of these expenses on the remainder of our facilities.

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

The leased facility was a cold shell requiring additional build-out and tenant improvements. The landlord paid the costs of the build-out up to $4.5 million, including all structural improvements, and we paid the costs of tenant improvements beyond that amount. We have incurred $5.3 million, including furniture and equipment and capitalized interest. The landlord is responsible for any costs related to force majeure events that result in any damage to the facility. We are responsible for cost over-runs, if any, related to force majeure events including strikes, war, and material availability. Since we are responsible for cost overruns related to certain force majeure events, we are in substance offering an indemnification for events outside of our control. As such, we are deemed to be the accounting owner of the facility. As of September 30, 2014, we have capitalized $10.9 million in property and equipment based on the estimated replacement cost of the unfinished space, including capitalized interest, reduced by accumulated depreciation.

Monthly lease payments are allocated between the land element of the lease, which is accounted for as an operating lease upon lease execution, and the imputed financing obligation. The imputed financing obligation is being amortized upon lease commencement in accordance with the effective interest method using the interest rate determined in accordance with the requirements of sale leaseback accounting. The imputed interest cost incurred during the construction period was capitalized as a component of the construction cost upon lease commencement. As of September 30, 2014, the imputed financing obligation in connection with the facility was $12.2 million, including accrued interest, which was classified as a long-term imputed financing obligation in our Condensed Consolidated Balance Sheet. If the requirements of sale leaseback accounting are satisfied, or at the end of the initial lease term, we will reverse the net book value of the building and the corresponding imputed financing obligation.

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

As of September 30, 2014, we are subject to the various claims, lawsuits, investigations, or proceedings discussed below.

Componex Corporation (“Componex”) v. EFI

Componex is a manufacturer of rolls used in machines handling continuous sheets of product and is a supplier for certain products in our VUTEk product line. On May 30, 2013, Componex filed an action in the United States District Court for the Western District of Wisconsin (“District Court”) alleging that rolls supplied to EFI by other vendors infringe two patents held by Componex. We have moved for summary judgment that, among other things, Componex’s patents are not valid and that, even if they are, the rolls supplied and used in our products do not infringe the patents. Componex also moved for summary judgment of infringement. A hearing on the motion was held on July 16, 2014, and a trial is currently scheduled for December 2014.

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

In addition to its own defenses, EFI has contractual obligations to indemnify certain of its customers to varying degrees subject to various circumstances, including Konica Minolta, Xerox, and others. We do not believe that our products infringe any valid claim of Digitech’s patent. We filed our response to the action, denying infringement and arguing that the patent at issue is not valid. We also moved to strike Digitech’s infringement contentions as lacking a proper basis. In July 2013, the District Court granted summary judgment that the patent at issue is invalid. In August 2013, the District Court entered judgment in favor of EFI and the other defendants. In August 2013, Digitech filed its notice of appeal to the United States Court of Appeals for the Federal Circuit (“Court of Appeals”). On July 11, 2014, the Court of Appeals affirmed the District Court’s judgment in its entirety. The Court of Appeals’ decision is final, and we do not have any material loss in this matter.

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

In a separate action filed in the German Federal Patent Court, we challenged the validity of the Durst patent in light of prior art. The Federal Patent Court held a hearing on the validity of the patent in October 2013 and, following the hearing, declared the relevant claims in Durst’s patents to be invalid.

In November 2013, following the Federal Patent Court’s decision invalidating the patent, the Higher Regional Court of Dusseldorf stayed Durst’s infringement action until a final decision is reached in EFI’s nullity proceeding.

Durst did not appeal the Federal Patent Court’s decision, which is now final. Accordingly, on April 22, 2014, we requested that the Regional Court lift its stay, dismiss Durst’s infringement case, and impose certain costs of the proceeding on Durst. On May 15, 2014, the Dusseldorf court dismissed the case. We no longer have any potential liability in this matter.

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

Other Matters

As of September 30, 2014, we were also subject to various other claims, lawsuits, investigations, and proceedings in addition to those discussed above. There is at least a reasonable possibility that additional losses may be incurred in excess of the amounts that we have accrued. However, we believe that certain of these claims are not material to our financial statements or the range of reasonably possible losses is not reasonably estimable. Litigation is inherently unpredictable, and while we believe that we have valid defenses with respect to legal matters pending against us, our financial statements could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies or because of the diversion of management’s attention and the incurrence of significant expenses.

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

Operating segment profit (i.e., gross profit), excluding stock-based compensation expense, for the three and nine months ended September 30, 2014 and 2013 is summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Industrial Inkjet
Revenue	$95,472	$87,117	$277,315	$255,423
Gross profit	37,693	34,675	106,643	101,822
Gross profit percentages	39.5%	39.8%	38.5%	39.9%
Productivity Software
Revenue	$33,622	$28,532	$96,075	$84,770
Gross profit	24,294	20,397	69,325	60,553
Gross profit percentages	72.3%	71.5%	72.2%	71.4%
Fiery
Revenue	$68,580	$63,174	$205,937	$190,287
Gross profit	47,590	42,625	141,471	128,016
Gross profit percentages	69.4%	67.5%	68.7%	67.3%

A reconciliation of our segment gross profit to our condensed consolidated statements of operations for the three and nine months ended September 30, 2014 and 2013 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Segment gross profit	$109,577	$97,697	$317,439	$290,391
Stock-based compensation expense	(780)	(484)	(1,894)	(1,335)

Gross profit	$108,797	$97,213	$315,545	$289,056

Tangible and intangible assets, net of liabilities, are summarized by operating segment as follows (in thousands):

	Industrial	Productivity
September 30, 2014	Inkjet	Software	Fiery
Goodwill	$59,842	$125,037	$64,263
Identified intangible assets, net	27,709	38,302	1,422
Tangible assets, net of liabilities	105,631	(17,650)	17,459

Net tangible and intangible assets	$193,182	$145,689	$83,144

December 31, 2013
Goodwill	$61,704	$106,697	$64,801
Identified intangible assets, net	33,436	33,271	2,015
Tangible assets, net of liabilities	95,350	(14,388)	25,736

Net tangible and intangible assets	$190,490	$125,580	$92,552

Operating segment assets exclude corporate assets, such as cash and cash equivalents, short-term investments, corporate headquarters facility, convertible notes, imputed financing obligation, taxes receivable, and taxes payable.

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

Our revenue by ship-to destination for the three and nine months ended September 30, 2014 and 2013 was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Americas	$116,137	$102,393	$318,685	$296,806
Europe, Middle East, and Africa (“EMEA”)	54,212	52,189	181,652	152,219
Asia Pacific (“APAC”)	27,325	24,241	78,990	81,455
Japan	6,720	4,349	18,307	17,383
APAC, ex Japan	20,605	19,892	60,683	64,072

Total revenue	$197,674	$178,823	$579,327	$530,480

10. Derivatives and Hedging

We are exposed to market risk and foreign currency exchange risk from changes in foreign currency exchange rates, which could affect operating results, financial position, and cash flows. We manage our exposure to these risks through our regular operating and financing activities and, when appropriate, through the use of derivative financial instruments. These derivative financial instruments are used to hedge monetary assets and liabilities, including intercompany transactions and trade receivables, as well as reduce earnings and cash flow volatility resulting from shifts in market rates. Our objective is to offset gains and losses resulting from these exposures with losses and gains on the derivative contracts used to hedge them, thereby reducing volatility of earnings or protecting fair values of assets and liabilities. We do not have any leveraged derivatives, nor do we use derivative contracts for speculative purposes. ASC 815, Derivatives and Hedging, requires the fair value of all derivative instruments, including those embedded in other contracts, to be recorded as assets or liabilities in our Condensed Consolidated Balance Sheet. The related cash flow impacts of our derivative contracts are reflected as cash flows from operating activities.

Our exposures are related to non-U.S. dollar-denominated revenue in Europe, Japan, the U.K., Latin America, China, Australia, and New Zealand and are primarily related to non-U.S. dollar-denominated operating expenses in Europe, India, Japan, the U.K., China, Brazil, and Australia. We hedge our operating expense cash flow exposure in Indian rupees. We hedge remeasurement exposure associated with Brazilian real and Euro-denominated intercompany loans, Euro-denominated trade receivables, and Indian rupee net monetary assets. As of September 30, 2014, we had not entered into hedges against any other currency exposures, but we may consider hedging against movements in other currencies in the future.

By their nature, derivative instruments involve, to varying degrees, elements of market and credit risk. The market risk associated with these instruments resulting from currency exchange movement is expected to offset the market risk of the underlying transactions, assets, and liabilities being hedged (e.g., operating expense exposure in Indian rupees, the collection of Euro-denominated trade receivables, or the settlement of Brazilian real and Euro-denominated intercompany loans). We do not believe there is significant risk of loss from non-performance by the counterparty associated with these instruments because, by policy, we deal with counterparties having a minimum investment grade or better credit rating. Credit risk is managed through the continuous monitoring of exposures to such counterparties.

Cash Flow Hedges

Foreign currency derivative contracts with notional amounts of $3.0 and $2.5 million and net asset/liability amounts that are immaterial have been designated as cash flow hedges of our Indian rupee operating expense exposure at September 30, 2014 and December 31, 2013. The changes in fair value of these contracts are reported as a component of OCI and reclassified to operating expense in the periods of payment of the hedged operating expenses. The amount of ineffectiveness that was recorded in the Condensed Consolidated Statement of Operations for these designated cash flow hedges was immaterial. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.

Balance Sheet Hedges

Forward contracts not designated as hedging instruments with notional amounts of $87.1 and $24.7 million are used to hedge foreign currency balance sheet exposures at September 30, 2014 and December 31, 2013, respectively. They are not designated for hedge accounting treatment since there is a natural offset for the remeasurement of the underlying foreign currency denominated asset or liability. We recognize changes in the fair value of non-designated derivative instruments in earnings in the period of change. Gains (losses) on foreign currency forward contracts used to hedge balance sheet exposures are recognized in interest income and other income (expense), net, in the same period as the remeasurement gain (loss) of the related foreign currency denominated assets and liabilities. Forward contracts not designated as hedging instruments consist of hedges of Brazilian real and Euro-denominated intercompany loans with notional amounts of $67.1 and $24.7 million at September 30, 2014 and December 31, 2013, respectively, and hedges of Euro-denominated trade receivables and Indian rupee net monetary assets with notional amounts of $17.7 and $2.3 million, respectively, at September 30, 2014.

11. Restructuring and Other

During the three and nine months ended September 30, 2014 and 2013, cost reduction actions were taken to lower our quarterly operating expense run rate as we analyzed our cost structure. Our restructuring plans have been implemented to better align our costs with revenue levels and to re-align our cost structure following our business acquisitions. These charges primarily relate to cost reduction actions undertaken to integrate recently acquired businesses, consolidate facilities, and lower our quarterly operating expense run rates. Restructuring and other consists primarily of restructuring, severance, retention, facility downsizing and relocation, and integration expenses. Our restructuring and other plans are accounted for in accordance with ASC 420, Exit or Disposal Cost Obligations, ASC 712, Compensation – Non-Retirement Postemployment Benefits, and ASC 820.

We recognized restructuring and other charges of $3.0 and $5.7 million for the three and nine months ended September 30, 2014, respectively, and $1.2 and $4.4 million for the three and nine months ended September 30, 2013, respectively, primarily consisting of restructuring, severance, retention, integration, and charges to downsize or relocate our facilities. Restructuring and severance charges of $0.8 and $2.5 million related to 26 and 96 head count reductions for the three and nine months ended September 30, 2014, respectively, and $0.6 and $2.0 million related to 22 and 84 head count reductions for the three and nine months ended September 30, 2013, respectively. Severance costs include severance payments, related employee benefits, and outplacement or employee relocation costs. Retention expenses of $0.2 and $0.7 million for the three and nine months ended September 30, 2013, respectively, primarily related to acquisition-related executive deferred compensation cost coinciding with the continuing employment of a former stockholder of an acquired company.

Facilities relocation expenses of $1.8 and $2.0 million were incurred during the three and nine months ended September 30, 2014, respectively, primarily due to the consolidation of our German operations. Facilities relocation expenses of $0.2 and $0.6 million were incurred during the three and nine months ended September 30, 2013, respectively, primarily due to the relocation of certain manufacturing and administrative locations and the relocation of our corporate headquarters. Integration expenses of $0.4 and $1.2 million were incurred during the three and nine months ended September 30, 2014, respectively, and $0.2 and $1.2 million were incurred during the three and nine months ended September 30, 2013, respectively.

Restructuring and other reserve activities for the nine months ended September 30, 2014 and 2013 are summarized as follows (in thousands):

	2014	2013
Reserve balance at January 1,	$873	$1,670
Restructuring	3,794	1,600
Other	1,868	2,843
Non-cash acquisition-related compensation and restructuring	(27)	(748)
Cash payments	(4,029)	(4,091)

Reserve balance at September 30,	2,479	1,274

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

Stock-based compensation expense related to stock options, ESPP purchases, and RSUs under ASC 718 for the three and nine months ended September 30, 2014 and 2013 is summarized as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Stock -based compensation expense by type of award:
Employee stock options	$37	$170	$191	$804
RSUs	7,853	5,478	22,784	15,608
ESPP	1,145	619	2,146	2,297

Total stock-based compensation	9,035	6,267	25,121	18,709
Tax effect on stock-based compensation	(2,554)	(2,530)	(6,968)	(6,278)

Net effect on net income	$6,481	$3,737	$18,153	$12,431

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

Stock options were not granted during the three and nine months ended September 30, 2014 and 2013. The estimated weighted average fair value per share of ESPP shares issued and the assumptions used to estimate fair value for the three and nine months ended September 30, 2014 and 2013 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Weighted average fair value per share	$11.42	$8.31	$11.12	$7.53
Expected volatility	25% - 27%	25% - 35%	25% - 28%	25% - 38%
Risk-free interest rate	0.1% - 0.5%	0.1% - 0.4%	0.1% - 0.5%	0.1% - 0.4%
Expected term (in years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0

Stock options outstanding and exercisable, including performance-based and market-based options, as of September 30, 2014 and activity for the nine months ended September 30, 2014 are summarized below (in thousands, except weighted average exercise price and remaining contractual term):

	Shares outstanding	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Options outstanding at January 1, 2014	1,060	$14.66
Options granted	—	—
Options forfeited and expired	(4)	26.02
Options exercised	(481)	15.75

Options outstanding at September 30, 2014	575	$13.68	3.22	$17,569

Options vested and expected to vest at September 30, 2014	569	$13.67	3.21	$17,368

Options exercisable at September 30, 2014	482	$13.39	3.03	$14,848

Aggregate intrinsic value for stock options represents the difference between the closing price per share of our common stock on the last trading day of the fiscal period and the option exercise price multiplied by the number of in-the-money stock options outstanding, vested and expected to vest, and exercisable at September 30, 2014.

Non-vested RSUs, including performance-based and market-based RSUs, as of September 30, 2014 and activity during the nine months ended September 30, 2014 are summarized below (shares in thousands):

Non-vested shares	Shares	Weighted average grant date fair value
Non-vested at January 1, 2014	2,089	$23.44
Restricted stock granted	1,099	41.18
Restricted stock vested	(1,036)	21.86
Restricted stock forfeited	(172)	24.20

Non-vested at September 30, 2014	1,980	$34.05

Vested RSUs

Performance-based RSUs that vested based on annual financial results are included in the period that the performance criteria were met. The grant date fair value of RSUs vested during the nine months ended September 30, 2014 was $45.2 million. The aggregate intrinsic value at September 30, 2014 for RSUs expected to vest was $74.6 million and the remaining weighted average vesting period was 1.39 years. Aggregate intrinsic value for RSUs vested and expected to vest represents the closing price per share of our common stock on the last trading day of the fiscal period, multiplied by the number of RSUs vested and expected to vest as of September 30, 2014.

Performance-based and Market-based RSUs and Stock Options

Performance-based and market-based RSUs and stock options included in the tables above as of September 30, 2014 and activity for the nine months ended September 30, 2014 are summarized below (in thousands):

	Performance-based		Market-based
	RSUs	Stock Options	RSUs
Non-vested at December 31, 2013	452	16	—

Granted	601	—	34
Vested	(138)	—	—
Forfeited	(116)	—	—

Non-vested at September 30, 2014	799	16	34

We use the BSM option pricing model to value performance-based awards. We use a Monte Carlo option pricing model to value market-based awards. Performance-based and market -based stock options were not granted during the nine months ended September 30, 2014. The estimated grant date fair value per share of performance-based and market-based RSUs granted and the assumptions used to estimate grant date fair value for the nine months ended September 30, 2014 are as follows:

	Performance-based	Market-based
Grant date fair value per share	$40.18 to $41.11	$32.10
Service period (years)	1.0 - 4.0
Derived service period (years)		1.53
Implied volatility		35.0%
Risk-free interest rate		2.3%

Our performance-based RSUs generally vest when specified performance criteria are met based on revenue, non-GAAP operating income, or other targets during the service period; otherwise, they are forfeited. The performance criteria for long-term incentive plans must be achieved during four consecutive quarters during the service period. Non-GAAP operating income is defined as operating income determined in accordance with GAAP, adjusted to remove the impact of certain expenses. The grant date fair value per share determined in accordance with the BSM valuation model is being amortized over the service period of the awards. The probability of achieving the awards was determined based on review of the actual results achieved thus far by each business unit compared with the operating plan during the pertinent service period as well as the overall strength of the business unit. Stock-based compensation expense was adjusted based on this probability assessment. As actual results are achieved during the service period, the probability assessment is updated and stock-based compensation expense adjusted accordingly.

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

On November 6, 2013, the board of directors cancelled $58 million remaining for repurchase under the 2012 authorization and approved a new authorization to repurchase $200 million of outstanding common stock. This authorization expires in November 2016. Under this publicly announced plan, we repurchased 0.1 million shares for an aggregate purchase price of $2.5 million during the year ended December 31, 2013. We repurchased 0.5 and 1.5 million shares for an aggregate purchase price of $21.0 and $65.7 million during the three and nine months ended September 30, 2014, respectively. These repurchases included the use of a portion of the net proceeds from the Notes offering to repurchase of 0.2 million shares for an aggregate purchase price of $10.0 million as authorized under the stock repurchase program in a privately negotiated transaction concurrently with the closing of the Notes offering effected through one of the initial purchasers as our agent.

Our employees have the option to surrender shares of common stock to satisfy their tax withholding obligations that arise on the vesting of RSUs. In addition, certain employees can surrender shares to satisfy the exercise price of certain stock options and any tax withholding obligations incurred in connection with such exercises. Employees surrendered 0.2 and 0.5 million shares for an aggregate purchase price of $7.1 and $23.1 million for the three and nine months ended September 30, 2014, respectively, and 0.2 and 0.5 million shares for an aggregate purchase price of $6.0 and $13.9 million for the three and nine months ended September 30, 2013, respectively.

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

14. Accounts Receivable

Financing Receivables

We had financing receivables of $3.4 and $5.2 million consisting of $2.6 and $4.3 million of sales-type lease receivables, included within other current assets and other assets, and $0.8 and $0.9 million of trade receivables having a contractual maturity in excess of 360 days at September 30, 2014 and December 31, 2013, respectively. The credit quality of financing receivables are evaluated on the same basis as trade receivables. We have not experienced material amounts of past due financing receivables.

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

We have facilities in Spain that enable us to sell to third parties, on an ongoing basis, certain trade receivables without recourse. Trade receivables sold without recourse are generally short-term receivables with payment due dates of less than one year, which are secured by international letters of credit. Trade receivables sold under these facilities were $1.1 and $5.6 million during the three and nine months ended September 30, 2014, respectively, and $8.3 million during the year ended December 31, 2013, which approximates the cash received.

We have facilities in the U.S. that enable us to sell to third parties, on an ongoing basis, certain trade receivables with recourse. The trade receivables sold with recourse are generally short-term receivables with payment due dates of less than 10 days from the date of sale, which are subject to a servicing obligation. Trade receivables sold under these facilities were $7.1 and $13.9 million during the three and nine months ended September 30, 2014, respectively, and $12.9 million during the year ended December 31, 2013, which approximates the cash received. We report collections from the sale of trade receivables to third parties as operating cash flows in the Condensed Consolidated Statements of Cash Flows because such receivables are the result of an operating activity and the associated interest rate risk is de minimis.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make judgments, assumptions, and estimates that affect the amounts reported. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably possible could materially impact the financial statements. Management believes there have been no significant changes during the nine months ended September 30, 2014 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2013.

Recent Accounting Pronouncements

See Note 1 of our Notes to Condensed Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption.

Overview

We completed a private placement of $345 million principal amount of 0.75% Convertible Senior Notes due 2019 (“Notes”) in September 2014. The Notes were sold under a purchase agreement entered into among the Company, Morgan Stanley & Co., LLC, and Goldman, Sachs & Co., (together, the “Initial Purchasers”). The Notes were sold to the Initial Purchasers in reliance on an exemption from registration provided by Section 4 (a)(2) of the Securities Act of 1933, as amended (“Securities Act”) for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The net proceeds from this offering were approximately $336.4 million, after deducting the Initial Purchasers’ discounts and commissions and the estimated offering expenses payable by us. As described more fully in Note 6 – Convertible Senior Notes, Note Hedges, and Warrants, we used approximately $29.4 million of the net proceeds to pay the cost of the Note Hedges (after such cost was partially offset by the proceeds from the Warrant transactions).

In connection with the issuance of the Notes, we entered into an indenture with U.S. Bank, N.A., as trustee. Under the indenture, the Notes are senior unsecured obligations with interest payable semiannually in arrears on March 1 and September 1 of each year, commencing March 1, 2015. The Notes will mature on September 1, 2019, unless previously purchased or converted in accordance with their terms prior to such date. We may not redeem the Notes prior to maturity; however, holders of the Notes may convert them at certain times and upon the occurrence of certain events in the future.

Key financial results for the three and nine months ended September 30, 2014 were as follows:

•

Our results of operations for the three and nine months ended September 30, 2014 compared with the three and nine months ended September 30, 2013 reflect revenue growth, consistent gross profit, consistent operating expenses as a percentage of revenue, and increased foreign exchange loss. Our revenue growth was driven by increased revenue in all three operating segments. We completed our acquisitions of DIMS, DirectSmile, Rhapso, and SmartLinc in 2014. We completed our acquisitions of Lector Computersysteme GmbH (“Lector”), Metrix, GamSys, and PrintLeader in 2013. Their results are included in our results of operations commencing on their respective acquisition dates.

•

Our consolidated revenue increased by 11% and 9% or $18.9 and $48.8 million, during the three and nine months ended September 30, 2014, respectively, compared with the three and nine months ended September 30, 2013. Industrial Inkjet, Productivity Software, and Fiery revenue increased by $8.4, $5.1, and $5.4 million during the three months ended September 30, 2014, respectively, and by $21.9, $11.3, and $15.7 million, during the nine months ended September 30, 2014, respectively, as compared with the same periods in the prior year. Recurring ink and maintenance revenue increased by 18% during the three months ended September 30, 2014 compared with the same period in the prior year and represented 29% of consolidated revenue.

•

Our gross profit percentage was comparable at 55% and 54% during the three and nine months ended September 30, 2014, respectively, compared with 54% during the three and nine months ended September 30, 2013.

•

Operating expenses increased by $12.5 and $25.5 million during the three and nine months ended September 30, 2014, respectively, compared with the three and nine months ended September 30, 2013. Operating expenses increased as a percentage of revenue from 47% and 48% percent of revenue during the three and nine months ended September 30, 2013, respectively, to 49% and 48% of revenue during the three and nine months ended September 30, 2014, respectively, primarily related to increased stock-based compensation expense and facilities-related restructuring expenses related to the consolidation of our operations in Germany. Personnel-related expenses increased primarily due to head count increases related to our business acquisitions. These expenses are net of various cost reduction actions including reduced variable compensation, prototype and non-recurring engineering spending, and other discretionary spending.

•

Interest expense increased by $0.7 million during the three months ended September 30, 2014, and decreased by $0.3 million during the nine months ended September 30, 2013, compared with the corresponding periods in the prior year. Interest expense during the three and nine months ended September 30, 2014, consists primarily of interest expense related to our Notes and imputed interest expense related to our build-to-suit lease, which is compared with imputed interest expense related to the deferred proceeds from sale of building and land, net of capitalized interest related to our new corporate headquarters, and imputed interest expense related to our build-to-suit lease during the three and nine months ended September 30, 2013.

•

Interest income and other income (expense), net, decreased from a gain of $1.5 million during the three months ended September 30, 2013, to a loss of $5.0 million during the three months ended September 30, 2014, primarily due to the foreign exchange loss of $5.2 million during the three months ended September 30, 2014, compared to a foreign exchange gain of $1.3 million during the three months ended September 30, 2013, resulting from revaluation of foreign currency denominated net assets (mainly denominated in Euros, British pounds sterling, and Indian rupees).

•

Interest income and other income (expense), net, decreased from a loss of $0.2 million during the nine months ended September 30, 2013, to a loss of $4.7 million during the nine months ended September 30, 2014, primarily due to the foreign exchange loss of $5.6 million during the nine months ended September 30, 2014, compared to a foreign exchange loss of $0.8 million during the nine months ended September 30, 2013, resulting from revaluation of foreign currency denominated net assets (mainly denominated in Euros, British pounds sterling, and Indian rupees).

•

We recognized tax provisions of $2.0 and $8.0 million on pre-tax operating income of $6.9 and $29.8 million during the three and nine months ended September 30, 2014, respectively, compared to tax benefits of $1.1 and $0.9 million on pre-tax operating income of $15.0 and $33.0 million during the three and nine months ended September 30, 2013, respectively. These provisions and benefits include the recognition of previously unrecognized tax benefits during the three and nine months ended September 30, 2014 and 2013, tax benefit resulting from the increased valuation of intangible assets for Brazilian tax reporting during the nine months ended September 30, 2014, and the retroactive renewal of the U.S. federal research and development tax credit during the nine months ended September 30, 2013.

Results of Operations

Our Condensed Consolidated Statements of Operations as a percentage of total revenue for the three and nine months ended September 30, 2014 and 2013 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenue	100%	100%	100%	100%
Gross profit	55	54	54	54
Operating expenses:
Research and development	17	18	17	18
Sales and marketing	18	19	18	19
General and administrative	9	6	9	7
Restructuring and other	2	1	1	1
Amortization of identified intangibles	3	3	3	3

Total operating expenses	49	47	48	48

Income from operations	6	7	6	6
Interest expense	—	—	—	—
Interest income and other income (expense), net	(3)	1	(1)	—

Income before income taxes	3	8	5	6
Benefit from (provision for) income taxes	(1)	1	(1)	—

Net income	2%	9%	4%	6%

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

On a sequential basis, revenue increased by $4.7 million, or 2%, during the third quarter compared to second quarter 2014 results, due to increased Industrial Inkjet and Productivity Software revenue, and comparable Fiery revenue. The Industrial Inkjet revenue increase was due to increased sales of super-wide and wide format digital inkjet printers and increased UV and LED ink revenue, partially offset by decreased revenue from ceramic tile decoration digital inkjet printers due to the slowdown in the Chinese construction industry.

Revenue by Operating Segment for the Three Months Ended September 30, 2014 and 2013

Our revenue by operating segment for the three months ended September 30, 2014 and 2013 was as follows (in thousands):

	Three months ended September 30,
		Percent		Percent	Change
	2014	of total	2013	of total	$	%
Industrial Inkjet	$95,472	48%	$87,117	49%	$8,355	10%
Productivity Software	33,622	17	28,532	16	5,090	18
Fiery	68,580	35	63,174	35	5,406	9

Total revenue	$197,674	$100%	$178,823	$100%	$18,851	11%

Overview

Our consolidated revenue increased by approximately 11%, or $18.9 million, from $178.8 million for the three months ended September 30, 2013 to $197.7 million for the three months ended September 30, 2014 consisting of increased Industrial Inkjet, Productivity Software, and Fiery revenue of $8.4, $5.1, and $5.4 million, respectively. Our revenue growth was primarily driven by the strength of our Industrial Inkjet operating segment in the digital printing markets in which it participates, the benefits of the acquisition strategy in our Productivity Software operating segment with respect to both product offerings and our distribution channel, and product launches by the leading printer manufacturers in the Fiery operating segment.

Industrial Inkjet Revenue

Industrial Inkjet revenue increased by 10% during the three months ended September 30, 2014, compared with the three months ended September 30, 2013. Industrial Inkjet revenue in the super-wide and wide format products lines is benefiting from the ongoing analog to digital and solvent to UV migration. The Industrial Inkjet revenue increase was primarily due to:

•	significantly increased UV and LED ink revenue,

•	strong demand for our products incorporating LED technology such as:

•	the GS5500r 5-meter digital UV inkjet super-wide format printer,

•	the newly launched H1625 digital UV inkjet wide format printer,

•	the HS100 digital UV inkjet press representing an alternative to analog presses, and

•	other super-wide and wide format digital inkjet printers,

•	partially offset by decreased ceramic tile decoration digital inkjet printer revenue as the Chinese construction market continues to be weak and companies are delaying investment in new equipment.

Productivity Software Revenue

Productivity Software revenue increased by 18% during the three months ended September 30, 2014, compared with the three months ended September 30, 2013, primarily due to increased recurring maintenance revenue resulting from our business acquisition strategy; increased Radius and Metrics license revenue, as well as license and subscription revenue from recently acquired businesses. Productivity Software revenue benefited from our acquisitions of Rhapso, SmartLinc, DirectSmile, and DIMS, which closed in 2014, and Metrix and Lector, which closed during the fourth quarter of 2013. Our Productivity Software revenue is benefiting from the need for printing companies to improve productivity and efficiency through business process automation growth.

Fiery Revenue

Fiery revenue increased by 9% during the three months ended September 30, 2014, compared with the three months ended September 30, 2013. Although end customer and reseller preference for Fiery products drives demand, most Fiery revenue relies on printer manufacturers to design, develop, and integrate Fiery technology into their print engines. Fiery revenue continues to benefit from new product launches by these printer manufacturers resulting in increased stand-alone DFE revenue, favorable mix of DFE and software revenue, increased sales of Entrac self-service payment solutions, and low reseller inventory.

Revenue by Operating Segment for the Nine Months Ended September 30, 2014 and 2013

Our revenue by operating segment for the nine months ended September 30, 2014 and 2013 was as follows (in thousands):

	Nine months ended September 30,
		Percent		Percent	Change
	2014	of total	2013	of total	$	%
Industrial Inkjet	$277,315	48%	$255,423	48%	$21,892	9%
Productivity Software	96,075	16	84,770	16	11,305	13
Fiery	205,937	36	190,287	36	15,650	8

Total revenue	$579,327	$100%	$530,480	$100%	$48,847	9%

Overview

Our consolidated revenue increased by approximately 9%, or $48.8 million, from $530.5 million for the nine months ended September 30, 2013 to $579.3 million for the nine months ended September 30, 2014 consisting of increased Industrial Inkjet, Productivity Software, and Fiery revenue of $21.9, $11.3, and $15.7 million, respectively.

Industrial Inkjet Revenue

Industrial Inkjet revenue increased by 9% during the nine months ended September 30, 2014, compared with the nine months ended September 30, 2013. We continue to experience growth resulting from the ongoing analog to digital and solvent to UV migration. The Industrial Inkjet revenue increase was led by significantly increased UV and LED ink revenue, strong demand for our UV digital inkjet printers incorporating “cool cure” LED technology and our digital UV inkjet press incorporating LED technology, and increased shipments of label and packaging digital inkjet printers. UV ink revenue increased as a result of the high utilization that our UV printers are experiencing in the field, partially offset by decreased solvent printer installed base demand measured by solvent ink usage. Super-wide and wide format digital UV inkjet printer revenue increases have been partially offset by decreased ceramic tile decoration digital inkjet printer revenue as a result of the slowdown in the Chinese construction market.

Productivity Software Revenue

Productivity Software revenue increased by 13% during the nine months ended September 30, 2014, compared with the nine months ended September 30, 2013, primarily due to increased Radius, Pace, and PrintStream license revenue and revenue from recently acquired businesses. Productivity Software revenue benefited from our acquisitions of Rhapso, SmartLinc, DirectSmile, and DIMS, which closed in 2014, and Metrix and Lector, which closed during the fourth quarter of 2013.

Fiery Revenue

Fiery revenue increased by 8% during the nine months ended September 30, 2014, compared with the nine months ended September 30, 2013. Although end customer and reseller channel preference for Fiery products drives demand, most Fiery revenue relies on printer manufacturers to design, develop, and integrate Fiery technology into their print engines. The Fiery revenue increase is primarily due to new product launches by these printer manufacturers resulting in increased controller and embedded server revenue, professional service revenue, and Entrac revenue.

Revenue by Geographic Area for the Three Months Ended September 30, 2014 and 2013

Our revenue by geographic area for the three months ended September 30, 2014 and 2013 was as follows (in thousands):

	Three months ended September 30,
		Percent		Percent	Change
	2014	of total	2013	of total	$	%
Americas	$116,137	59%	$102,393	57%	$13,744	13%
EMEA	54,212	27	52,189	29	2,023	4
APAC	27,325	14	24,241	14	3,084	13
Japan	6,720	3	4,349	3	2,371	55
APAC, ex Japan	20,605	11	19,892	11	713	4

Total revenue	$197,674	100%	$178,823	100%	$18,851	11%

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

Americas revenue increased by 13% for the three months ended September 30, 2014, compared with the three months ended September 30, 2013, resulting from increased revenue in all three operating segments.

EMEA revenue increased by 4% for the three months ended September 30, 2014, compared with the three months ended September 30, 2013, primarily due to increased Productivity Software revenue. We drove significant sales into the EMEA region through our 2014 acquisitions of SmartLinc, Rhapso, DirectSmile, and DIMS. The Industrial Inkjet operating segment experienced increased revenue from super-wide format digital UV inkjet printers, which was substantially offset by decreased ceramic tile decoration digital inkjet printer revenue.

Japan revenue growth has returned during the three months ended September 30, 2014, which increased by 55% compared with the three months ended September 30, 2013, resulting from increased Fiery and Industrial Inkjet revenue.

APAC revenue, excluding Japan, increased by 4% for the three months ended September 30, 2014, compared with the three months ended September 30, 2013, primarily due to increased Productivity Software revenue. The Industrial Inkjet operating segment experienced increased revenue from super-wide format digital UV inkjet printers, which was substantially offset by decreased ceramic tile decoration digital inkjet printer revenue primarily due to decreased ceramic tile decoration digital inkjet printer revenue in China.

Revenue by Geographic Area for the Nine Months Ended September 30, 2014 and 2013

Our revenue by geographic area for the nine months ended September 30, 2014 and 2013 was as follows (in thousands):

	Nine months ended September 30,
		Percent		Percent	Change
	2014	of total	2013	of total	$	%
Americas	$318,685	55%	$296,806	56%	$21,879	7%
EMEA	181,652	31	152,219	29	29,433	19
APAC	78,990	14	81,455	15	(2,465)	(3)
Japan	18,307	3	17,383	3	924	5
APAC, ex Japan	60,683	11	64,072	12	(3,389)	(5)

Total revenue	$579,327	100%	$530,480	100%	$48,847	9%

Americas revenue increased by 7% for the nine months ended September 30, 2014 compared with the nine months ended September 30, 2013, resulting from increased revenue in all three of our operating segments. A decrease in ceramic tile decoration digital inkjet revenue partially offset strong growth in super-wide and wide format digital UV inkjet printer revenue.

EMEA revenue increased by 19% for the nine months ended September 30, 2014 compared with the nine months ended September 30, 2013, resulting from double digit percentage growth in super-wide and wide format digital UV inkjet printers, ink, and service, Productivity Software, and Fiery revenue. Ceramic tile digital inkjet revenue was comparable to the prior year.

Japan revenue increased by 5% for the nine months ended September 30, 2014, compared with the nine months ended September 30, 2013, primarily due to revenue from super-wide and wide format digital UV inkjet printers.

APAC revenue, excluding Japan, decreased by 5% for the nine months ended September 30, 2014, compared with the nine months ended September 30, 2013, primarily due to reduced revenue from ceramic tile decoration digital inkjet revenue resulting from the slowdown in the Chinese construction industry.

Revenue Concentration

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

Although end customer and reseller channel preference for Fiery products drives demand, most Fiery revenue relies on printer manufacturers to design, develop, and integrate Fiery technology into their print engines. A significant portion of our revenue is, and has been, generated by sales of our Fiery DFE products to a relatively small number of leading printer manufacturers. For the three and nine months ended September 30, 2014, Xerox provided 12% and 11% of consolidated revenue, respectively, in the aggregate. For the three and nine months ended September 30, 2013, Xerox provided 13% and 12% of consolidated revenue, respectively, in the aggregate.

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

Gross Profit

Gross profit by operating segment, excluding stock-based compensation, for the three and nine months ended September 30, 2014 and 2013, was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Industrial Inkjet
Revenue	$95,472	$87,117	$277,315	$255,423
Gross profit	37,693	34,675	106,643	101,822
Gross profit percentages	39.5%	39.8%	38.5%	39.9%
Productivity Software
Revenue	$33,622	$28,532	$96,075	$84,770
Gross profit	24,294	20,397	69,325	60,553
Gross profit percentages	72.3%	71.5%	72.2%	71.4%
Fiery
Revenue	$68,580	$63,174	$205,937	$190,287
Gross profit	47,590	42,625	141,471	128,016
Gross profit percentages	69.4%	67.5%	68.7%	67.3%

A reconciliation of our segment gross profit to our condensed consolidated statements of operations for the three and nine months ended September 30, 2014 and 2013 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Segment gross profit	$109,577	$97,697	$317,439	$290,391
Stock-based compensation expense	(780)	(484)	(1,894)	(1,335)

Gross profit	$108,797	$97,213	$315,545	$289,056

Our gross profit percentage was comparable at 55% and 54% during the three and nine months ended September 30, 2014, respectively, compared with 54% during the three and nine months ended September 30, 2013. For the three and nine months ended September 30, 2014, increased Productivity Software and Fiery gross profit percentages were offset by a decrease in the Industrial Inkjet gross profit percentage. The decline of 0.3 and 1.4 percentage points in the Industrial Inkjet gross margin percentage during the three and nine months ended September 30, 2014, respectively, was primarily driven by relatively fixed manufacturing costs being spread over lower ceramic tile decoration digital inkjet printer revenue. The increase in the Productivity Software gross profit percentage of 0.8 percentage points during the three and nine months ended September 30, 2014 and 2013, resulted primarily from increased revenue. The increase in Fiery gross profit percentages of 1.9 and 1.4 percentage points during the three and nine months ended September 30, 2014, respectively, resulted from favorable mix of higher margin products sold during the respective periods.

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

Many of our products and subassemblies are manufactured by subcontract manufacturers that purchase most of the necessary components. If our subcontract manufacturers cannot obtain necessary components at favorable prices, we could experience increased product costs. We purchase certain components directly including processors, memory, certain ASICs, and software licensed from various sources, which include Adobe PostScript ® software.

Operating Expenses

Operating expenses for the three and nine months ended September 30, 2014 and 2013 were as follows (in thousands):

	Three months ended September 30,				Nine months ended September 30,
			Change				Change
	2014	2013	$	%	2014	2013	$	%
Research and development	$33,840	$32,021	$1,819	6%	$100,563	$95,180	$5,383	6%
Sales and marketing	36,113	34,885	1,228	4	107,902	102,133	5,769	6
General and administrative	17,617	10,468	7,149	68	49,973	37,509	12,464	33
Restructuring and other	3,021	1,196	1,825	153	5,662	4,443	1,219	27
Amortization of identified intangibles	5,284	4,767	517	11	15,266	14,640	626	4

Total operating expenses	$95,875	$83,337	$12,538	15%	$279,366	$253,905	$25,461	10%

Operating expenses increased by $12.5 and $25.5 million, or 15% and 10% during the three and nine months ended September 30, 2014, respectively. Operating expenses increased as a percentage of revenue from 47% and 48% percent of revenue during the three and nine months ended September 30, 2013, respectively, to 49% of revenue during the three and nine months ended September 30, 2014, primarily related to increased stock-based compensation expense due to a comparable number of RSUs granted, but at a higher stock price, and facilities-related restructuring expenses related to the consolidation of our operations in Germany. Personnel-related expenses increased primarily due to head count increases related to our business acquisitions. These expenses are net of various cost reduction actions including reduced variable compensation, prototype and non-recurring engineering spending, and other discretionary spending.

Research and Development

Research and development expenses include personnel, consulting, travel, research and development facilities, and prototype materials expenses.

Research and development expenses for the three months ended September 30, 2014 were $33.8 million, or 17% of revenue, compared to $32.0 million, or 18% of revenue, for the three months ended September 30, 2013, an increase of $1.8 million, or 6%. Personnel-related expenses increased by $1.7 million primarily due to head count increases related to our business acquisitions, partially offset by reduced variable compensation. Prototypes and non-recurring engineering, consulting, contractor, freight, and related travel expenses decreased by $0.4 million. Stock-based compensation expense increased by $0.3 million primarily due to the increased fair value of grants.

Research and development expenses for the nine months ended September 30, 2014 were $100.6 million, or 17% of revenue, compared to $95.2 million, or 18% revenue, for the nine months ended September 30, 2013, an increase of $5.4 million, or 6%. Personnel-related expenses increased by $3.9 million primarily due to head count increases related to our business acquisitions, partially offset by reduced variable compensation. Prototypes and non-recurring engineering, consulting, contractor, and related travel expenses increased by $0.5 million primarily due to accelerated product development efforts in advance of new product launches earlier in 2014. Stock-based compensation expense increased by $1.0 million primarily due to the increased fair value of grants.

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

Sales and marketing expenses for the three months ended September 30, 2014 were $36.1 million, or 18% of revenue, compared to $34.9 million, or 18% of revenue, for the three months ended September 30, 2013, an increase of $1.2 million, or 4%. Personnel-related expenses increased by $0.3 million primarily due to head count increases related to our business acquisitions, partially offset by reduced commissions and variable compensation. Trade show and marketing program spending, including consulting, contractor, travel, and freight, has increased by $0.3 million. Stock-based compensation expense increased by $0.2 million primarily due to the increased fair value of grants. The remaining increase of $0.4 million is primarily due to facility and information technology expenses related to our sales and marketing activities.

Sales and marketing expenses for the nine months ended September 30, 2014 were $107.9 million, or 19% of revenue, compared to $102.1 million, or 19% of revenue, for the nine months ended September 30, 2013, an increase of $5.8 million, or 6%. Personnel-related expenses increased by $2.8 million primarily due to head count increases related to our business acquisitions, partially offset by reduced variable compensation. Trade show and marketing program spending, including consulting, contractor, travel, and freight, has increased by $0.9 million. Stock-based compensation expense increased by $0.9 million primarily due to the increased fair value of grants. The remaining increase of $1.2 million is primarily due to facility and information technology expenses related to our sales and marketing activities.

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

General and administrative expenses for the three months ended September 30, 2014 were $17.6 million, or 9% of revenue, compared to $10.5 million, or 6% of revenue, for the three months ended September 30, 2013, an increase of $7.1 million, or 68%. Stock-based compensation expense increased by $2.0 million primarily due to the increased fair value of grants. Imputed sublease income of $1.0 million, partially offset by imputed depreciation of $0.4 million, was accrued as of September 30, 2013 related to the deferred proceeds from sale of building and land. Acquisition-related expenses increased by $0.4 million as a result of two acquisitions during the third quarter of 2014. Legal and travel expenses increased by $0.7 million due to increased litigation activity and settlements in the current quarter. Litigation settlement expenses increased general and administrative expenses by $3.9 million compared with 2013 due to the settlement of the Kerajet patent infringement claim in 2013, which resulted in the release of $3.3 million of litigation reserves compared with litigation settlement expense of $0.6 million in 2014. The remaining increase of $0.9 million is primarily due to facility expenses related to our new corporate headquarters.

The estimated probability or actual achievement of several earnout performance targets was reduced during the three months ended September 30, 2014, net of earnout interest accretion, resulting in a reduction of the associated liability and a credit to general and administrative expense of $0.6 million. The estimated probability or actual achievement of several earnout performance targets was increased during the three months ended September 30, 2013, including earnout interest accretion, resulting in an increase in the associated liability and a charge to general and administrative expense of $0.4 million.

General and administrative expenses for the nine months ended September 30, 2014 were $50.0 million, or 9% of revenue, compared to $37.5 million, or 7% revenue, for the nine months ended September 30, 2013, an increase of $12.5 million, or 33%. Stock-based compensation expense increased by $4.0 million primarily due to the increased fair value of grants. Imputed sublease income of $2.7 million, partially offset by imputed depreciation of $1.2 million, has been accrued during the nine months ended September 30, 2013 related to the deferred proceeds from sale of building and land. Acquisition-related expenses increased by $0.4 million as a result of four acquisitions in 2014 compared with two acquisitions in 2013. Legal and travel expenses increased by $1.0 million due to increased litigation activity and settlements in the current quarter. Litigation settlement expenses increased general and administrative expenses by $4.2 million compared with 2013 due to the settlement of the Kerajet patent infringement claim in 2013, which resulted in the release of $3.3 million of litigation reserves compared with litigation settlement expense of $0.9 million in 2014. The remaining increase of $3.2 million is primarily due to facility expenses related to our new corporate headquarters.

The estimated probability or actual achievement of several earnout performance targets was reduced during the nine months ended September 30, 2014, net of earnout interest accretion, resulting in a reduction of the associated liability and a credit to general and administrative expense of $2.2 million. A similar change in the estimated probability or actual achievement of several earnout performance targets during the nine months ended September 30, 2013 resulted in a reduction of the associated liability and a credit to general and administrative expense of $0.4 million in the prior year.

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

Stock-based compensation expenses were $9.0 and $6.3 million for the three months ended September 30, 2014 and 2013, respectively, an increase of $3.3 million, primarily due to our increased stock price and RSUs granted during the quarter. Stock-based compensation expenses were $25.2 and $18.7 million for the nine months ended September 30, 2014 and 2013, respectively, an increase of $6.5 million, primarily due to comparable number of RSUs granted compared to prior quarters, but at a higher stock price.

Restructuring and Other

During the three and nine months ended September 30, 2014 and 2013, cost reduction actions were taken to lower our quarterly operating expense run rate as we analyzed our cost structure. Our restructuring plans have been implemented to better align our costs with revenue levels and to re-align our cost structure following our business acquisitions. These charges primarily relate to cost reduction actions undertaken to integrate recently acquired businesses, consolidate facilities, and lower our quarterly operating expense run rates. Restructuring and other consists primarily of restructuring, severance, retention, facility downsizing and relocation, and integration expenses. Our restructuring and other plans are accounted for in accordance with ASC 420, ASC 712, and ASC 820.

We recognized restructuring and other charges of $3.0 and $5.7 million for the three and nine months ended September 30, 2014, respectively, and $1.2 and $4.4 million for the three and nine months ended September 30, 2013, respectively, primarily consisting of restructuring, severance, retention, integration, and charges to downsize or relocate our facilities. Restructuring and severance charges of $0.8 and $2.5 million related to 26 and 96 head count reductions for the three and nine months ended September 30, 2014, respectively, and $0.6 and $2.0 million related to 22 and 84 head count reductions for the three and nine months ended September 30, 2013, respectively. Severance costs include severance payments, related employee benefits, and outplacement or employee relocation costs. Retention expenses of $0.2 and $0.7 million for the three and nine months ended September 30, 2013, respectively, primarily related to acquisition-related executive deferred compensation cost coinciding with the continuing employment of a former stockholder of an acquired company.

Facilities relocation expenses of $1.8 and $2.0 million were incurred during the three and nine months ended September 30, 2014, respectively, primarily due to the consolidation of our German operations. Facilities relocation expenses of $0.2 and $0.6 million were incurred during the three and nine months ended September 30, 2013, respectively, primarily due to the relocation of certain manufacturing and administrative locations and the relocation of our corporate headquarters. Integration expenses of $0.4 and $1.2 million were incurred during the three and nine months ended September 30, 2014, respectively, and $0.2 and $1.2 million were incurred during the three and nine months ended September 30, 2013, respectively.

Amortization of Identified Intangibles

Amortization of identified intangibles for the three months ended September 30, 2014 was $5.3 million, or 3% of revenue, compared to $4.8 million, or 3% of revenue, for the three months ended September 30, 2013, an increase of $0.5 million, or 11%. Amortization of identified intangibles for the nine months ended September 30, 2014 was $15.3 million, or 3% of revenue, compared to $14.6 million, or 3% of revenue, for the nine months ended September 30, 2013, an increase of $0.7 million, or 4%. The intangible amortization increase is primarily due to the amortization of intangible assets identified through the DIMS, DirectSmile, Rhapso, SmartLinc, Lector, and Metrix acquisitions, partially offset by Pace, Entrac, Streamline, and Raster intangible assets becoming fully amortized during the respective periods.

Interest Expense

Interest expense for the three months ended September 30, 2014 was $1.1 million compared to $0.4 million for the three months ended September 30, 2013, an increase of $0.7 million. Interest expense increased primarily due to $0.8 million of interest expense related to our Notes and increased imputed interest expense of $0.2 million related to our build-to-suit lease, partially offset by imputed interest expense of $0.9 million related to the deferred proceeds from sale of building and land in 2013, net of capitalized interest of $0.6 million, related to our new corporate headquarters.

Interest expense for the nine months ended September 30, 2014 was $1.6 million compared to $2.0 million for the nine months ended September 30, 2013, a decrease of $0.4 million. Interest expense decreased primarily due to $0.8 million of interest expense related to our Notes, increased imputed interest expense of $0.6 million related to our build-to-suit lease, offset by imputed interest expense of $2.7 million related to the deferred proceeds from sale of building and land in 2013, net of capitalized interest of $0.9 million related to our new corporate headquarters.

Interest Income and Other Income (Expense), Net

Interest income and other income (expense), net, includes interest income, gains and losses from sales of our cash equivalents and short-term investments, and net foreign currency transaction gains and losses.

Interest income and other income (expense), net, decreased from a gain of $1.5 million during the three months ended September 30, 2013, to a loss of $5.0 million during the three months ended September 30, 2014, primarily due to the foreign exchange loss of $5.2 million during the three months ended September 30, 2014, compared to a foreign exchange gain of $1.3 million during the three months ended September 30, 2013, resulting from the revaluation of our foreign currency denominated net assets (mainly denominated in Euros, British pounds sterling, and Indian rupees).

Interest income and other income (expense), net, decreased from a loss of $0.2 million during the nine months ended September 30, 2013, to a loss of $4.7 million during the nine months ended September 30, 2014, primarily due to the foreign exchange loss of $5.6 million during the nine months ended September 30, 2014, compared to a foreign exchange loss of $0.8 million during the nine months ended September 30, 2013, resulting from the revaluation of our foreign currency denominated net assets (mainly denominated in Euros, British pounds sterling, and Indian rupees).

Income Before Income Taxes

The components of income before income taxes are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
U.S.	$9,483	$(1,343)	$15,306	$(1,198)
Foreign	(2,631)	16,337	14,518	34,231

Total	$6,852	$14,994	$29,824	$33,033

For the three months ended September 30, 2014, pretax net income of $6.9 million consisted of a U.S. pretax net income of $9.5 million and foreign pretax net loss of $2.6 million. The pretax net income attributable to U.S. operations included amortization of identified intangibles of $1.7 million, stock-based compensation of $9.0 million, restructuring and other of $0.6 million, acquisition-related costs of $0.5 million, litigation settlement expense of $0.7 million, and interest expense related to our Notes of $0.9 million. The pretax net loss attributable to foreign operations included amortization of identified intangibles of $3.5 million, and restructuring and other of $2.4 million, , partially offset by the change in fair value of contingent consideration of $0.7 million. The exclusion of these items from net income would result in a U.S. and foreign pretax net income of $22.9 and $2.6 million, respectively, for the three months ended September 30, 2014.

For the nine months ended September 30, 2014, pretax net income of $29.8 million consisted of U.S. and foreign pretax net income of $15.3 and $14.5 million, respectively. The pretax net income attributable to U.S. operations included amortization of identified intangibles of $5.3 million, stock-based compensation of $25.2 million, restructuring and other of $1.9 million, acquisition-related costs of $1.1 million, and litigation settlement expense of $0.9 million, and interest expense related to our Notes of $0.9 million. The pretax net income attributable to foreign operations included amortization of identified intangibles of $10.0 million, restructuring and other of $3.8 million, and earnout interest accretion of $0.5 million, partially offset by the change in fair value of contingent consideration of $2.7 million. The exclusion of these items from net income would result in a U.S. and foreign pretax net income of $50.6 and $26.1 million, respectively, for the nine months ended September 30, 2014.

For the three months ended September 30, 2013, pretax net income of $15.0 million consisted of a U.S. pretax net loss of $1.4 million and foreign pretax net income of $16.4 million. The pretax net loss attributable to U.S. operations included amortization of identified intangibles of $1.9 million, stock-based compensation of $6.3 million, and restructuring and other of $0.5 million, partially offset by imputed net expenses related to the deferred property transaction of $0.3 million. The pretax net income attributable to foreign operations included amortization of identified intangibles of $2.9 million, restructuring and other of $0.7 million, and earnout interest accretion of $0.3 million, partially offset by the release of reserves related to the Kerajet patent litigation of $3.3 million. The exclusion of these items from net income would result in a U.S. and foreign pretax net income of $7.0 and $17.0 million, respectively, for the three months ended September 30, 2013.

For the nine months ended September 30, 2013, pretax net income of $33.0 million consisted of U.S. pretax net loss of $1.2 million and foreign pretax net income of $34.2 million. The pretax net loss attributable to U.S. operations included amortization of identified intangibles of $6.4 million, stock-based compensation of $18.7 million, restructuring and other of $2.3 million, acquisition-related costs of $0.8 million, and imputed net expenses related to the deferred property transaction of $0.3 million, partially offset by change in fair value of contingent consideration of $1.7 million. The pretax net income attributable to foreign operations included amortization of identified intangibles of $8.2 million, restructuring and other of $2.2 million, and change in fair value of contingent consideration of $0.3 million, partially offset by the release of reserves related to the Kerajet patent litigation of $3.3 million. The exclusion of these items from net income would result in a U.S. and foreign pretax net income of $25.6 and $42.5 million, respectively, for the nine months ended September 30, 2013.

Provision for (Benefit from) Income Taxes

We recognized tax provisions of $2.0 and $8.0 million on pretax net income of $6.9 and $29.8 million during the three and nine months ended September 30, 2014, respectively, and tax benefits of $1.1 and $0.9 million on pretax net income of $15.0 and $33.0 million during the three and nine months ended September 30, 2013, respectively. The provisions for income taxes before discrete items reflected in the table below were $4.2 and $13.2 million during the three and nine months ended September 30, 2014, respectively, and $2.7 and $7.0 million during the three and nine months ended September 30, 2013, respectively. The increase in the provision for income taxes before discrete items for the three and nine months ended September 30, 2014, compared with the same periods in the prior year, is due primarily to a decrease in tax benefits from lower foreign tax jurisdictions and tax benefits related to the U.S. federal research and development credit recognized only in 2013.

Primary differences between our recorded tax provision rate and the U.S. statutory rate of 35% include lower taxes on permanently reinvested foreign earnings, the tax effects of stock-based compensation expense pursuant to ASC 718-740, which are non-deductible for tax purposes, and tax benefits related to credits for research and development costs in 2013. During the three and nine months ended September 30, 2014, we recognized $2.3 and $2.4 million, respectively, in previously unrecognized tax benefits primarily as a result of the expiration of the U.S. federal statute of limitations, as compared to the recognition of $3.5 and $3.7 million of previously unrecognized tax benefits during the three and nine months ended September 30, 2013, respectively. During the nine months ended September 30, 2014, we recognized a $3.1 million tax benefit related to the increased valuation of intangible assets for Brazilian tax reporting resulting from the merger of our Brazilian subsidiaries. Pursuant to the American Taxpayer Relief Act of 2012, on January 2, 2013, we recognized a tax benefit of $3.2 million resulting from the renewal of the U.S. federal research and development tax credit retroactive to 2012. ASC 740-10-45-15 requires that the effects of a change in tax law or rates be recognized in the period that includes the enactment date. Accordingly, the portion of the retroactive credit that related to 2012 was entirely recognized on January 2, 2013.

Our tax provision before discrete items is reconciled to our recorded provision for (benefit from) income taxes for the three and nine months ended September 30, 2014 and 2013 as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Provision for income taxes before discrete items	$4.2	$2.7	$13.2	$7.0
Interest related to unrecognized tax benefits	0.1	0.1	0.3	0.3
Benefit related to restructuring and other expenses	0.1	(0.2)	0.1	(1.1)
Benefit related to the 2012 U.S. federal research and development tax credit	—	—	—	(3.2)
Benefit related to merger of Brazilian entities	—	—	(3.1)	—
Non-deductible stock compensation charge	—	—	0.3	—
Deductions related to ESPP dispositions	(0.3)	(0.3)	(0.6)	(0.6)
Provision for (benefit from) reassessment of tax exposure related to filing of prior year tax returns	0.4	0.4	0.4	0.7
Benefit from reversals of uncertain tax positions due to statute of limitation expirations	(2.3)	(3.5)	(2.4)	(3.7)
Benefit from reversals of accrued interest related to uncertain tax positions	(0.2)	(0.3)	(0.2)	(0.3)

Provision for (benefit from) income taxes	$2.0	$(1.1)	$8.0	$(0.9)

The provision for reassessment of tax exposure related to the filing of prior year tax returns of $0.4 and $0.7 million for the three and nine months ended September 30, 2013, respectively, in the table above consists of $1.8 million of tax expense required to correctly state our prior year tax provision, which was partially offset by $1.4 and $1.1 million change in estimate for items recognized in the prior year. The prior year adjustment is required to correctly state our tax provision subsequent to the realignment of the ownership of our intellectual property that is described more fully below. We have determined that the impact of the prior year adjustment is immaterial to our condensed consolidated financial statements for the three and nine months ended September 30, 2013, as well as our annual results for the year ending December 31, 2013, which is based on our expected annual tax rates.

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

As of September 30, 2014 and December 31, 2013, gross unrecognized tax benefits were $34.8 and $33.0 million, respectively, which would affect the effective tax rate, if recognized. Over the next twelve months, our existing tax positions will continue to generate increased liabilities for unrecognized tax benefits. It is reasonably possible that our gross unrecognized tax benefits will decrease up to $3.7 million in the next twelve months. These adjustments, if recognized, would positively impact our effective tax rate, and would be recognized as additional tax benefits in our Condensed Consolidated Statements of Operations. The reduction in unrecognized tax benefits relates primarily to a lapse of the statute of limitations for federal and state tax purposes.

In accordance with ASU 2013-11, which became effective in the first quarter of 2014, we have recorded $18.5 million of gross unrecognized tax benefits as an offset to deferred tax assets as of September 30, 2014, and the remaining $16.3 million has been recorded as non-current income taxes payable.

We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of September 30, 2014 and December 31, 2013, we have accrued $0.8 and $1.0 million, respectively, for potential payments of interest and penalties.

As of September 30, 2014, we were subject to examination by the Internal Revenue Service for the 2011-2013 tax years, state tax jurisdictions for the 2009-2013 tax years, the Netherlands tax authority for the 2012-2013 tax years, and the Spanish tax authority for the 2010-2013 tax years.

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

Use and Economic Substance of Non-GAAP Financial Measures

We compute non-GAAP net income and non-GAAP earnings per diluted share by adjusting GAAP net income and GAAP earnings per diluted share to remove the impact of the amortization of acquisition-related intangibles, stock-based compensation expense, restructuring and other expenses, acquisition-related transaction expenses, costs to integrate such acquisitions into our business, changes in the fair value of contingent consideration, litigation settlement charges, non-cash interest expense related to our Notes, imputed interest expense and depreciation, net of accrued sublease income and capitalized interest, related to the sale of our corporate headquarters facility and related land, and the tax effects of those adjustments. Effective in 2014, we use a constant non-GAAP tax rate of 19%, which we believe reflects the long-term average tax rate based on our international structure and geographic distribution of revenue and profit.

These excluded items are described below:

•	Intangible assets acquired to date are being amortized on a straight-line basis.

•	Stock-based compensation expense recognized in accordance with ASC 718.

•	Restructuring and other consists of:

•	Restructuring charges incurred as we consolidate the number and size of our facilities and, as a result, reduce the size of our workforce.

•

Acquisition-related executive deferred compensation costs, which are dependent on the continuing employment of a former stockholder of an acquired company, were amortized on a straight-line basis during 2013.

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

•

Non-cash interest expense on our Notes. Our Notes may be settled in cash on conversion. We are required to separately account for the liability (debt) and equity (conversion option) components of the Notes in a manner that reflects our non-convertible debt borrowing rate. Accordingly, for GAAP purposes, we are required to amortize a debt discount equal to the fair value of the conversion option as interest expense on our $345 million of 0.75% convertible senior notes that were issued in a private placement in September 2014 over the term of the Notes.

•

Imputed net expenses related to sale of building and land. On November 1, 2012, we sold the 294,000 square foot building located at 303 Velocity Way in Foster City, California, which at that time served as our corporate headquarters, along with approximately four acres of land and certain other assets related to the property, for $179.7 million. We used the facility until October 31, 2013, for which period rent was not required to be paid. This constituted a form of continuing involvement that prevented gain recognition until we vacated the facility during the fourth quarter of 2013. Until we vacated the building, the proceeds from the sale were recognized as deferred proceeds from property transaction on our Condensed Consolidated Balance Sheet. Imputed interest expense and depreciation, net of accrued sublease income and capitalized interest, of $0.3 million was accrued during the nine months ended September 30, 2013, related to the deferred property transaction.

•

Litigation Settlements. In conjunction with our acquisition of Cretaprint, we assumed a contingent liability related to the alleged infringement of certain patents owned by Jose Vicente Tomas Claramonte, the President of Kerajet. Because the former owners of Cretaprint agreed to indemnify EFI against any potential liability in the event that Mr. Claramonte were to prevail in his action against Cretaprint, we accrued a contingent liability based on a reasonable estimate of the legal obligation that was probable as of the acquisition date and we accrued a contingent asset based on the portion of any liability for which the former Cretaprint owners would indemnify EFI. The net obligation accrued in the opening balance sheet on the acquisition date was EU 2.5 million (or approximately $3.3 million). The Spanish Court of Appeal reached a final determination on July 15, 2013, which resulted in EFI having no liability related to any potential infringement of the Claramonte patent. Because this matter is no longer subject to appeal, we have reversed this liability by recognizing a credit against general and administrative expense during the three months ended September 30, 2013. We settled, or accrued reserves related to, several litigation claims during the nine months ended September 30, 2014 in an aggregate of $0.9 million.

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

•

Interest expense accrued on prior year tax reserves of $0.1 and $0.3 million for the three and nine months ended September 30, 2013, respectively, as well as other tax benefits of $0.3 million for the nine months ended September 30, 2013.

•

Recognition of previously unrecognized tax benefits from our non-GAAP net income of $3.5 and $3.7 million for the three and nine months ended September 30, 2013, respectively, to facilitate comparability of our operating performance between the periods. These tax benefits primarily resulted from the release of previously unrecognized tax benefits resulting from the expiration of U.S. federal statutes of limitations.

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

Reconciliation of GAAP Net Income to Non-GAAP Net Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2014	2013	2014	2013
Net income	$4.8	$16.1	$21.8	$33.9

Amortization of identified intangibles assets and in-process R&D	5.3	4.8	15.3	14.6
Restructuring and other	3.0	1.2	5.7	4.4
Stock-based compensation expense	9.0	6.3	25.2	18.7
General and administrative:
Acquisition-related transaction costs	0.6	0.1	1.2	0.8
Change in fair value of contingent consideration	(0.6)	0.4	(2.2)	(0.4)
Litigation settlements	0.6	(3.3)	0.9	(3.3)
Sublease income related to our deferred property sale	—	(1.0)	—	(2.7)
Depreciation expense related to our deferred property sale	—	0.4	—	1.2
Interest income and other income (expense), net:
Interest expense related to deferred property sale	—	0.3	—	1.8
Interest expense related to our Notes	0.7	—	0.7	—
Tax effect on non-GAAP net income	(2.8)	(6.6)	(6.6)	(16.2)

Non-GAAP net income	$20.6	$18.7	$61.9	$52.8

Non-GAAP net income per diluted share	$0.43	$0.38	$1.28	$1.09

Shares for purposes of computing diluted non-GAAP net income per share	48.2	48.6	48.3	48.4

Liquidity and Capital Resources

Overview

Cash, cash equivalents, and short-term investments increased by $247.0 million to $602.0 million as of September 30, 2014 from $355.0 million as of December 31, 2013. The increase was primarily due to proceeds from the issuance of our Notes, net of debt issuance payments, of $337.2 million and proceeds from warrants of $34.5 million, net of purchases of Note Hedges of $63.9 million and repurchases of treasury stock of $65.7 million. The remaining increase in cash, cash equivalents, and short-term investments was due to cash flows provided by operating activities of $46.7 million, proceeds from ESPP purchases of $8.6 million, and proceeds from common stock option exercises of $7.6 million, offset by cash consideration paid for business acquisitions of $20.7 million, net of cash acquired, acquisition-related contingent consideration payments of $10.8 million, settlement of shares for employee common stock related tax liabilities and the stock option exercise price of certain stock options of $23.1 million, and cash payments for property and equipment of $12.9 million, including final payments related to the build-out of our new corporate headquarters facility in Fremont, California.

(in thousands)	September 30, 2014	December 31, 2013	Change
Cash and cash equivalents	$445,374	$177,084	$268,290
Short term investments	156,579	177,957	(21,378)

Total cash, cash equivalents, and short-term investments	$601,953	$355,041	$246,912

	Nine months ended September 30,
(in thousands)	2014	2013	Change
Net cash provided by operating activities	$46,739	$57,940	$(11,201)
Net cash used for investing activities	(13,921)	(118,700)	104,779
Net cash provided by (used for) financing activities	236,624	(21,433)	258,057
Effect of foreign exchange rate changes on cash and cash equivalents	(1,152)	(1,073)	(79)

Increase (decrease) in cash and cash equivalents	$268,290	$(83,266)	$351,556

Based on past performance and current expectations, we believe that our cash, cash equivalents, short-term investments, and cash generated from operating activities will satisfy our working capital, capital expenditure, investment, stock repurchase, commitments (see Note 8 of the Notes to Condensed Consolidated Financial Statements – Commitments and Contingencies), and other liquidity requirements associated with our existing operations through at least the next twelve months. We believe that the most strategic uses of our cash resources include acquisitions, strategic investments to gain access to new technologies, repurchases of shares of our common stock, and working capital. At September 30, 2014, cash, cash equivalents, and short-term investments were $602.0 million. We believe that our liquidity position and capital resources are sufficient to meet our operating and working capital needs.

Cash, cash equivalents, and short-term investments held outside of the U.S. in various foreign subsidiaries were $105.2 and $62.9 million as of September 30, 2014 and December 31, 2013, respectively. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. federal and state income taxes on some or all of these funds. However, our intent is to indefinitely reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

Operating Activities

During the nine months ended September 30, 2014, our cash provided by operating activities was approximately $46.7 million.

Net cash provided by operating activities consists primarily of net income of $21.8 million and non-cash charges and credits of $40.1 million, partially offset by the net change in operating asset and liabilities of $15.1 million. Non-cash charges and credits of $40.1 million consist primarily of $22.7 million in depreciation and amortization, $25.2 million of stock-based compensation expense, and provision for inventory obsolescence of $3.8 million, and provision for bad debts and sales-related allowances of $2.5 million, partially offset by $10.3 million of deferred tax credits and $3.8 million of other non-cash charges and credits. The net change in operating assets and liabilities of $15.1 million consists primarily of increased accounts receivable of $14.9 million and increased gross inventories of $17.5 million, partially offset by decreased other current assets of $7.1 million, increased accounts payable and accrued liabilities of $8.8 million, and increased net income taxes payable of $1.4 million.

Accounts Receivable

Our primary source of operating cash flow is the collection of accounts receivable from our customers. One measure of the effectiveness of our collection efforts is average days sales outstanding for accounts receivable (“DSO”). DSOs were 69 and 61 days at September 30, 2014 and December 31, 2013, respectively. We calculate DSO by dividing net accounts receivable at the end of the quarter by revenue recognized during the quarter, multiplied by the total days in the quarter.

DSO increased during the nine months ended September 30, 2014 primarily due to trade receivables acquired through business acquisitions, international sales with extended payment terms, and a non-linear sales cycle resulting in significant billings at the end of the quarter. We expect DSOs to vary from period to period because of changes in the mix of business between direct customers and end user demand driven through the leading printer manufacturers, the effectiveness of our collection efforts both domestically and overseas, and variations in the linearity of our sales. As the percentage of Industrial Inkjet and Productivity Software related revenue increases, we expect DSOs may trend higher. Our DSOs related to the Industrial Inkjet and Productivity Software operating segments are traditionally higher than those related to the significant printer manufacturer customers / distributors in our Fiery operating segment as, historically, they have paid on a more timely basis.

We have facilities in Spain that enable us to sell to third parties, on an ongoing basis, certain trade receivables without recourse. The trade receivables sold without recourse are generally short-term receivables with payment due dates of less than one year, which are secured by international letters of credit. We also have facilities in the U.S. that enable us to sell to third parties, on an ongoing basis, certain trade receivables with recourse. The trade receivables sold with recourse are generally short-term receivables with payment due dates of less than 10 days from date of sale, which are subject to a servicing obligation.

Trade receivables sold on a non-recourse basis under these facilities during the three and nine months ended September 30, 2014, were $1.1 and $5.6 million, respectively. Trade receivables sold on a recourse basis under these facilities during the three and nine months ended September 30, 2014, were $7.1 and $13.9 million, respectively. Amounts received under these sales arrangements approximate the cash received during these periods. We report collections from the sale of trade receivables to third parties as operating cash flows in the Condensed Consolidated Statements of Cash Flows, because such receivables are the result of an operating activity and the associated interest rate risk is de minimis.

Inventories

Our inventories are procured primarily in support of the Industrial Inkjet and Fiery operating segments. The majority of our Industrial Inkjet products are manufactured internally, while Fiery production is primarily outsourced. The result is lower inventory turnover for Industrial Inkjet inventories compared with Fiery inventories.

Our net inventories increased by $12.4 million from $68.3 million at December 31, 2013 to $80.7 million at September 30, 2014 as additional inventories are required to support increased revenue and new product launches. Inventory turnover was 4.3 turns during the quarter ended September 30, 2014 compared with 5.3 turns during the quarter ended December 31, 2013. We calculate inventory turnover by dividing annualized current quarter cost of revenue by ending inventories.

Investing Activities

Acquisitions

During the nine months ended September 30, 2014, DIMS, DirectSmile, Rhapso, and SmartLinc were acquired for aggregate cash consideration of $20.4 million, net of cash acquired, plus additional future cash earnouts contingent on achieving certain performance targets; $0.2 million was paid related to the GamSys acquisition, which was dependent on accounts receivable collections; and purchase price adjustments of $0.2 million were paid with respect to the acquisitions of Metrix and Lector.

During the nine months ended September 30, 2013, GamSys and PrintLeader were acquired for cash consideration of $3.6 million, net of cash acquired, plus additional future cash earnouts contingent on achieving certain performance targets and accounts receivable payments dependent on collections.

Purchase price adjustments of $0.9 million were paid related to the Cretaprint and Technique acquisitions during the nine months ended September 30, 2013.

Investments

Proceeds from sales and maturities of short-term investments, net of purchases, were $19.8 million during the nine months ended September 30, 2014. Purchases of short-term investments, net of proceeds from sales and maturities, were $81.4 million during the nine months ended September 30, 2013. We have classified our investment portfolio as available for sale. Our investments are made with a policy of capital preservation and liquidity as primary objectives. We may hold investments in fixed income debt securities to maturity; however, we may sell an investment at any time if the quality rating of the investment declines, the yield on the investment is no longer attractive, or we have better uses for the cash. Since we invest primarily in investment securities that are highly liquid with a ready market, we believe the purchase, maturity, or sale of our investments has no material impact on our overall liquidity.

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

Net purchases of property and equipment were $12.9 and $32.7 million during the nine months ended September 30, 2014 and 2013, respectively, including the purchase of ceramic ink manufacturing equipment in 2014 and our corporate headquarters facility in Fremont, California in 2013. This facility now serves as our worldwide corporate headquarters, as well as engineering, marketing, and administrative operations for our Fiery operating segment. We relocated our former headquarters on October 31, 2013. Please refer to Note 8 of the Notes to Condensed Consolidated Financial Statements – Commitments and Contingencies for additional information.

Financing Activities

In September 2014, we completed a private placement of $345 million principal amount of 0.75% Convertible Senior Notes due 2019 (“Notes”). The net proceeds from this offering were approximately $337.2 million, after deducting the Initial Purchasers’ discounts and commissions and the estimated offering expenses payable by us. We used approximately $29.4 million of the net proceeds to pay the cost of the Note Hedges (after such cost was partially offset by the proceeds from the Warrant transactions). As described more fully in Note 13 of the Notes to Condensed Consolidated Financial Statements – Common Stock Repurchase Programs, we used approximately $10.0 million of the net proceeds from the Notes to repurchase 0.2 million shares of our common stock from purchasers of the Notes in privately negotiated transactions effected through one of the Initial Purchasers, as our agent.

Historically, our recurring cash provided by financing activities have been from the receipt of cash from the issuance of common stock through the exercise of stock options and employee purchases of ESPP shares. We received proceeds from the exercise of stock options of $7.6 and $4.8 million and employee purchases of ESPP shares of $8.6 and $7.1 million during the nine months ended September 30, 2014 and 2013, respectively. While we may continue to receive proceeds from these plans in future periods, the timing and amount of such proceeds are difficult to predict and are contingent on a number of factors including the price of our common stock, the timing and number of stock options excercised by employees that had participated in these plans, net settlement options, and general market conditions. We anticipate that cash provided from the exercise of stock options will decline over time as we have shifted to issuance of RSUs, rather than stock options. Although we may grant stock option awards from time to time, the granting of stock options is no longer our usual practice.

The primary use of funds for financing activities during the nine months ended September 30, 2014 and 2013, respectively, was $88.8 and $28.9 million, respectively, of cash used to repurchase outstanding shares of our common stock. Such repurchases included $23.1 and $13.9 million used for net settlement of the exercise price of certain stock options and any tax withholding obligations incurred in connection with such exercises during the nine months ended September 30, 2014 and 2013, respectively.

On August 31, 2012, our board of directors approved the repurchase of $100 million of outstanding common stock. On November 6, 2013, the board of directors cancelled $58 million remaining for repurchase under the 2012 authorization and approved a new authorization to repurchase $200 million of outstanding common stock. This authorization expires in November 2016. Under these publicly announced plans, we repurchased a total of 1.5 and 0.6 million shares for an aggregate purchase price of $65.7 and $15.0 million during the nine months ended September 30, 2014 and 2013, respectively. These repurchases included the use of a portion of the net proceeds from the Notes offering to repurchase of 0.2 million shares for an aggregate purchase price of $10.0 million in a privately negotiated transaction concurrently with the closing of the Notes offering.

Earnout payments during the nine months ended September 30, 2014 of $6.2, $2.5, $2.0, and $0.1 million are related to the previously accrued Cretaprint, Metrics, Technique, and FX Colors contingent consideration liabilities, respectively. Earnout payments during the nine months ended September 30, 2013 of $8.9, $0.7, and $1.0 million are related to previously accrued Cretaprint, Alphagraph, and Radius contingent consideration liabilities, respectively. The portion of the Metrics and Radius earnout payments representing performance targets achieved in excess of amounts assumed in the opening balance sheet as of the acquisition date of $1.4 and $0.6 million was reflected as cash used for operating activities in the Condensed Consolidated Statement of Cash Flows during the nine months ended September 30, 2014, and 2013, respectively.

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

Market Risk

We are exposed to various market risks. Market risk is the potential loss arising from adverse changes in market rates and prices, general credit, foreign currency exchange rate fluctuations, liquidity, and interest rate risks, which may be exacerbated by the tight global credit market and increase in economic uncertainty that have affected various sectors of the financial market and continue to cause credit and liquidity issues. We do not enter into derivatives or other financial instruments for trading or speculative purposes. We may enter into financial instrument contracts to manage and reduce the impact of changes in foreign currency exchange rates on earnings and cash flows. The counterparties to such contracts are major financial institutions. We hedge our operating expense exposure in Indian rupees. The notional amount of our Indian rupee cash flow hedge was $3.0 million at September 30, 2014. We hedge balance sheet remeasurement exposures using forward contracts not designated as hedging instruments with notional amounts of $87.1 million at September 30, 2014 consisting of hedges of Brazilian real and Euro-denominated intercompany loans with notional amounts of $67.1 million, hedges of Euro-denominated trade receivables with notional amounts of $17.7 million, and a hedge of Indian rupee net monetary assets with a notional amount of $2.3 million. We had not entered into hedges against any other currency exposures as of September 30, 2014, but we may consider hedging against movements in other currencies in the future.

Since Europe represents a significant portion of our revenue and cash flow, SEC Division of Corporation Finance Disclosure Guidance Topic 4 (“Guidance Topic 4”), European Sovereign Debt, encourages disclosure of our European concentrations of credit risk regarding gross receivables, related reserves, and aging on a region or country basis, and the impact on liquidity with respect to estimated timing of receivable payments. Since Europe is composed of varied countries and regional economies, our European risk profile is somewhat more diversified due to the varying economic conditions among the countries. Approximately 26% of our receivables are with European customers as of September 30, 2014. Of this amount, 23% of our European receivables (6% of consolidated net receivables) are in the higher risk southern European countries (mostly Spain, Portugal, and Italy), which are adequately reserved. The ongoing relocation of the ceramic tile industry from southern Europe to the emerging markets of China, India, Brazil, and Indonesia will reduce our exposure to credit risk in southern Europe.

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

Hypothetical changes in the fair values of financial instruments held by us at September 30, 2014 that are sensitive to changes in interest rates are presented below. The modeling technique measures the change in fair value arising from selected potential changes in interest rates. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 100 basis points over a twelve month time horizon (in thousands):

Valuation of securities given an interest rate decrease of 100 basis points	No change in interest rates	Valuation of securities given an interest rate increase of 100 basis points
$423,578	$422,826	$421,706

Guidance Topic 4 encourages registrants to discuss their exposure to the uncertainty in the European economy. Specifically, registrants are asked to disclose their European debt by counterparty (i.e., sovereign and non-sovereign) and by country. We have no European sovereign debt investments. Our European debt and money market investments consist of non-sovereign corporate debt included within money market funds and corporate debt securities of $93.9 million, which represents 22% of our money market funds and available-for-sale securities at September 30, 2014. Our European debt investments are with corporations domiciled in the northern and central European countries of Sweden, Germany, Netherlands, Switzerland, Luxembourg, Norway, France, Belgium, Spain, Austria, and the U.K. We do not have any investments in the higher risk “southern European” countries (i.e., Greece, Spain, Portugal, and Italy) or in Ireland. We believe that we do not have significant exposure with respect to our money market and corporate debt investments in Europe, although we do have some exposure due to the interdependencies among the European Union countries.

Foreign Currency Exchange Risk

A large portion of our business is conducted in countries other than the U.S. We are primarily exposed to changes in exchange rates for the Euro, British pound sterling, Indian rupee, Japanese yen, Brazilian real, Chinese renminbi, and Australian dollar. Although the majority of our receivables are invoiced and collected in U.S. dollars, we have exposure from non-U.S. dollar-denominated sales (consisting of the Euro, British pound sterling, Japanese yen, Brazilian real, Chinese renminbi, Australian dollar, and New Zealand dollar) and operating expenses (primarily the Euro, British pound sterling, Chinese renminbi, Japanese yen, Indian rupee, Brazilian real, and Australian dollar) in foreign countries. We can benefit from a weaker dollar and we can be adversely affected from a stronger dollar relative to major currencies world-wide. Accordingly, changes in exchange rates, and in particular a weakening of the U.S. dollar, may adversely affect our consolidated operating expenses and operating income as expressed in U.S. dollars. We hedge our operating expense exposure in Indian rupees. The notional amount of our Indian rupee cash flow hedge was $3.0 million at September 30, 2014. We also hedge balance sheet remeasurement exposures using forward contracts not designated as hedging instruments with notional amounts of $87.1 million at September 30, 2014 consisting of hedges of Euro-denominated intercompany loans with notional amounts of $67.1 million, hedges of Euro-denominated trade receivables with notional amounts of $17.7 million, and a hedge of Indian rupee net monetary assets with a notional amount of $2.3 million. We had not entered into hedges against any other currency exposures as of September 30, 2014, but we may consider hedging against movements in other currencies in the future.

The impact of hypothetical changes in foreign exchanges rates on revenue and income from operations are presented below. The modeling technique measures the change in revenue and income from operations resulting from changes in selected foreign exchange rates with respect to the Euro and British pound sterling of plus or minus one percent during the nine months ended September 30, 2014 as follows (in thousands):

	Impact of a foreign exchange rate decrease of one percent	No change in foreign exchange rates	Impact of a foreign exchange rate increase of one percent
Revenue	$580,524	$579,327	$578,130

Income from operations	$36,429	$36,179	$35,929

Item 4:	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the quarter ended September 30, 2014, under the supervision and with the participation of our management, including our chief executive officer and chief financial and accounting officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our chief executive officer and chief financial and accounting officer concluded that our disclosure controls and procedures were effective as of September 30, 2014 to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the third quarter of 2014, there were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHE R INFORMATION

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

As of September 30, 2014, we are subject to the various claims, lawsuits, investigations, or proceedings discussed below.

Componex v. EFI

Componex is a manufacturer of rolls used in machines handling continuous sheets of product and is a supplier for certain products in our VUTEk product line. On May 30, 2013, Componex filed an action in the United States District Court for the Western District of Wisconsin (“District Court”) alleging that rolls supplied to EFI by other vendors infringe two patents held by Componex. We have moved for summary judgment that, among other things, Componex’s patents are not valid and that, even if they are, the rolls supplied and used in our products do not infringe the patents. Componex also moved for summary judgment of infringement. A hearing on the motion was held on July 16, 2014, and a trial is currently scheduled for December 2014.

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

Other Matters

As of September 30, 2014, we were also subject to various other claims, lawsuits, investigations, and proceedings in addition to those discussed above. There is at least a reasonable possibility that additional losses may be incurred in excess of the amounts that we have accrued. However, we believe that certain of these claims are not material to our financial statements or the range of reasonably possible losses is not reasonably estimable. Litigation is inherently unpredictable, and while we believe that we have valid defenses with respect to legal matters pending against us, our financial statements could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies or because of the diversion of management’s attention and the incurrence of significant expenses.

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

In addition to the risk factors disclosed in our 2013 Form 10-K, we have identified the following material change to our risk factors:

We may not have the ability to raise the funds necessary to settle conversions of the Notes in cash, repay the Notes at maturity, or repurchase the Notes upon a fundamental change.

Holders of the Notes will have the right to require us to repurchase all or a portion of their Notes upon the occurrence of a fundamental change at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any, as described in Note 6 of our Notes to Condensed Consolidated Financial Statements – Convertible Senior Notes, Note Hedges, and Warrants.

Upon conversion of the Notes, we will be required to make conversion payments in cash, unless we elect to deliver solely shares of our common stock to settle such conversion, as described in Note 6 of our Notes to Condensed Consolidated Financial Statements – Convertible Senior Notes, Note Hedges, and Warrants. Moreover, we will be required to repay the Notes in cash at their maturity, unless earlier converted or repurchased. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Notes surrendered or pay cash with respect to Notes being converted or at their maturity.

The conditional conversion feature of the Notes, if triggered, may adversely affect our financial condition and results of operations.

In the event the conditional conversion feature of the Notes is triggered, holders of Notes will be entitled to convert the Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock, we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. Even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current liability, which would result in a material reduction of our net working capital.

The accounting method for convertible debt securities that may be settled in cash (such as the Notes) could have a material effect on our reported financial results.

ASC 470-20 requires us to separately account for the liability and equity components of the Notes that may be settled entirely or partially in cash upon conversion in a manner that reflects our non-convertible debt interest rate. Accordingly, the equity component of the Notes is included in additional paid-in capital within stockholders’ equity in our condensed consolidated balance sheet and the value of the equity component is treated as original issue discount for purposes of accounting for the debt component of the Notes. As a result, we are required to recognize a greater amount of non-cash interest expense in our condensed consolidated income statements in current and future periods presented as a result of the amortization of the discounted carrying value of the Notes to their principal amount over their term. We will report lower net income because ASC 470-20 requires interest to include both the current period’s amortization of the original issue discount and the Notes’ non-convertible interest rate. This could adversely affect our future consolidated financial results, the trading price of our common stock, and the trading price of the Notes.

Under certain circumstances, in calculating earnings per share, convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash are accounted for utilizing the treasury stock method. The effect of the treasury stock method is that the shares of common stock issuable upon conversion of the Notes, if any, are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the Notes exceeds their principal amount. Under the treasury stock method, diluted earnings per share is calculated as if the number of shares of common stock that would be necessary to settle such excess were issued, if we elected to settle such excess in shares. We cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method. If we are unable to use the treasury stock method in accounting for the shares issuable upon conversion of the Notes, if any, then our diluted consolidated earnings per share would be adversely affected.

Our business, results of operations and financial condition may be negatively impacted by conditions abroad, including local economies, political environments, fluctuating foreign currencies and shifting regulatory schemes.

A significant amount of our revenue is generated from operations outside the U.S. Approximately $81.5 (41%) and $260.6 (45%) million of revenue for the three and nine months ended September 30, 2014, respectively, shipped to locations outside the Americas within EMEA and APAC. In addition, we maintain significant operations and acquire or manufacture many of our products and/or their components outside the U.S. Our future revenues, costs, and results of operations could be significantly affected by changes in each country’s economic conditions, foreign currency exchange rates relative to the U.S. dollar, political conditions, trade protection measures, licensing requirements, local tax issues, capitalization, and other related legal matters. If our future revenues, costs, and results of operations are significantly affected by economic conditions abroad, our results of operations and financial condition could be negatively impacted. Specifically, the slowdown in the Chinese construction market on has negatively impacted, and may continue to negatively impact, our results of operations, specifically within our ceramic tile decoration digital inkjet printer business. Our revenue in the APAC region, excluding Japan, decreased by 5% during the nine months ended September 30, 2014, compared with the same period in the prior year primarily as a result of this impact.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Our stock repurchases for the quarter ended September 30, 2014 are as follows (in thousands, except for per share amounts):

Issuer Purchases of Equity Securities

Total	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans (1)
July 2014	245	$46.22	238	$141,639
August 2014	130	43.28	—	141,639
September 2014	257	43.20	232	131,639

Total	632	$44.39	470

(1)	In November 2013, the Board of Directors approved the repurchase of $200 million of outstanding common stock. This authorization expires in November 2016. Under this publicly announced plan, we repurchased 0.1 million shares for an aggregate purchase price of $2.5 million during the year ended December 31, 2013 and 0.5 and 1.5 million shares for an aggregate purchase price of $21.0 and $65.7 million during the three and nine months ended September 30, 2014.
(2)	Includes 0.2 million shares purchased from employees to satisfy the exercise price of certain stock options and any tax withholding obligations incurred in connection with such exercises and minimum tax withholding obligations that arose on the vesting of RSUs.

Item 3:	Defaults Upon Senior Securities

None.

Item 4:	Mine Safety Disclosure

Not applicable.

Item 5:	Other Information

Not applicable.

Item 6:	Exhibits

No.	Description

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Amended and Restated Bylaws of Electronics For Imaging, Inc. (as amended August 12, 2009) (2)

4.1	Indenture (including Form of Notes) with respect to the Company’s 0.75% Convertible Senior Notes due 2019, dated as of September 9, 2014, between the Company and U.S. Bank National Association, as trustee (3)

10.1	Form of Call Option Confirmation relating to the Company’s 0.75% Convertible Senior Notes due 2019 (3)

10.2	Form of Warrant Confirmation relating to the Company’s 0.75% Convertible Senior Notes due 2019 (3)

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 33-57382) and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 17, 2009 (File No. 000-18805) and incorporated herein by reference.
(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on September 9, 2014 (File No. 000-18805) and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRONICS FOR IMAGING, INC.

Date: October 31, 2014	/s/ Guy Gecht
Guy Gecht
Chief Executive Officer (Principal Executive Officer)

Date: October 31, 2014	/s/ David Reeder
David Reeder
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

No.	Description

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Amended and Restated Bylaws of Electronics For Imaging, Inc. (as amended August 12, 2009) (2)

4.1	Indenture (including Form of Notes) with respect to the Company’s 0.75% Convertible Senior Notes due 2019, dated as of September 9, 2014, between the Company and U.S. Bank National Association, as trustee (3)

10.1	Form of Call Option Confirmation relating to the Company’s 0.75% Convertible Senior Notes due 2019 (3)

10.2	Form of Warrant Confirmation relating to the Company’s 0.75% Convertible Senior Notes due 2019 (3)

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 33-57382) and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 17, 2009 (File No. 000-18805) and incorporated herein by reference.
(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on September 9, 2014 (File No. 000-18805) and incorporated herein by reference.