Form 10-K
period 2014-12-31
ELECTRONICS FOR IMAGING INC
filed 2015-02-18
CIK 867374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold on June 30, 2014 was $2,095,724.080.*

The number of shares outstanding of the registrant’s common stock, $.01 par value per share, as of January 28, 2015 was 46,894,719.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the 2015 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

* Based on the last trade price of the registrant’s common stock reported on The NASDAQ Global Select Market on June 30, 2014, the last business day of the registrant’s second quarter of the 2014 fiscal year. Excludes 391,230 shares of common stock held by directors, executive officers, and stockholders known to the registrant to hold 10% or more of the registrant’s outstanding common stock in that such persons may be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

FORWARD-LOOKING STATEMENTS

Certain of the information contained in this Annual Report on Form 10-K, including, without limitation, statements made under this Part I, Item 1,“Business,” Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Part II Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” which are not historical facts, may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), and is subject to risks and uncertainties and actual results or events may differ materially. When used herein, the words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “potential,” “project,” “seek,” “should,” “target,” “will,” variations of such words, and similar expressions as they relate to the Company or its management are intended to identify such statements as “forward-looking statements.” Such statements reflect the current views of the Company and its management with respect to future events and are subject to certain risks, uncertainties, and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company’s actual results, performance, or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Important factors that could cause the Company’s actual results to differ materially from those included in the forward-looking statements made herein include, without limitation, those factors discussed in Item 1, “Business,” in Item 1A, “Risk Factors,” and elsewhere in this Annual Report on Form 10-K and in the Company’s other filings with the Securities and Exchange Commission (“SEC”), including the Company’s most recent Quarterly Report on Form 10-Q and Current Reports on Form 8-K, and any amendments thereto. The Company assumes no obligation to revise or update these forward-looking statements to reflect actual results, events, or changes in factors or assumptions affecting such forward-looking statements.

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

We are a world leader in customer-centric digital printing innovation focused on the transformation of the printing, packaging, and ceramic tile decorative industries from the use of traditional analog based presses to digital on-demand printing. Our products include industrial super-wide, wide format, label and packaging, and ceramic tile decoration digital inkjet printers that utilize our digital ink, digital inkjet printer parts, and professional services; print production workflow, web-to-print, cross-media marketing, and business process automation solutions; and color digital front ends (“DFEs”) creating an on-demand digital printing ecosystem. Our inks include digital ultra-violet (“UV”), light emitting diode (“LED”), ceramic, textile dye sublimation, and thermoforming ink. Our award-winning business process automation solutions are integrated from creation to print and are vertically integrated with our industrial digital inkjet printers and products produced by the leading printer manufacturers that are driven by our Fiery DFEs.

Our product portfolio includes industrial inkjet products (“Industrial Inkjet”) including VUTEk super-wide and EFI wide format industrial digital inkjet printers, Jetrion label and packaging digital inkjet printing systems, and Cretaprint digital inkjet printers for ceramic tile decoration; print production workflow, web-to-print, cross-media marketing, and business process automation software (“Productivity Software”), which provides corporate printing, label and packaging, publishing, and mailing and fulfillment solutions for the printing industry; and Fiery DFEs (“Fiery”). Our integrated solutions and award-winning technologies are designed to automate print and business processes, streamline workflow, provide profitable value-added services, and produce accurate digital output.

Products and Services

Industrial Inkjet

Our Industrial Inkjet products address the high-growth industrial digital inkjet markets where significant conversion of production from analog to digital inkjet printing is occurring. Industrial Inkjet consists of our VUTEk super-wide format, EFI wide format, Jetrion label and packaging, and Cretaprint ceramic tile decoration industrial digital inkjet printers; UV, LED, ceramic, textile dye sublimation, and thermoforming ink; digital inkjet printer parts; and professional services. Printing surfaces include paper, vinyl, corrugated, textile, glass, plastic, aluminum composite, ceramic tile, and many other flexible and rigid substrates.

Customer Base. Our industry-leading VUTEk super-wide format UV, LED, textile dye sublimation, and thermoforming industrial digital inkjet printers and ink are used by commercial photo labs, large sign shops, graphic screen printers, specialty commercial printers, and digital and billboard graphics providers serving the out-of-home advertising and industrial specialty print segments by printing point of purchase displays, signage, banners, fleet graphics, building wraps, art exhibits, customized architectural elements, and other large graphic displays. We sell EFI hybrid and flatbed UV wide format graphics printers to the entry-level and mid-range industrial digital inkjet printer market. We sell Jetrion label and packaging digital inkjet printing systems, custom high-performance integration solutions, and specialty inks to the converting, packaging, and direct mail industries. We sell Cretaprint ceramic tile decoration digital inkjet printers and ceramic digital ink to the ceramic tile manufacturing and construction industries.

Our focus in 2014 has been to add LED capability to our printer models driven by strong market demand for our “cool cure” LED printing technology. LED technology is a green technology that saves our customers money by reducing their consumables waste and energy consumption. LED technology uses less heat than the traditional curing process resulting in increased uptime and greater reliability. Energy assessments conducted by the Fogra Graphic Technology Research Association have shown that our super-wide format printers with LED curing can reduce energy consumption by up to 82% when compared with devices that use conventional mercury arc lamps.

Super-wide Format. We launched next generation models and new finishing modules for our GS series of high-speed, high-resolution super-wide format industrial digital inkjet printers in 2014, 2013, and 2012. We launched the HS100 Pro UV inkjet press in 2013, which is an alternative to analog presses. The HS100 is a super-wide format industrial digital UV inkjet press incorporating pin & cure technology and utilizing an upgraded operating system platform. Pin & cure technology delivers precise ink lay down for better image quality and high production speeds, gloss control, an increased color gamut, and wider output capability.

The GS family of super-wide format industrial digital inkjet printers offers the highest quality and productivity in a super-wide format. We launched next generation models and new finishing modules for our GS series of high-speed, high-resolution super-wide format industrial digital inkjet printers in 2014, 2013, and 2012. The LX models incorporate LED technology. We added ultra-drop capability to our GS3250LX and GS2000LX hybrid printers in 2014. Ultra-drop technology offers smaller drop sizes and more precise control. Our newly developed Material Edge Guide (“MEG”) addresses challenges created by corrugated, fluted paper, and other plastic materials. The MEG eliminates the need to tape materials and allows customers to use less than perfect material. The five meter roll-to-roll GS5500LXr Pro LED inkjet printer was launched in 2014. The 3.2 meter GS3250LXr Pro was launched in 2013 and was the first dedicated roll-to-roll printer to use LED technology. The GS2000 Pro-TF and GS3250 Pro-TF industrial digital inkjet printers were launched in 2013 utilizing thermoforming digital UV-curable ink, which enables sign makers and printing companies to print directly onto thermoplastic sheet materials. In 2013, we launched the TX3250r, our textile dye sublimation printer, which enables textile and soft signage makers to print onto textile surfaces.

The H/QS family of super-wide format industrial digital inkjet printers offers high quality and productivity for the mid-range market in a super-wide format. In 2014, we launched the two meter H2000 Pro printer, which provides a more affordable entry point into high-end production printing for signage and graphics companies with the option to add features as their business grows. H2000 Pro users can run rigid, sheet and flexible media up to two inches thick. In 2012, we launched the QS2Pro and QS3Pro UV hybrid digital inkjet printers. These competitively-priced printers are driven by the HS100 operating system platform and combine greyscale print quality with production-level speeds for more color critical and higher premium printing than was previously available in our QS family of super-wide format printers.

Wide Format. Our EFI roll-to-roll, hybrid, and flatbed entry level production UV wide format inkjet printers are developed, manufactured, and marketed to the entry-level and mid-range industrial digital inkjet printer market. In 2014, we launched our wide format H1625 hybrid roll / flatbed printer. The H1625 includes LED technology enabling printing on a broad range of substrates, including media that cannot withstand the high-heat drying or curing methods used in other inkjet platforms. In 2012, we launched our R3225 roll-to-roll wide format (3.2 meter) industrial digital inkjet UV printer for the sign, banner, point-of-purchase, and graphics markets.

Label and Packaging. Our Jetrion label and packaging digital inkjet printers provide a wide array of label and packaging digital inkjet systems, custom high-performance integration solutions, and specialty digital UV and LED ink to the label and packaging industries. Our Jetrion 4950LX printer, which incorporates full LED curing and an image quality greater than 1000 dpi, was launched in 2013 and now offers a white printing option that was launched in 2014. We launched the 4900M and 4900M-330 UV digital inkjet printing systems in 2012, which provide a modular format that is upgradable for business growth as the label market continues to evolve from analog to digital. The 4900M-330 features a larger 13 inch print width.

Ceramic Tile Decoration. Our Cretaprint ceramic tile decoration digital inkjet printers are utilized by the ceramic tile manufacturing and construction industries. The ceramic tile decoration market is transitioning from analog to digital inkjet printing technology. We introduced the Cretaprint C4, which is our next generation ceramic tile decoration digital inkjet printer in 2014, which is scheduled to launch later in 2015. Electronics and ink systems have been upgraded to maximize accuracy in a broad range of production conditions. The Cretaprint, C4 printer allows the use of different print heads and digital applications on the same machine.

We launched the Cretaprint C3 ceramic tile decoration digital inkjet printer in 2012, which features a single chassis that accommodates up to eight print bars accessed via a slide-bar design and is independently configurable for printing and special decoration effects. This multipurpose printer offers over 1,000 customizable settings controlling print width, speed, printer direction, and ink discharge.

Our digital experience and award winning imaging technology in combination with Cretaprint leading digital ceramic tile decoration products enables us to provide the ceramic tile industry with expanded offerings, workflow software, and world-wide support. This capability was demonstrated in 2013 by the launch of the Fiery proServer, which is the first dedicated color management solution for the ceramic tile decoration market. The Fiery proServer for Cretaprint automates ceramic tile design, prototyping, and color separation while enabling the decoration of ceramic color tiles at different print locations under varying conditions including glazing, ink application, resolution, and kiln temperature.

Inks. VUTEk printers primarily use UV and LED curable ink, although our solvent ink printers remain in use in the field. We were first to market with digital UV ink incorporating “cool cure” LED technology for use in high-end production super-wide and wide format and label and packaging digital inkjet printing systems. We launched our ceramic digital ink in 2014

We accelerated our ink development capability with the purchase of technology from Polymeric Imaging, Inc. (“Polymeric”) in 2014. Polymeric has extensive experience developing inkjet inks that address important curing, adhesion, density, and durability issues that are encountered when printing on challenging substrates. We will use the technology to enhance capabilities for thermoforming and other high-elongation applications. Our range of versatile printing options for the super-wide format market was expanded in 2013 with the launch of our thermoforming digital UV-curable ink, which enables sign makers and printing companies to print directly onto thermoplastic sheet materials, which can then be formed into deep draw, high elongation parts while retaining hue and opacity. Our ink provides a recurring revenue stream generated from sales to our existing customer base of installed printers.

Our industrial digital inkjet printers and their related features are as follows:

Printer Type	Models	Capabilities	Application Examples
VUTEk super-wide format	HS, GS, and QS Series printers EFI and 3M(R) co-branded, UltraTex dye sublimation, and thermoforming UV ink	Printing widths of 2 to 5 meters; up to two inch thickness; 6, 7, and 8 colors, plus white and greyscale; up to 1000 dpi; flexible and rigid substrates; UV curable, LED “cool cure,” dye sublimation, and thermoforming digital UV inks.	Super-wide format banners, signage, building wraps, flags, point of purchase and exhibition signage, backlit displays, fleet graphics, photo-quality graphics, art exhibits, customized architectural elements, billboards, and thermoplastic decoration.

EFI wide format	R family roll-to-roll H family hybrid printers EFI H1625 LED 3M™ ink	Speeds up to 87.2 square meters per hour (roll-to-roll) and 42.3 square meters per hour (hybrid), up to 1200 dpi, 4 colors plus white and greyscale, up to 2 inch thickness, flexible and rigid substrates, UV curable, and LED “cool cure.”	Wide format indoor and outdoor graphics with photographic image quality. Entry-level and mid-range market.

Jetrion label & packaging	4950LX 4900M/4900M-330 4900ML Jetrion inks	Print resolutions greater than 1000 dpi; 4 colors plus white, printing width up to 14 inches, inches, UV curable, and LED “cool cure.” The 4900 platform enables digital printing and finishing in a single end-to-end system.	Primary and secondary label applications, Industrial label or flexible packaging Custom high performance integration solutions.

Cretaprint ceramic tile decoration	Cretaprinter C3 Cretaplotter Cretavision Cretaprint ink	Single chassis accommodates up to 8 print bars. 1,000 customizable settings controlling printer widths up to 1.4 meters, speed, direction, and discharge.	Ceramic tile industry Construction industry

Productivity Software

To provide our customers with solutions to manage and streamline their printing operations, we have developed technology that enhances printing workflow and makes printing operations more powerful, productive, cost effective, and easier to manage. Most of our software solutions have been developed with the express goal of automating print processes and streamlining workflow via open, integrated, and interoperable products, services, and solutions.

The Productivity Software operating segment includes (i) our business process automation software, including Monarch and Metrics; (ii) Pace, our business process automation software that is available in a cloud-based environment; (iii) Digital StoreFront, our cloud-based e-commerce solution that allows print service providers to accept, manage, and process printing orders over the internet; (iv) Radius, our business process automation software for label and packaging printers; and (v) other business process automation and e-commerce solutions designed for the printing and packaging industries.

Customer Base. We sell Pace to medium and large commercial print shops, display graphics providers, in-plant printing operations, and government printing operations; Monarch to large commercial, publication, direct mail, and digital print shops; Radius to the label and packaging industry; and Digital StoreFront to customers desiring e-commerce, web-to-print, and cross-media marketing solutions.

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

New Version Releases and Product Offerings. New versions have been released for each of our significant software products and new product offerings have resulted from strategic business acquisitions. New product offerings that have resulted from strategic business acquisitions are described under “Growth and Expansion Strategies” below. New versions of our PrintSmith, PrintFlow, Monarch, Pace, Metrix, Radius, Digital StoreFront, and Metrics IQuote software were released in 2014, 2013, and 2012.

New version releases in 2014 include the following:

•	PrintSmith version released for the quick print, franchise, and small commercial market segment.

•

PrintFlow scheduling software has been released for the printing and packaging industry, which creates an optimized schedule for the printing operation based on constraints such as workload, job characteristics, work center capabilities, and delivery priorities.

•	The Customer Relationship Management (“CRM”) and mailing modules of our Monarch software have been upgraded.

•	Pace has been interfaced with our Metrix impositioning software.

•

Radius 5.1 offers new features and enhancements, including a mobile CRM module; improved scheduling with PrintFlow plant optimization software; web-based SmartLinc multi-carrier shipping features; and Radius customer web portal.

•	Digital StoreFront 7.0 combines the software’s SmartStore Builder interface with advanced HTML5 tools for optimized web-to-print storefront access across desktop, tablet and mobile devices.

•

New version of Metrics IQuote sales price estimating software offering new price list functionality and tools for more-accurate costing on variable data including estimating offset and digital print jobs with minimal user interaction.

Our primary software offerings include:

Product Name	Description	User
Business process automation software: Monarch, PSI, Logic, PrintSmith, PrintFlow, Radius, SmartLinc, Graphisoft, PC Topp, DiMS!, PrintStream, Prism, IQuote, Technique, Lector, GamSys, and Alphagraph	Collect, organize, and present business process information to improve productivity and customer service while reducing costs.	Commercial, publishing, digital, in-plant, print for pay, large format, direct mail, and specialty printing, shipping and logistics, and packaging companies.

Cloud-based business process automation software: Pace	Software modules for estimating, scheduling, print production, accounting, e-commerce, and web-to-print.	Commercial, digital, display graphics, in- plant, and print for pay printing companies. Government printing operations.

Imposition solutions for estimating, planning and integration into prepress and postpress solutions: Metrix	Imposition solutions for a broad range of product types and sizes and printing processes.	Customers desiring a solution to bridge the gap between business process automation and prepress that are not served by the Fiery and Fiery XF imposition tools.

Cloud-based order entry and order management systems, along with cross-media marketing: Digital StoreFront, DirectSmile, Online Print Solutions, PrinterSite, and PrintSmith Site	Procurement applications for print buyers, print producers, and marketing professionals to facilitate cloud-based collaboration across the supply chain.	Commercial, publishing, digital, in-plant, print for pay, large format, and specialty printers.

Fiery

Our Fiery brand consists of DFEs that transform digital copiers and printers into high performance networked printing devices for the office and commercial printing markets. Once networked, Fiery-powered printers and copiers can be shared across workgroups, departments, the enterprise, and the internet to quickly and economically produce high-quality color documents. We have direct relationships with several leading printer manufacturers. We work closely together to design, develop, and integrate Fiery DFE and software technology to maximize the capability of each print engine. The printer manufacturers act as distributors and sell Fiery products to end customers through reseller channels. End customer and reseller channel preference for the Fiery DFE and software solutions drives demand for Fiery products through the printer manufacturers.

Fiery products are comprised of (i) stand-alone DFEs connected to digital printers, copiers, and other peripheral devices, (ii) embedded DFEs and design-licensed solutions used in digital copiers and multi-functional devices, (iii) optional software integrated into our DFE solutions such as Fiery Central, Command WorkStation, and MicroPress, (iv) Fiery Self Serve (formerly Entrac), our self-service and payment solution, (v) PrintMe, our mobile printing application, and (vi) stand-alone software-based solutions such as our proofing and scanning solutions.

Fiery DFEs. The Fiery FS150 Pro DFE was released in 2014, which simultaneously processes a print job on four processor cores allowing print jobs to be processed up to 55% faster. In 2013, Fiery FS100 Pro became the first DFE to achieve certification from both the VIGC (the Flemish Innovation Center for Graphic Communication) and the Job Definition Format (“JDF”) 1.3 Integrated Digital Printing Interoperability Conformance Specification.

Fiery XF is a DFE and color management workflow for super-wide and wide format printing and proofing. Fiery XF 6.0 was released in 2014 featuring real WYSIWYG tiling preview, the new Fiery Dynamic Smoothing function, and the Fogra Process Standard Digital support.

Fiery proServer is a DFE and color management workflow for the super-wide format and ceramic tile decoration digital inkjet printer market. Fiery proServer 6.0 was released in 2014 featuring Fiery Accelerated System Technology, which processes Adobe PDF files up to seven times faster than previous versions of proServer. Although designed for our super-wide, wide format, and ceramic printers, Fiery proServer is compatible with 540 super-wide and wide format printers from numerous major manufacturers.

Software Solutions. Fiery Command WorkStation 5.6 job management interface software was released in 2014 featuring automated job presets, faster job searching capabilities, a new user interface, advanced tools for printing multi-bank and bleed-edge tabbed documents, and an integrated analytics tool, Fiery Dashboard.

Fiery Workflow Suite was released in 2012, which is an integrated set of Fiery products, including Fiery Central, Fiery JobFlow, and Fiery JobMaster, among others, to deliver a fully integrated workflow from job submission and business management to scheduling, preparation, and production.

Fiery Self Serve is a leading provider of self-service and payment solutions that allows service providers to offer access to business machines including printers, copiers, computers/internet access, fax machines, and photo printing kiosks from mobile phones, iPad ®, USB drives, and cloud accounts such as Google DriveTM Dropbox.

In 2014, we announced integration with campus identification card systems and campus card solutions such as CBORD, Odyssey, and Blackboard. We also announced the release of Self-Serve AdminCentral, which is a cloud-based management system for the M500 product. In 2012, we launched the M500, which accepts credit cards, campus cards, and cash cards at the device, thereby eliminating the need for coin-operated machines. The M500 is a flexible and scalable system for college campuses and libraries, which addresses student demands for printing from any mobile device as well as from popular cloud storage services.

PrintMe. PrintMe Connect enables direct printing from Apple®, iPad®, iPhone®, and iPod touch® iOS 4.2-enabled and other mobile devices to Fiery-driven printers or multi-function peripherals. PrintMe was the world’s first cloud-based printing platform that enabled mobile workers to upload their documents to the PrintMe cloud and securely print them on any PrintMe-enabled printer.

Our main DFE platforms, primary printer manufacturer customers, and end user environments are as follows:

Platform	Printer Manufacturers or Customers	User Environments
Fiery external DFEs	Canon, Fuji Xerox, Konica Minolta, Kyocera Document Solutions, Landa, Ricoh, Sharp, Toshiba, Xerox	Print for pay, corporate reprographic departments, graphic arts, advertising agencies, and transactional & commercial printers

Fiery embedded DFEs and design-licensed solutions	Canon, Epson, Fuji Xerox, Intec, Konica Minolta, Kyocera Document Solutions, OKI Data, Ricoh, Sharp, Toshiba, Xerox	Office, print for pay, and quick turnaround printers

Fiery Central, MicroPress Fiery Workflow Suite	Canon, Konica Minolta, Kyocera Document Solutions, Ricoh, Sharp, Xerox	Corporate reprographic departments, commercial printers, and production workflow solutions

Fiery Self Serve	Canon, FedEx Office, Staples	ExpressPay self-service and payment solutions for retail copy and print stores, hotel business centers, college campuses, and convention centers

PrintMe PrintMe Mobile	Canon, Channel Build Solutions, individual hotels, smaller channel resellers	Mobile printing from any mobile device to any network printer

Production Inkjet and Proofing software: ColorProof XF, Pro, Fiery XF, Fiery proServer	Digital color proofing and inkjet production print solutions offering fast, flexible workflow, power, and expandability	Digital, commercial and hybrid printers, prepress providers, publishers, creative agencies and photographers, ceramic tile, decoration, and super-wide & wide format print providers

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

The ceramic tile industry is undergoing a shift from southern Europe (e.g., Spain and Italy) to the emerging markets of China, India, Brazil, and Indonesia. As a result, we opened a Cretaprint sales and support center in Foshan, Guangdong, China in 2012. Foshan is home to the largest concentration of ceramic tile manufacturers in China.

We promote our Industrial Inkjet products through public relations, direct mail, advertising, promotional material, trade shows, and ongoing customer communication programs. The majority of sales leads for our inkjet printer sales are generated from trade shows. Any interruption in our trade show participation could materially impact our revenue and profitability. There were approximately 1,500 attendees at our 2014 EFI Connect trade show, which generates leads for the Industrial Inkjet and Productivity Software operating segments and generates end user demand for the Fiery segment.

Productivity Software

Our enterprise resource planning and collaborative supply chain business process automation software solutions within our Productivity Software portfolio are primarily sold directly to end users by our direct sales force. An additional distribution channel for our Productivity Software products is through sale to a mix of distribution channels consisting of authorized distributors, dealers, and resellers who in turn sell the software solutions to end users either stand-alone or bundled with other solutions they offer.

We have distribution agreements with some customers, including Canon, Konica Minolta, Ricoh, Xerox, and Veritiv (formerly xpedx). There are a number of small private resellers of our business process automation software in different geographic regions throughout the world where a direct sales force is not cost-effective. There can be no assurance that we will continue to successfully distribute products through these channels.

Our acquisitions of GamSys Software SPRL (“GamSys”) and Lector Computersysteme GmbH (“Lector”) in 2013 allowed our Productivity Software operating segment to expand our market in the French and German-speaking regions of Europe and Africa, respectively. Our acquisition of Metrics Sistemas de Informação, Serviços e Comércio Ltda. and Metrics Sistemas de Informação e Serviço Ltda. (collectively, “Metrics”) in 2012 and Prism Group Holdings Limited (“Prism”) in 2011 allowed our Productivity Software operating segment to enter emerging markets in Latin America and Asia Pacific (“APAC”), respectively.

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

Our relationships with the leading printer and copier industry companies are one of our most important assets. We have established relationships with leading printer and copier industry companies, including Canon, Epson, Fuji Xerox, Konica Minolta, Kyocera Document Solutions, Landa, OKI Data, Ricoh, Sharp, Toshiba, and Xerox. These relationships are based on business relationships that have been established over time. Our agreements generally do not require them to make any future purchases from us. They are generally free to purchase and offer products from our competitors, or build their own products for sale to the end customer, or cease purchasing our products at any time, for any reason, or no reason.

Fiery Self Serve is our self-service and payment solution that is sold to FedEx Office, Staples, and Canon. Fiery Self Serve is also marketed to college campuses and libraries.

Our proofing products are sold primarily to authorized distributors, dealers, and resellers who in turn sell the solutions to end users either stand-alone or bundled with other solutions they offer. Primary customers with whom we have established distribution agreements include Canon, Xerox, and Heidelberg. There can be no assurance that we will continue to successfully distribute our products through these channels.

Growth and Expansion Strategies

The growth and expansion of our revenue will be derived from (i) product innovation through internal development efforts or business acquisition, (ii) increasing market coverage through internal efforts or business acquisition, (iii) expanding the addressable market, and (iv) establishing enterprise coherence and leveraging industry standardization.

Product Innovation. We achieve product innovation through internal research and development efforts, as well as by acquiring businesses with technology that is synergistic with our product lines and may be attractive to our customers. We expect to expand and improve our offerings of new generations of Industrial Inkjet products, including super-wide and wide format, label and packaging, and ceramic tile decoration digital inkjet printers. We expect to expand and improve our Productivity Software offerings, including new product lines related to digital printing, graphic arts, fulfillment systems, cross-media marketing, image personalization, workflow, and print management.

We have established relationships with many leading distribution companies in the graphic arts and commercial print industries such as Nazdar, Heidelberg, 3M, and Veritiv, as well as significant printer manufacturing companies including Xerox, Ricoh, Canon, and Konica Minolta. We have also established global relationships with many of the leading print providers, such as R.R. Donnelley, FedEx Office, and Staples. These direct sales relationships, along with dealer arrangements, are important for our understanding of the end markets for our products and serve as a source of future product development ideas. In many cases, our products are customized for the needs of large customers, yet maintain the common intuitive interfaces that we are known for around the world.

Increasing Market Coverage. We are increasing our market coverage through penetration of our sales and distribution networks, expansion into the French and German-speaking regions of Europe and Africa through our acquisitions of GamSys and Lector in 2013, and expansion into emerging markets in China, India, and Latin America through the acquisitions of Creta Print S.L. (“Cretaprint”), Metrics in 2012, and Prism in 2011.

Expanding the Addressable Market. We are expanding our addressable market by extending into new markets within each of our operating segments such as ceramic tile decoration, thermoplastic pre-decoration, textile dye sublimation printing, image personalization, imposition solutions, various cloud-based software solutions, self-service and payment solutions, and mobile printing. Further growth in the addressable markets for Industrial Inkjet, Productivity Software, and Fiery has been driven by our development of an integrated VUTEk / Fiery / Productivity Software production workflow.

Establish Enterprise Coherence and Leverage Industry Standardization. Our goal is to offer best of breed solutions that are interoperable and conform to open standards, which will allow customers to configure the most efficient solution for their business by establishing enterprise coherence and leveraging industry standardization.

We establish coherence across our product lines by designing products and platforms that provide a consistent “look and feel” to the end user. Cross-product coherence creates higher productivity levels as a result of shortened learning curves. The integrated coherence that end users can achieve using our products for all of their digital printing and imaging needs leads to a lower total cost of ownership. Open architecture utilizing industry-established standards to provide interoperability across a range of digital printing devices and software applications ultimately provides end users with more choice and flexibility in their selection of products. For example, integration between our cloud-based Digital StoreFront application, our Pace business process automation application, and our Fiery XF Production Color RIP including integration to our Fiery or VUTEk product lines, is achieved by leveraging the industry standard JDF.

In 2013, FS100 Pro became the first, and currently only, DFE to achieve certification from both the VIGC and the JDF 1.3 Integrated Digital Printing Interoperability Conformance Specification. In 2012, our DFE became the first in the industry to achieve JDF certification for digital printing. We have received more than ten JDF certifications from Printing Industries of America.

Recent Business Acquisitions. We achieve product innovation through internal research and development efforts, as well as by acquiring businesses with technology that is synergistic with our product lines and may be attractive to our customers. We also acquire businesses to expand our market coverage and customer base. The impact of our business acquisitions on product innovation, market coverage, and addressable market during 2014, 2013, and 2012 is summarized as follows:

Year	Acquired Business	Acquired Product Line or Customer Base
2014	SmartLinc, Inc. (“SmartLinc”)	Shipping and logistics automation software

	Rhapso S.A. (“Rhapso”)	French customer base and corrugated packaging software

	DirectSmile GmbH (“DirectSmile”)	Image personalization, cross media marketing, variable data printing

	DiMS! organizing print BV (“DIMS”)	Multilingual, and multi-national print and packaging companies with a large European installed base

2013	PrintLeader Software (“PrintLeader”)	Small commercial and in-plant printing operations

	GamSys Software SPRL (“GamSys”)	French speaking regions of Europe and Africa

	Outback Software Pty. Ltd. doing business as Metrix Software (“Metrix”)	Imposition solutions for customers not served by the Fiery and Fiery XF imposition tools.

	Lector Computersysteme GmbH (“Lector”)	German speaking regions of Europe

2012	Creta Print S.L. (“Cretaprint”)	Ceramic tile decoration digital inkjet printers

	Fxcolors (“FX Colors”)	Software and technology for industrial printing

	Metrics Sistemas de Informação, Serviços e Comércio Ltda. and Metrics Sistemas de Informação e Serviço Ltda. (collectively, “Metrics”)	Latin American customer base (sales quotation software)

	Online Print Marketing Ltd. and DataCreation Pty. Ltd. together doing business as Online Print Solutions (“OPS”)	Web-to-print, publishing, and cross-media marketing integrated with Digital StoreFront and Fiery DFE

	Technique, Inc. and Technique Business Systems Limited (collectively, “Technique”)	European customer base

We will continue to be acquisitive in the future in an opportunistic way supporting our product innovation, market coverage, and total addressable market expansion strategy.

Significant Relationships

We have established and continue to build and expand relationships with the leading printer manufacturers and distributors of digital printing technology in order to benefit from their products, distribution channels, and marketing resources. Our customers include domestic and international manufacturers, distributors, and sellers of digital copiers. We work closely with the leading printer manufacturers to develop solutions that incorporate leading technology and work optimally in conjunction with their products. The top revenue-generating printer manufacturers, in alphabetical order, that we sold products to in 2014 were Canon, Epson, Fuji Xerox, Konica Minolta, Kyocera Document Solutions, Landa, OKI Data, Ricoh, Sharp, Toshiba, and Xerox. Sales to Xerox accounted for 11% of our 2014 revenue. Because sales of our printer and copier-related products constitute a significant portion of our Fiery revenue and there are a limited number of printer manufacturers producing copiers and printers in sufficient volume to be attractive customers for us, we expect to continue to depend on a relatively small number of printer manufacturers for a significant portion of our revenue in future periods. Although end customer and reseller channel preference for Fiery products drives demand, most Fiery revenue relies on the leading printer manufacturer / distributors to design, develop, and integrate Fiery technology into the their print engines. Accordingly, if we experience reduced sales or lose an important printer manufacturing customer, we will have difficulty replacing the revenue with sales to new or existing customers.

We customarily enter into development and distribution agreements with our significant printer manufacturer customers. These agreements can be terminated under a range of circumstances and often on relatively short notice. The circumstances under which an agreement can be terminated vary from agreement to agreement and there can be no assurance that these significant printer manufacturers will continue to purchase products from us in the future, despite such agreements. Our agreements generally do not commit such customers to make future purchases from us. They could decline to purchase products from us in the future and could purchase and offer products from our competitors, or develop their own products for sale to the end customer. We recognize the importance of, and strive to maintain, our relationships with the leading printer manufacturers. Relationships with these companies are affected by a number of factors including, among others: competition from other suppliers, competition from their own internal development efforts, and changes in general economic, competitive, or market conditions including changes in demand for our products, changes in demand for the printer manufacturers’ products, industry consolidation, or fluctuations in currency exchange rates. There can be no assurance that we will continue to maintain or build the relationships we have developed to date. See Item 1A: Risk Factors— We do not typically have long-term purchase contracts with the printer manufacturer customers that purchase our Fiery DFE and software solutions. They have in the past reduced or ceased, and could at any time in the future reduce or cease, to purchase products from us, thereby harming our operating results and business.

We have a continuing relationship pursuant to a license agreement with Adobe Systems, Inc. (“Adobe”). We license PostScript® software from Adobe for use in many of our Fiery solutions under the OEM Distribution and License Agreement entered into in September 2005, as amended from time to time. Under our agreement with Adobe, we have a non-exclusive, non-transferable license to use the Adobe deliverables (including any software, development tools, utilities, software development kits, fonts, drivers, documentation, or related materials). The scope of additional licensing terms varies depending on the type of Adobe deliverable. Our current agreement with Adobe was renewed on April 1, 2013 through March 31, 2018. The agreement can be terminated by either party upon 120 days prior written notice. All royalties due to Adobe under the agreement are payable within 45 days after the end of each calendar quarter.

Each Fiery solution requires page description language software provided by Adobe, which is a leader in providing page description software. Adobe’s PostScript® software is widely used to manage the geometry, shape, and typography of hard copy documents. Adobe can terminate our current PostScript® software license agreement without cause. Although to date we have successfully obtained licenses to use Adobe’s PostScript® software when required, Adobe is not required to, and we cannot be certain that Adobe will, grant future licenses to Adobe PostScript® software on reasonable terms, in a timely manner, or at all. In addition, to obtain licenses from Adobe, Adobe requires that we obtain quality assurance approvals from them for our products that use

Adobe software. If Adobe does not grant us such licenses or approvals, if the Adobe licenses are terminated, or if our relationship with Adobe is otherwise materially impaired, we would likely be unable to sell products that incorporate Adobe PostScript® software. If that occurred, we would have to license, acquire, develop, or re-establish our own competing software as a viable alternative for Adobe PostScript® software and our financial condition and results of operations could be significantly harmed for a period of time. See Item 1A: Risk Factors— We license software used in most of our Fiery products and certain Productivity Software products from Adobe and the loss of these licenses would prevent shipment of these products.

Our industrial inkjet printers require inkjet print heads that are manufactured by a limited number of suppliers. If we experience difficulty obtaining print heads, our inkjet printer production would be limited. In addition, we manufacture UV and ceramic digital ink for use in our printers and rely on a limited number of suppliers for certain pigments used in our ink. Our ink sales would decline significantly if we were unable to obtain the pigments when needed. See Item 1A: Risk Factors— We depend on a limited group of suppliers for key components in our products. The loss of any of these suppliers, the inability of any of these suppliers to meet our requirements, or delays or shortages of supply of these components could adversely affect our business.

Human Resources

As of December 31, 2014, we employed 2,672 full time employees. Approximately 762 were in sales and marketing (including 304 in customer service), 337 were in general and administrative, 506 were in manufacturing, and 1,067 were in research and development. Of the total number of employees, 1,494 employees were located in the Americas (primarily the U.S. and Brazil) and 1,178 were located outside of the Americas.

Research and Development

Research and development expense was $134.7, $128.1, and $120.3 million for the years ended December 31, 2014, 2013, and 2012, respectively. As of December 31, 2014, 1,067 of our 2,672 full-time employees were involved in research and development. We believe that development of new products and enhancement of existing products are essential to our continued success. We intend to continue to devote substantial resources to research and new product development. We expect to make significant expenditures to support research and development in the foreseeable future.

We expect to continue to develop new platforms and ink formulations for Industrial Inkjet print technologies and ceramic tile decoration as the industry continues and accelerates its transition from analog to digital technology and from solvent-based printing to UV curable ink printing. We are developing new software applications designed to maximize workflow efficiencies and meet the needs of the graphic arts and commercial print professions, including business process automation, web-to-print, e-commerce, cross-media marketing, imposition, and proofing solutions. We are developing products to support additional printing devices including high-end color copiers and multi-functional devices. We have research and development sites in 13 U.S. locations, as well as in India, Europe, the United Kingdom (“U.K.”), Brazil, Canada, New Zealand, China, Australia, and Japan. Substantial additional expense is required to complete and bring to market each of the products currently under development.

Manufacturing

We utilize subcontractors to manufacture our Fiery products and, to a lesser extent, our super-wide and wide format industrial digital inkjet printers. These subcontractors work closely with us to promote low cost and high quality while manufacturing our products. Subcontractors purchase components needed for our products from third parties. We are dependent on the ability of our subcontractors to produce the products we sell. Although we supervise our subcontractors, there can be no assurance that such subcontractors will perform efficiently or effectively. We have outsourced our Fiery production with Avnet, Inc. (“Avnet”), label and packaging digital inkjet printer production to Roberts Tool Company (“Roberts”), and formulation of certain solvent ink with Nazdar Company, Inc. (“Nazdar”).

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

Our VUTEk super-wide format industrial digital inkjet printers are primarily manufactured in a single location in our Meredith, New Hampshire facility. We have encountered difficulties in hiring and retaining adequate skilled labor and management because Meredith is not located in a major metropolitan area. Our Cretaprint ceramic tile decoration digital inkjet printers are manufactured in a single location in our Castellon, Spain facility. Our ceramic digital ink that is used in our ceramic tile decoration digital inkjet printers is formulated in a single location in our Ypsilanti, Michigan facility. Most components used to manufacture our printers and ink are available from multiple suppliers, except for inkjet print heads and certain key ingredients (primarily pigments and photoinitiators) for our ink. Although typically in low volumes, many key components are sourced from single vendors. If we were unable to obtain the print heads currently used, we would be required to redesign our printers to use different print heads. If we were unable to obtain the pigments, we would be required to reformulate the ink and test the new ink formulations. In our Industrial Inkjet facilities, we use hazardous materials to formulate and store digital UV and ceramic digital ink. The storage, use, and disposal of those materials must meet the requirements of various environmental regulations.

See Item 1A: Risk Factors— If we are not able to hire and retain skilled employees, we may not be able to develop and manufacture products, or meet demand for our products, in a timely fashion; We manufacture our super-wide format industrial digital inkjet printers and formulate our ceramic digital ink primarily in single locations. Any significant interruption in the manufacturing process at these facilities could adversely affect our business; We depend on a limited group of suppliers for key components in our products. The loss of any of these suppliers, the inability of any of these suppliers to meet our requirements, or delays or shortages of supply of these components, could adversely affect our business; and We may be subject to environmental-related liabilities due to our use of hazardous materials and solvents.

Significant components necessary for manufacturing our products are obtained from a sole supplier or a limited group of suppliers. We depend largely on the following sole and limited source suppliers for our components and manufacturing services:

Supplier	Components
Intel	Central processing units (“CPUs”); chip sets
Toshiba	Application-specific integrated circuits (“ASIC”) & inkjet print heads
Open Silicon	ASICs
Altera	ASICs & programmable devices
Tundra	Chip sets
Avnet	Contract manufacturing (Fiery)
Nazdar	Contract manufacturing (solvent ink)
Controls for Automation	Inkjet RFID (radio frequency identification)
Ink pigment suppliers	UV ink pigments and photoinitiators
Columbia Tech	Inkjet sub-assemblies
Roberts	Contract manufacturing (digital inkjet printers)
SEI, S.p.A	Laser finishing and winders
Shenzen Runtianzhi Tech	Inkjet sub-assemblies
Seiko	Inkjet print heads
Xaar	Inkjet print heads
Progress Software	Monarch and Radius operating system
Printable and XMPie	Digital StoreFront modular offerings

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

Industrial Inkjet

Our super-wide and wide format industrial digital inkjet printers compete with printers produced by Agfa, Domino, Durst, Canon, Hewlett-Packard (“HP”), Inca, Mimaki, Roland, and Mutoh throughout most of the world. There are Chinese and Korean printer manufacturers in the marketplace, but their products are typically sold in their domestic markets and are not perceived as viable alternatives in most other markets. Our UV ink is sold to users of our UV industrial inkjet printers, which have advanced quality control systems to ensure that correct color and non-expired ink is used to prevent damage to the printer. This results in most ink used in our printers being sold by us. While third party ink is available, its use may compromise the printer’s quality control system and also voids most provisions of our printer warranty and service contracts.

Our Cretaprint ceramic tile decoration digital inkjet printer competes with ceramic tile decoration printers manufactured in Spain (KERAjet), Austria (Durst), Italy (Technoferrari, Projecta (B&T), Intesa (Sacmi), and System), China (Flora, Hope, Meijia, and Teckwin), and smaller emerging competition in other markets such as Indonesia. The ceramic tile industry is currently experiencing an ongoing relocation from southern Europe to the emerging markets of China, India, Brazil, and Indonesia. Competition in the Chinese market consists of small Chinese ceramic tile decoration printers and European manufacturers that are reducing prices to gain market share. In 2012, we opened a Cretaprint sales and support center in Foshan, Guangdong, China, which is home to the largest concentration of tile manufacturers in China.

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

Fiery

The principal competitive factors affecting the market for our Fiery solutions include customer service and support, product reputation, quality, performance, price, and product features such as functionality, scalability, ease of use, and ability to interface with products produced by the significant printer manufacturers.

Although we have direct relationships with each of the leading printer manufacturers and work closely with them to design, develop, and integrate Fiery DFE and software technology into their print engines to maximize their quality and capability, our primary competitors for stand-alone color DFEs, embedded DFEs, and design-licensed solutions are these same leading printer manufacturing companies. They each maintain substantial investments in research and development. Some of this investment is targeted at integrating products and technology that we have designed and some of this investment is targeted at developing products and technology that compete with our Fiery brand. Our market position vis-à-vis internally developed DFEs is small; however, we are the largest third party DFE developer. We believe that our advantages include continuously advancing technology, short time-to-market, brand recognition, end user loyalty, sizable installed base, number of products supported, price driven by lower development costs, and market knowledge. We intend to continue to develop new DFEs with capabilities that meet the changing needs of the printer manufacturers’ product development roadmaps. Although we do not directly control the distribution channels, we provide a variety of features as well as unique “look and feel” to the printer manufacturers’ products to differentiate our customers’ products from those of their competitors. Ultimately, we believe that end customer and reseller channel preference for the Fiery DFE and software solutions drives demand for Fiery products through the printer manufacturers.

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

The printing equipment industry is extremely competitive. Our super-wide and wide format industrial digital inkjet products compete against several companies that market industrial digital inkjet printing systems based on electrostatic, drop-on-demand, and continuous drop-on- demand inkjet, and other technologies and printers utilizing UV curable ink including Agfa, Domino, Durst, Canon, HP, Inca, Mimaki, Roland, and Mutoh. Certain competitors have greater resources to develop new products and technologies and market those products, as well as acquire or develop critical components at lower costs, which would provide them with a competitive advantage. They could also exert downward pressure on product pricing to gain market share.

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

Our Cretaprint ceramic tile decoration digital inkjet printer competes with ceramic tile decoration printers manufactured in Spain, Italy, Brazil, China, and smaller emerging competitors in other markets such as

Indonesia. Competition in the Chinese market consists of small Chinese ceramic tile decoration printers and European manufacturers that are reducing prices to gain market share.

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

Our solvent-based ceramic digital ink is sold to users of our ceramic tile decoration digital inkjet printers. Until we began formulating our solvent-based ceramic digital ink in our facility in Ypsilanti, Michigan, our customers were required to fulfill their ceramic digital ink requirements from third party suppliers. Although we are focused on developing this recurring revenue stream, we cannot guarantee that we will become the primary supplier of ceramic digital ink to the users of our printers.

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

Although end customer and reseller channel preference for Fiery DFE and software solutions drives demand, most Fiery revenue relies on printer manufacturers to design, develop, and integrate Fiery technology into their print engines. We have established direct relationships with several leading printer manufacturers and work closely with them to design, develop, and integrate Fiery DFE and software technology to maximize the capability of their print engines. These manufacturers act as distributors and sell Fiery products to end customers through reseller channels. A significant portion of our revenue is, and has been, generated by sales of our Fiery DFE and software solutions to a relatively small number of leading printer manufacturers. For example, Xerox provided 11% of our revenue for the year ended December 31, 2014. Because sales of our Fiery products constitute a significant portion of our revenue and there are a limited number of printer manufacturers producing printers in sufficient volume to be attractive customers for us, we expect that we will continue to depend on a relatively small number of printer manufacturers for a significant portion of our Fiery revenue in future periods. Accordingly, if we lose or experience reduced sales to one of these printer manufacturer customers, we will have difficulty replacing that revenue with sales to new or existing customers.

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

Because our printer manufacturer customers incorporate our products into products they manufacture and sell, any decline in demand for copiers or laser printers or any other negative developments affecting our major customers or the computer industry in general, including reduced end user demand, would likely harm our results of operations. Certain printer manufacturer customers have experienced serious financial difficulties in the past, which led to a decline in sales of our products. If any significant customers face such difficulties in the future, our operating results could be harmed through, among other things, decreased sales volume, write-off of accounts receivable, and write-off of inventories related to products we have manufactured for these customers’ products.

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

Uncertainty about current global economic conditions, including Europe, poses a risk as our customers may delay purchases of our products in response to tighter credit, negative financial news, and/or declines in income or asset values. Any financial turmoil affecting the banking system and financial markets and the possibility that financial institutions may consolidate or terminate their activities have resulted in a tightening in the credit market, a low level of liquidity in many financial markets, and extreme volatility in fixed income, credit, currency, and equity markets. There could be a number of follow-on effects from a credit crisis on our business, including insolvency of key suppliers resulting in product delays; inability of customers and distributors to obtain credit to finance purchases of our products and/or customer and distributor insolvencies; increased difficulty in managing inventories; and other financial institutions negatively impacting our treasury operations.

Recently, economic uncertainty is particularly acute in Europe and especially the “southern European” countries (i.e., Spain, Portugal, Italy, and Greece) and in Ireland. We have no European sovereign debt investments. Our European debt and money market investments consist of non-sovereign corporate debt included within money market funds and corporate debt securities of $42.2 million, which represents 16% of our money market funds and corporate debt securities at December 31, 2014. Our European debt investments are with corporations domiciled in the northern and central European countries of Sweden, Germany, Netherlands, Switzerland, Luxembourg, Norway, France, Belgium, Finland, and the U.K. We do not have any investments in the higher risk “southern European” countries (i.e., Greece, Spain, Portugal, and Italy) or in Ireland. We believe that we do not have significant exposure with respect to our money market and corporate debt investments in Europe. Nevertheless, we do have some exposure due to the interdependencies among the European Union countries.

Since Europe is composed of varied countries and regional economies, our European risk profile is somewhat more diversified due to the varying economic conditions among the countries. Approximately 26% of our receivables are with European customers as of December 31, 2014. Of this amount, 22% of our European receivables (6% of consolidated net receivables) are in the higher risk southern European countries (mostly Spain, Portugal, and Italy), which are adequately reserved. The ongoing relocation of the ceramic tile industry from southern Europe to the emerging markets of China, India, Brazil, and Indonesia will reduce our exposure to credit risk in southern Europe. Nevertheless, if the ongoing economic uncertainty continues in southern Europe and spreads among all the European Union countries, we may experience difficulty collecting receivables from our European customers.

Our business, results of operations and financial condition may be negatively impacted by conditions abroad, including local economies, political environments, fluctuating foreign currencies and shifting regulatory schemes.

A significant amount of our revenue is generated from operations outside the U.S. Approximately $352.0 (45%), $315.6 (43%), and $298.0 (46%) million of revenue for the years ended December 31, 2014, 2013, and 2012, respectively, shipped to locations outside the Americas, primarily to Europe, Middle East, and Africa (“EMEA”) and APAC. We expect that sales shipped outside the Americas will continue to represent a significant portion of total revenue. We maintain significant operations and acquire or manufacture many of our products and/or their components outside the U.S. Our future revenues, costs, and results of operations could be significantly affected by changes in each country’s economic conditions, foreign currency exchange rates relative to the U.S. dollar, political conditions, trade protection measures, licensing requirements, local tax issues, capitalization, and other related legal matters. If our future revenues, costs, and results of operations are significantly affected by economic conditions abroad, our results of operations and financial condition could be negatively impacted. Specifically, the slowdown in the Chinese construction market has negatively impacted, and may continue to negatively impact, our results of operations, specifically within our ceramic tile decoration digital inkjet printer business. Our revenue in the APAC region, excluding Japan, decreased by 7% during the year ended December 31, 2014, compared with the year ended December 31, 2013 primarily as a result of this impact.

We face risks from currency fluctuations.

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

Changes in exchange rates, and in particular a weakening of the U.S. dollar, may adversely affect our consolidated operating expenses and operating income as expressed in U.S. dollars. We hedge our operating expense exposure in Indian rupees. The notional amount of our Indian rupee cash flow hedge was $2.9 million at December 31, 2014.

Forward contracts not designated as hedging instruments consist of hedges of Brazilian real, British pound sterling, and Euro-denominated intercompany loans with notional amounts of $63.8 million, British pound sterling and Euro-denominated trade receivables with notional amounts of $20.8 million, and Indian rupee net monetary assets with notional amounts of $1.9 million at December 31, 2014.These forward contracts are not designated for hedge accounting treatment since there is a natural offset for the remeasurement of the underlying foreign currency denominated asset or liability.

As of December 31, 2014, we had not entered into hedges against any other currency exposures, but we may consider hedging against movements in other currencies in the future. Our efforts to reduce risk from our international operations and from fluctuations in foreign currencies or interest rates may not be successful, which could harm our financial condition and operating results.

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

We incur additional legal compliance costs associated with our international operations and could become subject to legal penalties in foreign countries if we do not comply with local laws and regulations, which may be substantially different from those in the U.S. In many foreign countries, particularly those with developing economies, it may be common to engage in business practices that are prohibited by U.S. regulations such as the Foreign Corrupt Practices Act of 1977, as amended. Although we implement policies and procedures designed to ensure compliance with these laws, there can be no assurance that all of our employees, contractors, and agents, as well as outsourced business operations, including those based in or from countries where practices that violate such U.S. laws may be customary, will not take actions in violation of our policies. Furthermore, there can be no assurance that employees, contractors, and agents of acquired companies did not take actions in violation of such laws and regulations prior to the date they were acquired by us, although we perform due diligence procedures to endeavor to discover any such actions prior to the acquisition date.

We license software used in most of our Fiery products and certain Productivity Software products from Adobe and the loss of these licenses would prevent shipment of these products.

We are required to obtain separate licenses from Adobe for the right to use Adobe PostScript® software in each copier or printer model that uses a Fiery DFE, and other Adobe software for certain Productivity Software products. Although to date we have successfully obtained licenses to use Adobe PostScript® and other Adobe software when required, Adobe is not required to, and we cannot be certain that Adobe will, grant future licenses to Adobe PostScript® and other Adobe software on reasonable terms, in a timely manner, or at all. To obtain licenses from Adobe, Adobe requires that we obtain quality assurance approvals from them for our products that use Adobe software. Although to date we have successfully obtained such quality assurance approvals from Adobe, we cannot be certain they will grant us such approvals in the future. If Adobe does not grant us such licenses or approvals, if the Adobe licenses are terminated, or if our relationship is otherwise materially impaired, we would likely be unable to sell products that incorporate Adobe PostScript® or other Adobe software and our financial condition and results of operations would be significantly harmed.

We manufacture our super-wide format industrial digital inkjet printers and formulate our ceramic digital ink primarily in single locations. Any significant interruption in the manufacturing process at these facilities could adversely affect our business.

Our VUTEk super-wide format industrial digital inkjet printers are primarily manufactured in a single location in our Meredith, New Hampshire facility. Our Cretaprint ceramic tile decoration digital inkjet printers are manufactured in a single location in our Castellon, Spain facility. Our ceramic digital ink that is used in our ceramic tile decoration digital inkjet printers is formulated in a single location in our Ypsilanti, Michigan facility. Any significant interruption in the manufacturing process at any of these facilities could affect the supply of our product, our ability to meet customer demand, and our ability to maintain market share.

We are developing contingency plans utilizing the capabilities of certain contract manufacturers in the event of a significant interruption in the manufacturing process at any of the aforementioned facilities. Until those plans are complete, disruptions in the manufacturing process at any of our sole source internal facilities could adversely affect our business.

We depend on a limited group of suppliers for key components in our products. The loss of any of these suppliers, the inability of any of these suppliers to meet our requirements, or delays or shortages of supply of these components, could adversely affect our business.

Certain components necessary for the manufacture of our products are obtained from a sole supplier or a limited group of suppliers. These include CPUs, chip sets, ASICs, and other related semiconductor components; inkjet print heads for our super-wide and wide format, label and packaging, and ceramic tile decoration industrial digital inkjet printers, and certain key ingredients (primarily pigments and photoinitiators) for our digital UV ink. We generally do not maintain long-term agreements with our component suppliers and conduct business with such suppliers solely on a purchase order basis. If we are unable to continue to procure these sole or limited sourced components from our current suppliers in the required quantities, we will have to qualify other sources, if possible, or redesign our products. If we are unable to obtain the print heads that we currently use, we would be required to redesign our printers to use different print heads. If we are unable to obtain the required pigments, we would need to reformulate our digital UV and ceramic ink and test the new ink formulation. These suppliers may be concentrated within similar industries or geographic locations, which could potentially exacerbate these risks. We cannot provide assurance that other sources of these components exist or will be willing to supply us on reasonable terms or at all, or that we will be able to design around these components. Any unavailability, delays, or shortages of these components or any inability of our suppliers to meet our requirements, could harm our business.

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

The existence of fewer subcontractors may reduce our negotiating leverage, thereby potentially resulting in higher product costs. Financial problems resulting in the inability of our subcontractors to make or ship our products, could harm our business, operating results, and financial condition. If we change subcontractors, we could experience delays in finding, qualifying, and commencing business with new subcontractors, which would result in delayed delivery of our products and potentially the cancellation of orders for our products.

We have outsourced our Fiery production with Avnet, label and packaging digital inkjet printer production with Roberts, and formulation of certain solvent ink with Nazdar. Certain Industrial Inkjet sub-assemblies are manufactured by subcontractors. Should our subcontractors experience any inability, or unwillingness, to manufacture or deliver our products, then our business, financial condition, and operations could be harmed. Since we generally do not maintain long-term agreements with our subcontractors, any of our subcontractors could enter into agreements with our competitors that might restrict or prohibit them from manufacturing our products or could otherwise lead to an inability to fill our orders in a timely manner. In such event, we may not be able to find suitable replacement subcontractors, in which case our financial condition and operations would likely be harmed.

We may face increased risk of inventory obsolescence, excess, or shortages related to our Industrial Inkjet printers and ink.

We procure raw materials and internally manufacture our super-wide format and ceramic tile decoration industrial digital inkjet printers and formulate digital UV and ceramic digital ink based on our sales forecasts. If we do not accurately forecast demand for our products, we may produce or purchase excess inventory, which may result in our inventory becoming obsolete. We might not produce the correct mix of products to match actual demand if our sales forecast is not accurate, resulting in lost sales. If we have excess printers, ink, or other products, we may need to lower prices to stimulate demand.

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

We depend on skilled employees, such as software and hardware engineers, quality assurance engineers, chemists and chemical engineers and other technical professionals with specialized skills. We are headquartered in the Silicon Valley and have research and development facilities in 13 U.S. locations. We have research and development facilities in India, Europe, the U.K., Brazil, Canada, New Zealand, China, Australia, and Japan. Competition has historically been intense among companies hiring engineering and technical professionals. In times of professional labor imbalances, it has in the past and is likely in the future, to be difficult to locate and hire qualified engineers and technical professionals and to retain these employees. There are many technology companies located near our corporate offices in the Silicon Valley and our operations in India that may attempt to hire our employees.

Our VUTEk printers are manufactured at our Meredith, New Hampshire facility, which is not located in a major metropolitan area. We have encountered difficulties in hiring and retaining adequately skilled labor and management at this location.

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

Acquisitions involve numerous risks, such as:

•	difficulties integrating operations, employees, technologies, or products, and the required focus of management attention, time, and effort to accomplish successful integration;

•	risk of entering markets in which we have little or no prior experience, or entering markets where competitors have stronger market positions;

•	possible write-downs of impaired assets;

•	changes in the fair value of contingent consideration;

•	possible restructuring of personnel or leased facilities;

•	potential loss of key employees of the acquired company;

•	possible overruns (compared to expectations) relative to the expense levels and cash outflows of the acquired business;

•	adverse reactions by customers, suppliers, or parties transacting business with the acquired company or us;

•	risk of negatively impacting stock analyst ratings;

•	potential litigation or any administrative proceedings arising from prior transactions or prior actions of the acquired company;

•	inability to protect or secure technology rights;

•	possible overruns of direct acquisition and integration costs; and

•

if we issue equity securities in connection with any future acquisition, it may be dilutive to our existing stockholders; alternatively, acquisitions made entirely or partially for cash (as was the case with respect to each of our acquisitions during the past three years) will reduce cash reserves.

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

Given the uncertainty of the economic environment and its potential impact on our business, there can be no assurance that our estimates and assumptions regarding the duration of any economic downturn, or the period or strength of any subsequent recovery, made for purposes of our goodwill impairment testing at December 31, 2014 will prove to be accurate predictions of the future. If our assumptions regarding forecasted revenue or gross profit rates are not achieved, we may be required to record additional goodwill impairment charges in future periods relating to any of our reporting units, whether in connection with the next annual impairment testing in the fourth quarter of 2015 or prior to that, if an interim triggering event has occurred. It is not possible to determine if any such future impairment charge would result or, if it does, whether such charge would be material. No foreshadowing events have occurred as of December 31, 2014.

We are subject to numerous federal, state, and foreign employment laws and may face claims in the future under such laws.

We are subject to numerous federal, state, and foreign employment laws and from time to time face claims by our employees and former employees under such laws. There are no material claims pending or threatened against us under federal, state, or foreign employment laws, but we cannot be sure that material claims under such laws will not be made in the future against us, nor can we predict the likely impact of any such claims on us, or that, if asserted, we would be able to successfully resolve any such claims without incurring significant expense.

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

We may be subject to risk of loss due to fire because certain materials we use in our ink formulation process are flammable.

We use flammable materials in the digital UV and ceramic digital ink formulation process; therefore, we may be subject to risk of loss resulting from fire. The risk of fire associated with these materials cannot be completely eliminated. We own certain facilities that manufacture or warehouse our ink, which increases our exposure to such risk. We maintain insurance policies to cover losses caused by fire, including business interruption insurance. If one or more of these facilities is damaged or otherwise ceases operations as a result of fire, it would reduce our digital UV and ceramic ink manufacturing capacity, which may reduce revenue and adversely affect our business.

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

Our business operations involve the use of certain hazardous materials at three locations. At these facilities, we formulate and store UV, ceramic, solvent, thermoforming, and dye sublimation ink. The formulation and storage of solvent ink and ceramic ink requires the use of solvents. Our formulation of solvent ink is limited as we have primarily outsourced solvent ink formulation. However, we launched internal formulation and marketing of ceramic solvent-based ink during 2014 at our facility in Ypsilanti, Michigan. The solvents used in ceramic ink formulation have low volatility by design. As a result, ceramic ink poses less environmental risk compared with true solvent inks.

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

Future sales of our hardware products could be limited if we do not comply with current and future environmental and chemical content regulation in electrical and electronic equipment.

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

Our standard warranties contain limits on damages and exclusions, including but not limited to alteration, modification, misuse, mishandling, and storage or operation in improper environments. While we recorded an accrual of $9.7 million at December 31, 2014, for estimated warranty costs that are estimable and probable, based on historical experience, we may incur additional costs of revenue and operating expenses if our warranty provision does not reflect adequately the cost to resolve or repair defects in our products or if our liability limitations are declared enforceable, which could harm our business, financial condition, and operating results.

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

The market price for our common stock has been and may continue to be volatile. During the twelve months ended December 31, 2014, the price of our common stock as reported on The NASDAQ Global Select Market ranged from a low of $36.62 to a high of $47.75. We expect our stock price to be subject to fluctuations as a result of a variety of factors, including factors beyond our control. These factors include:

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

We are partially self-insured for certain losses related to employee medical and dental coverage, excluding employees covered by health maintenance organizations. We generally have an individual stop loss deductible of $125 thousand per enrollee unless specific exposures are separately insured. We have accrued a contingent liability of $1.4 million as of December 31, 2014, which is not discounted, based upon examination of historical trends, historical actuarial analysis, our claims experience, total plan enrollment (including employee contributions), population demographics, and other various estimates. Although we do not expect that we will ultimately pay claims significantly different from our estimates, self-insurance reserves, net income, and cash flows could be materially affected if future claims experience differs significantly from our historical trends and assumptions.

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

Our effective tax rate in the future may be impacted by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws, and new information discovered during the preparation of our tax returns. U.S. and foreign tax legislative initiatives, such as proposals for fundamental tax reform in the United States or multi-jurisdictional actions to address “base erosion and profit-shifting” by multinational companies, could adversely affect our effective tax rate, if enacted. Any of these changes could negatively impact our net income.

We may not have the ability to raise the funds necessary to settle conversions of our 0.75% Convertible Senior Notes due 2019 (“Notes”) in cash, repay the Notes at maturity, or repurchase the Notes upon a fundamental change.

In September 2014, we completed a private placement of $345 million principal amount of Notes. Holders of the Notes will have the right to require us to repurchase all or a portion of their Notes upon the occurrence of a fundamental change at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any, as described in Note 7—Convertible Senior Notes, Note Hedges, and Warrants of the Notes to Consolidated Financial Statements.

Upon conversion of the Notes, we will be required to make conversion payments in cash, unless we elect to deliver solely shares of our common stock to settle such conversion, as described in Note 7—Convertible Senior Notes, Note Hedges, and Warrants of the Notes to Consolidated Financial Statements. Moreover, we will be required to repay the Notes in cash at their maturity, unless earlier converted or repurchased. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Notes surrendered or pay cash with respect to Notes being converted or at their maturity.

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

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 470-20, Debt with Conversion and Other Options, requires us to separately account for the liability and equity components of the Notes that may be settled entirely or partially in cash upon conversion in a manner that reflects our non-convertible debt interest rate. Accordingly, the equity component of the Notes is included in additional paid-in capital within stockholders’ equity in our Consolidated Balance Sheet and the value of the equity component is treated as original issue discount for purposes of accounting for the debt component of the Notes. As a result, we are required to recognize non-cash interest expense in our Consolidated Statement of Operations in current and future periods as a result of the amortization of the discounted carrying value of the Notes to their principal amount over their term. We will report lower net income because ASC 470-20 requires interest to include both the current period’s amortization of the original issue discount and the Notes’ non-convertible interest rate. This could adversely affect our future consolidated financial results, the trading price of our common stock, and the trading price of the Notes.

Under certain circumstances, in calculating earnings per share, convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash are accounted for utilizing the treasury stock method. The effect of the treasury stock method is that the shares of common stock issuable upon conversion of the Notes, if any, are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the Notes exceeds their principal amount. Under the treasury stock method, diluted earnings per share is calculated as if the number of shares of common stock that would be necessary to settle such excess were issued, if we elected to settle such excess in shares. We cannot be sure that accounting standards will continue to permit the use of the treasury stock method in the future. If we are unable to use the treasury stock method in accounting for the shares issuable upon conversion of the Notes, if any, then our diluted consolidated earnings per share would be adversely affected.

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

Item  1B: Unresolved Staff Comments

None.

Item 2: Properties

As of December 31, 2014, we owned or leased a total of approximately 1.2 million square feet world-wide. The following table sets forth the location, size, and use of our principal facilities (square footage in thousands):

Location	Square Footage	Leased or Owned	Operating Segment	Principal Uses
Fremont, California (6750 Dumbarton Circle)	119	Owned*	Corporate & Fiery	Corporate offices, design engineering, product testing, sales, marketing, customer service

Fremont, California (6700 Dumbarton Circle)	59	Leased**	Fiery	Administrative offices, design engineering, product testing

Meredith, New Hampshire	163	Owned	Industrial Inkjet	Manufacturing (Industrial Inkjet printers), design engineering, sales, customer service

Castellon, Spain	154	Leased***	Industrial Inkjet	Manufacturing, (Cretaprint), administrative, design engineering, sales, customer service

Bangalore, India	96	Leased	All	APAC corporate offices, design engineering, sales

Ypsilanti, Michigan	94	Leased	Industrial Inkjet	Manufacturing (digital UV & ceramic ink), design engineering, sales, customer service

Laconia, New Hampshire	49	Leased	Industrial Inkjet	Warehouse

Egan, Minnesota	44	Owned	Fiery & Productivity Software	Administrative, design engineering, customer service, software engineering

Brussels, Belgium	39	Leased	Industrial Inkjet	Sales, Industrial Inkjet demonstration center

Lichtenvoorde, Netherlands	38	Leased	Productivity Software	Design engineering, software engineering, sales, customer service

Tempe, Arizona	32	Leased	Fiery & Productivity Software	Manufacturing, (Fiery), distribution, customer service

Norcross, Georgia	29	Leased	Fiery & Productivity Software	Design engineering, sales, customer service, quality assurance, and software engineering

Ratingen, Germany	27	Leased	Fiery	Software engineering, sales, customer service

Shanghai, China	27	Leased***	Industrial Inkjet	Sales, Industrial Inkjet demonstration center

Pittsburgh, Pennsylvania	18	Leased	Productivity Software	Administrative, software engineering, sales
Schiphol-Rijk, The Netherlands	17	Leased	Industrial Inkjet	EMEA corporate offices, sales, support services

Sao Paolo, Brazil	14	Leased	Productivity Software	Design engineering, software engineering, sales, customer service

Richmond Hill, Ontario, Canada	10	Leased	Fiery	Design engineering, sales, customer service

*	On April 26, 2013, we purchased an approximately 119,000 square feet building located at 6750 Dumbarton Circle, Fremont, California, the related land, and certain other property improvements for a total purchase price of $21.5 million.
**	We entered into a 15-year lease agreement, pursuant to which we leased approximately 59,000 square feet of a cold shell building located at 6700 Dumbarton Circle, Fremont, California, which is adjacent to the building that we purchased. The lease commenced on September 1, 2013. See Note 8—Commitments and Contingencies of the Notes to Consolidated Financial Statements.
***	Currently occupying two facilities as part of our transition into new facilities in 2015.

We leased 26 additional domestic and international regional operations and sales offices and we own one additional international sales office building, excluding facilities that have been fully reserved and subleased. We believe that our facilities, in general, are adequate for our present needs. We do not expect that we would experience difficulties in obtaining additional space at fair market rates, if the need arose.

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

As of December 31, 2014, we are subject to the matter discussed below.

Componex Corporation (“Componex”) vs. EFI

Componex, Inc. is a manufacturer of rolls used in machines handling continuous sheets of product and is a supplier for certain products in our VUTEk product line. On May 30, 2013, Componex filed an action in the United States District Court for the Western District of Wisconsin alleging that rolls supplied to EFI by other vendors infringe two patents held by Componex. We moved for summary judgment that, among other things, Componex’s patents are not valid and that, even if they are, the rolls supplied and used in our products do not infringe the patents. Componex also moved for summary judgment of infringement. On November 12, 2014, the district court granted summary judgment that one of the two patents at issue is invalid, that there is no evidence of infringement of the other patent at issue, and entered judgment in favor of EFI. On December 4, 2014, Componex filed its notice of appeal to the United States Court of Appeals for the Federal Circuit. The appeal is currently pending.

Although we do not believe that Componex’s patents or infringement claims based on the patent are valid and we do not believe it is probable that we will incur a material loss in this matter, it is reasonably possible that our financial statements could be materially affected if we do not prevail on appeal and the district court subsequently were to reach a different conclusion than in its final judgment. We estimate the range of potential loss to be between one dollar and $1.5 million.

Other Matters

As of December 31, 2014, we were subject to claims, lawsuits, investigations, and proceedings in addition to the matter discussed above. There is at least a reasonable possibility that additional losses may be incurred in excess of the amounts that we have accrued. However, we believe that these claims are not material to our financial statements or the range of reasonably possible losses is not reasonably estimable. Litigation is inherently unpredictable, and while we believe that we have valid defenses with respect to legal matters pending against us, our financial statements could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies or because of the diversion of management’s attention and the incurrence of significant expenses.

Item  4: Mine Safety Disclosures

Not applicable.

PART II

Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has traded on The NASDAQ Global Select Market (formerly The NASDAQ National Market) under the symbol EFII since October 2, 1992. The table below lists the high and low sales price during each quarter the stock was traded in 2014 and 2013.

	2014				2013
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
High	$47.75	$45.46	$47.42	$46.50	$26.15	$29.62	$32.19	$39.87
Low	$37.86	$36.62	$42.75	$39.09	$18.97	$23.82	$28.55	$30.48

As of January 28, 2015, there were 126 stockholders of record, excluding a substantially greater number of “street name” holders or beneficial holders of our common stock, whose shares are held of record by banks, brokers, and other financial institutions.

We did not declare or pay cash dividends on our common stock in either 2014 or 2013. We currently anticipate that we will retain all available funds for the operation of our business and do not plan to pay any cash dividends in the foreseeable future. We believe that the most strategic uses of our cash resources include business acquisitions, strategic investments to gain access to new technologies, repurchases of shares of our common stock, and working capital.

Equity Compensation Plan Information

Information regarding our equity compensation plans may be found in Note 12—Employee Benefit Plans of the Notes to Consolidated Financial Statements and Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters of this Annual Report on Form 10-K and is incorporated herein by reference.

Repurchases of Equity Securities

Repurchases of equity securities during the year ended December 31, 2014 were as follows (in thousands except per share amounts):

Fiscal month	Total number of shares purchased(2)	Average price paid per share	Total number of shares purchased as part of publicly announced plans	Approximate dollar value of shares that may yet be purchased under the plans(1)
January 2014	85	$39.54	63	$194,915
February 2014	1,058	42.57	748	163,180
March 2014	1	42.62	—	163,180
April 2014	240	43.92	240	152,639
May 2014	45	39.41	—	152,639
June 2014	—	—	—	152,639
July 2014	245	46.22	238	141,639
August 2014	130	43.28	—	141,639
September 2014	257	43.20	232	131,639
October 2014	87	42.23	87	127,965
November 2014	185	44.86	156	120,965
December 2014	7	44.44	7	120,642

Total	2,340		1,771	$120,642

(1)

In November 2013, our Board of Directors approved the repurchase of $200 million of outstanding common stock. This authorization expires in November 2016. Under this publicly announced plan, we repurchased 1.8 and 0.1 million shares for an aggregate purchase price of $76.8 and $2.6 million during the years ended December 31, 2014 and 2013, respectively.

(2)

Includes 0.6 million shares purchased from employees to satisfy the exercise price of certain stock options and any tax withholding obligations incurred in connection with such exercises and minimum tax withholding obligations that arose on the vesting of restricted stock units (“RSUs”).

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

The following graph compares cumulative total returns based on an initial investment of $100 in our common stock to the NASDAQ Composite and the NASDAQ Computer Manufacturers Index. The stock price performance shown on the graph below is not indicative of future price performance and only reflects the Company’s relative stock price for the five-year period ending on December 31, 2014. All values assume reinvestment of dividends and are calculated at December 31 of each year.

Item 6: Selected Financial Data

The following table summarizes selected consolidated financial data as of and for the five years ended December 31, 2014. This information should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and related notes thereto. For a more detailed description, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	For the years ended December 31,
(in thousands, except per share amounts)	2014	2013	2012	2011	2010
Operations(1)
Revenue	$790,427	$727,693	$652,137	$591,556	$504,007

Gross profit	429,737	395,166	354,821	330,983	267,685

Income (loss) from operations(2)	53,439	174,648	33,886	27,333	(276)

Net income(2)(3)	$33,714	$109,107	$83,269	$27,465	$7,487

Earnings per share
Net income per basic common share	$0.72	$2.34	$1.79	$0.59	$0.16

Net income per diluted common share	$0.70	$2.26	$1.74	$0.58	$0.16

Shares used in basic per-share calculation	46,866	46,643	46,453	46,234	45,387

Shares used in diluted per-share calculation	48,406	48,359	47,734	47,579	47,152

	December 31,
(in thousands)	2014	2013	2012	2011	2010
Financial Position
Cash, cash equivalents, and short-term investments	$616,732	$355,041	$364,962	$219,158	$229,663
Working capital	684,898	399,694	262,821	244,824	265,250
Total assets	1,304,560	1,026,384	1,074,971	739,734	706,581
Convertible senior notes, net(4)	284,818	—	—	—	—
Stockholders’ equity	788,689	767,450	650,793	564,783	551,749

(1)

Includes acquired company results of operations beginning on the date of acquisition. See Note 3—Business Acquisitions of the Notes to Consolidated Financial Statements for a summary of recent acquisitions during the years ended December 31, 2014, 2013, and 2012.

(2)	Income (loss) from operations includes the following:

	December 31,
(in thousands)	2014	2013	2012	2011	2010
Amortization of acquisition-related intangibles	$20,673	$19,438	$18,594	$11,248	$12,385
Stock-based compensation expense	36,061	25,770	19,721	23,370	15,924
Restructuring and other costs	6,578	4,834	5,803	3,258	3,615
Litigation settlement expenses (recoveries)	897	(3,081)	256	—	—
Change in fair value of contingent consideration	(3,810)	(5,742)	(1,360)	1,476	395
Acquisition-related transaction costs	1,501	1,434	2,200	2,327	1,169
Gain on sale of building and land (Note 13)	—	(117,216)	—	—	—

Total charges, net of recoveries	$61,900	$(74,563)	$45,214	$41,679	$33,488

(3)	Net income includes the following:

•

Tax benefit from the release of previously unrecognized tax benefits of $2.6, $5.8, $11.8, $2.6, and $8.5 million for the years ended December 31, 2014, 2013, 2012, 2011, and 2010, respectively, resulting from the release of previously unrecognized tax benefits resulting from the expiration of U.S. federal and state statutes of limitations.

•	Tax benefit of $3.1 million during the year ended December 31, 2014 resulting from the increased valuation of intangible assets for Brazilian tax reporting.

•	Tax provision of $19.4 million during the year ended December 31, 2013 to establish a valuation allowance related to the realization of tax benefits from existing California deferred tax assets.

•

Tax benefit of $3.2 million during the year ended December 31, 2013, resulting from the retroactive renewal of the U.S. federal research and development tax credit on January 2, 2013, retroactive to 2012, pursuant to the American Taxpayer Relief Act of 2012. ASC 740-10-45-15, Income Taxes, requires the effects of a change in tax law or rates be recognized in the period that includes the enactment date.

•	Tax benefit of $43.6 million during the year ended December 31, 2012 resulting from a capital loss related to the liquidation of a wholly-owned subsidiary.

•	Tax benefit of $6.5 million during the year ended December 31, 2012 resulting from the increased valuation of acquired intangibles for tax purposes due to an operational restructuring in Spain.

(4)

In September 2014, we completed a private placement of $345 million principal amount of 0.75% Convertible Senior Notes due 2019 (“Notes”). Holders of the Notes will have the right to require us to repurchase all or a portion of their Notes upon the occurrence of a fundamental change at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any, as described in Note 7—Convertible Senior Notes, Note Hedges, and Warrants of the Notes to Consolidated Financial Statements.

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the audited consolidated financial statements and related notes thereto included in this Annual Report on Form 10-K.

All assumptions, anticipations, expectations, and forecasts contained herein are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that involve risks and uncertainties. Forward-looking statements include, among others, those statements including the words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “potential,” “project,” “seek,” “should,” “target,” “will,” variations of such words, and similar expressions. Our actual results could differ materially from those discussed here. For a discussion of the factors that could impact our results, readers are referred to Item 1A, “Risk Factors,” in Part I of this Annual Report on Form 10-K and to our other reports filed with the SEC, including the Company’s most recent Quarterly Report on Form 10-Q and Current Reports on Form 8-K, and any amendments thereto. We do not assume any obligation to update the forward-looking statements provided to reflect events that occur or circumstances that exist after the date on which they were made.

Overview

We completed a private placement of $345 million principal amount of 0.75% Convertible Senior Notes due 2019 (“Notes”) in September 2014. The Notes were sold under a purchase agreement among the Company, Morgan Stanley & Co., LLC, and Goldman, Sachs & Co., (together, the “Initial Purchasers”). The Notes were sold to the Initial Purchasers in reliance on an exemption from registration provided by Section 4 (a)(2) of the

Securities Act for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The net proceeds from this offering were approximately $336.4 million, after deducting the Initial Purchasers’ commissions and the offering expenses payable by us. As described more fully in Note 7—Convertible Senior Notes, Note Hedges, and Warrants, we used approximately $29.4 million of the net proceeds to pay the cost of the Note Hedges (after such cost was partially offset by the proceeds from the Warrant transactions).

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

Key financial results for the year ended December 31, 2014 were as follows:

•

Our results of operations for the year ended December 31, 2014 compared with the prior year reflect revenue growth, consistent gross profit, consistent operating expenses as a percentage of revenue, and increased foreign exchange loss. Our revenue growth was driven by increased revenue in all three operating segments. We completed our acquisitions of DIMS, DirectSmile, Rhapso, and SmartLinc in 2014. We completed our acquisitions of Lector, Metrix, GamSys, and PrintLeader in 2013. Their results are included in our results of operations commencing on their respective acquisition dates.

•

Our consolidated revenue increased by 9%, or $62.7 million, from $727.7 million for the year ended December 31, 2013 to $790.4 million for the year ended December 31, 2014. Industrial Inkjet, Productivity Software, and Fiery revenue increased by $24.6, $12.3, and $25.8 million, respectively, in 2014 compared with 2013. Recurring ink and maintenance revenue increased by 15% during the year ended December 31, 2014 compared with the same period in the prior year and represented 28% of consolidated revenue.

•

Our gross profit percentage was comparable at 54% during the years ended December 31, 2014 and 2013. Productivity Software and Fiery operating segment gross margin percentages increased by 0.5 and 1.6 points, respectively, offset by the decreased Industrial Inkjet operating segment gross margin percentage of 1.5 points.

•

Operating expenses as a percent of revenue increased from 30% in 2013 to 48% in 2014. Operating expenses increased by $155.8 million between 2013 and 2014 primarily due to the gain on sale of building and land of $117.2 million, which was recognized in 2013. Excluding the gain on sale of building and land, operating expenses increased as a percentage of revenue from 46% to 48% between 2013 and 2014. The increase in operating expenses of $38.6 million, excluding the gain on sale of building and land in 2013, was primarily due to head count increases related to our business acquisitions, commission payments resulting from increased revenue, trade show expenses, facilities-related restructuring expenses related to the consolidation of our operations in Germany, acquisition expenses, legal fees, amortization of intangible assets, and stock-based compensation, partially offset by the prior year release of reserves related to certain patent litigation, changes in fair value of contingent consideration, and imputed sublease income related to the deferred property transaction.

•

On November 1, 2012, we sold the 294,000 square foot building located in Foster City, California, which at that time served as our corporate headquarters, along with approximately four acres of land and certain other assets related to the property, for $179.7 million. We used the facility until October 31, 2013, while searching for a new facility, building it out, and relocating our corporate headquarters, for which period rent was not required to be paid. Because we vacated the facility on October 31, 2013, we have no continuing involvement with the property and have accounted for the transaction as a property sale during the fourth quarter of 2013, thereby recognizing a gain of approximately $117.2 million on the sale of the property.

•

Interest expense increased by $3.6 million, from $2.3 million for the year ended December 31, 2013 to $5.9 million for the year ended December 31, 2014. Interest expense during the year ended December 31, 2014, consists primarily of interest expense and amortization of debt issuance costs related to our Notes of $4.7 million and imputed interest expense related to our build-to-suit lease of $0.9 million, which is compared with imputed interest expense related to the deferred proceeds from sale of building and land of $1.9 million, net of capitalized interest related to our new corporate headquarters, and imputed interest expense related to our build-to-suit lease of $0.3 million during the year ended December 31, 2013.

•

Interest income and other income (expense), net, decreased from a gain of $0.8 million during the year ended December 31, 2013, to a loss of $5.5 million during the year ended December 31, 2014, primarily due to a foreign exchange loss of $6.8 million during the year ended December 31, 2014, compared to a foreign exchange loss of $0.3 million during the year ended December 31, 2013, resulting from revaluation of foreign currency denominated net assets (mainly denominated in Euros, British pounds sterling, Brazilian reais, and Indian rupees), partially offset by hedging gains.

•

We recorded a tax provision of $8.4 million in 2014 on pre-tax income of $42.1 million compared to a tax provision of $64.0 million in 2013 on pre-tax income of $173.1 million. We recognized a tax benefit of $3.1 million in 2014 resulting from the increased valuation of intangible assets for Brazilian tax reporting. We recognized a tax charge of $19.4 million in 2013 to establish a valuation allowance for certain existing California deferred tax assets. We recognized $2.6 million of previously unrecognized tax benefits in 2014 as compared to $5.8 million in 2013. The effective tax rate was positively impacted in 2013 by the renewal of the U.S. federal research and development tax credit retroactive to 2012. ASC 740-10-45-15 requires that the effects of a change in tax law or rates be recognized in the period that includes the enactment date. Accordingly, $3.2 million of the retroactive credit that related to 2012 was entirely recognized on January 2, 2013.

Results of Operations

The following table presents items in our consolidated statements of operations as a percentage of total revenue for 2014, 2013, and 2012. These operating results are not necessarily indicative of results for any future period.

	For the years ended December 31,
	2014	2013	2012
Revenue	100%	100%	100%

Gross profit	54	54	54
Operating expenses (gains):
Research and development	17	17	18
Sales and marketing	19	19	19
General and administrative	8	6	8
Amortization of identified intangibles	3	3	3
Restructuring and other	1	1	1
Gain on sale of building and land	—	(16)	—

Total operating expenses	48	30	49

Income from operations	6	24	5
Interest expense	(1)	—	—
Interest income and other income (expense), net	—	—	—

Income before income taxes	5	24	5
Benefit from (provision for) income taxes	(1)	(9)	8

Net income	4%	15%	13%

Revenue

We classify our revenue, gross profit, assets, and liabilities in accordance with our three operating segments as follows:

Industrial Inkjet, which consists of our VUTEk super-wide format, EFI wide format, Jetrion label and packaging, and Cretaprint ceramic tile decoration industrial digital inkjet printers; UV, LED, ceramic, textile dye sublimation, and thermoforming ink; digital inkjet printer parts; and professional services. Printing surfaces include paper, vinyl, corrugated, textile, glass, plastic, aluminum composite, ceramic tile, and many other flexible and rigid substrates.

Productivity Software, which includes (i) our business process automation software, including Monarch and Metrics; (ii) Pace, our business process automation software that is available in a cloud-based environment; (iii) Digital StoreFront, our cloud-based e-commerce solution that allows print service providers to accept, manage, and process printing orders over the internet; (iv) Radius, our business process automation software for label and packaging printers; and (v) other business process automation and e-commerce solutions designed for the printing and packaging industries.

Fiery, which consists of DFEs that transform digital copiers and printers into high performance networked printing devices for the office and commercial printing market. This operating segment is comprised of (i) stand-alone DFEs connected to digital printers, copiers, and other peripheral devices, (ii) embedded DFEs and design-licensed solutions used in digital copiers and multi-functional devices, (iii) optional software integrated into our DFE solutions such as Fiery Central, Command WorkStation, and MicroPress, (iv) Fiery Self Serve (formerly Entrac), our self-service and payment solution, (v) PrintMe, our mobile printing application, and (vi) stand-alone software-based solutions such as our proofing and scanning solutions.

Revenue by Operating Segment

Our revenue by operating segment for the years ended December 31, 2014, 2013, and 2012 was as follows (in thousands):

	For the years ended December 31,						% change
	2014		2013		2012		2014 over 2013	2013 over 2012
Industrial Inkjet	$379,170	48%	$354,614	49%	$320,228	49%	7%	11%
Productivity Software	130,743	17	118,409	16	103,466	16	10	14
Fiery	280,514	35	254,670	35	228,443	35	10	11

Total revenue	$790,427	100%	$727,693	100%	$652,137	100%	9%	12%

Overview

Revenue was $790.4, $727.7, and $652.1 million for the years ended December 31, 2014, 2013, and 2012, respectively, resulting in a 9% increase in 2014 compared with 2013 and a 12% increase in 2013 compared with 2012. The $62.7 million increase in 2014 compared with 2013 consisted of increased Industrial Inkjet, Productivity Software, and Fiery revenue of $24.6, $12.3, and $25.8 million, respectively. The $75.6 million increase in 2013 compared with 2012 consisted of increased Industrial Inkjet, Productivity Software, and Fiery revenue of $34.4, $14.9, and $26.3 million, respectively.

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

Industrial Inkjet Revenue

Industrial Inkjet revenue increased by $24.6 million, or 7%, in 2014 compared with 2013. Industrial Inkjet revenue in the super-wide and wide format products lines is benefiting from the ongoing analog to digital and solvent to UV migration. The Industrial Inkjet revenue increase was primarily due to:

•

significantly increased UV and LED ink revenue resulting from the high utilization our UV printers are experiencing in the field, partially offset by decreased solvent printer installed base demand measured by solvent ink usage,

•	strong demand for our printers incorporating LED technology such as:

¡	the GS5500LXr 5-meter and GS3250LXr 3-meter roll-to-roll digital UV inkjet super-wide format printers,

¡	the newly launched H1625 digital UV inkjet wide format printer,

•	the HS100 digital UV inkjet press representing an alternative to analog presses utilizing pin & cure technology, and

•	other super-wide and wide format digital inkjet printers,

•

partially offset by decreased ceramic tile decoration digital inkjet printer revenue due to softness in the global construction market. Companies are delaying investment in new equipment, especially in China.

Industrial Inkjet revenue increased by $34.4 million, or 11%, in 2013, compared with 2012, primarily due to significantly increased UV and LED ink revenue, strong demand for our GS3250LX and GS2000LX UV-curing digital inkjet printers incorporating “cool cure” LED technology, acceptance of our QS2Pro and QS3Pro UV hybrid digital inkjet printers, which were launched in 2012, our HS100 digital UV inkjet press incorporating pin & cure technology and representing an alternative to analog presses, which was launched during the second quarter of 2013, and our next generation Cretaprint C3 ceramic tile decoration digital inkjet printer, which was launched during the fourth quarter of 2012.

Productivity Software Revenue

Productivity Software revenue increased by $12.3 million, or 10%, in 2014 compared with 2013, primarily due to increased recurring maintenance revenue resulting from our business acquisition strategy; increased Radius, Pace, and web-to-print license revenue, as well as license and subscription revenue from recently acquired businesses. Productivity Software revenue benefited from our acquisitions of SmartLinc, Rhapso, DirectSmile, and DIMS, which closed in 2014, and GamSys, Metrix, and Lector, which closed in 2013. Our acquisitions have increased the international presence of our Productivity Software business and significantly increased our recurring maintenance revenue base.

Productivity Software revenue increased by $14.9 million, or 14%, in 2013 compared with 2012, primarily due to increased Monarch, Radius, and Pace revenue, as well as revenue from recently acquired businesses. Productivity Software revenue benefited from our acquisitions of GamSys, Metrix, and Lector, which closed in 2013, and Metrics, OPS, and Technique, which closed in 2012.

Fiery Revenue

Fiery revenue increased by $25.8 million, or 10%, in 2014 compared with 2013. Although end customer and reseller channel preference for Fiery products drives demand, most Fiery revenue relies on the leading printer manufacturers to design, develop, and integrate Fiery technology into their print engines. The Fiery revenue increase is primarily due to:

•

new product launches by these printer manufacturers with increased speed, quality, and versatility have made the DFE a more significant consideration for the customer resulting in increased stand-alone Fiery DFE revenue,

•	significant investment in research and development has resulted in advances in color management, speed, and field presence, which have led to increased DFE market share,

•	integration of Fiery DFEs with certain Industrial Inkjet and Productivity Software products, and

•	increased sales of Fiery Self Serve payment solutions, and low reseller inventory.

Fiery revenue increased by $26.3 million, or 11%, in 2013 compared with 2012. The Fiery revenue increase is primarily due to new product launches by these printer manufacturers resulting in increased stand-alone and embedded DFE revenue, improved market share for Fiery versus competing DFEs in certain markets that we serve, as well as the launch of the Fiery FS100 Pro DFE platform. Our customers have also benefited from recent integration of our Fiery products with certain of our Industrial Inkjet and Productivity Software products.

Revenue by Geographic Region

Our revenue by geographic region for the years ended December 31, 2014, 2013, and 2012 was as follows (in thousands):

	For the years ended December 31,						% change
	2014		2013		2012		2014 over 2013	2013 over 2012
Americas	$438,421	55%	$412,127	56%	$354,114	54%	6%	16%
EMEA	244,545	31	207,665	29	195,397	30	18	6
APAC	107,461	14	107,901	15	102,626	16	(0)	5
Japan	27,733	4	21,977	3	27,870	4	26	(21)
APAC, ex Japan	79,728	10	85,924	12	74,756	12	(7)	15

Total revenue	$790,427	100%	$727,693	100%	$652,137	100%	9%	12%

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

Overview

Our consolidated revenue increase of $62.7 million, or 9% in 2014 compared with 2013, resulted from increased revenue in the Americas, EMEA, and Japan, partially offset by decreased revenue in APAC, excluding Japan.

Our consolidated revenue increase of $75.6 million, or 12%, in 2013 compared with 2012, resulted from increased revenue in the Americas, EMEA, and APAC, excluding Japan, partially offset by decreased revenue in Japan.

Americas Revenue

Americas revenue increased by $26.3 million, or 6%, in 2014 compared with 2013 resulting from increased revenue in all three of our operating segments. Decreased ceramic tile decoration digital inkjet revenue partially offset double digit percentage growth in super-wide and wide format digital inkjet printer revenue.

Americas revenue increased by $58.0 million, or 16%, in 2013 compared with 2012. Americas revenue increased in all three of our operating segments. Industrial Inkjet revenue increased primarily due to sales of super-wide and wide format UV printers and UV ink, as well as the effective introduction of our ceramic tile decoration digital inkjet printer product into this market. Productivity Software revenue increased primarily due to increased Monarch, Pace, and Radius revenue. Fiery revenue significantly increased primarily as a consequence of product launches by the leading printer manufacturers, which had previously been delayed.

EMEA Revenue

EMEA revenue increased by $36.9 million, or 18%, in 2014 compared with 2013 resulting from increased revenue in all three of our operating segments. Decreased ceramic tile decoration digital inkjet revenue partially offset double digit percentage growth in super-wide and wide format digital inkjet printer revenue. We drove significant sales into the EMEA region through our 2014 acquisitions of SmartLinc, Rhapso, DirectSmile, and DIMS.

EMEA revenue increased by $12.3 million, or 6%, in 2013 compared with 2012 primarily due to increased Productivity Software revenue through growth of our Monarch, Radius, and Pace revenue from higher sales in various countries including South Africa, U.K., and Germany. We also drove significant sales into the EMEA region through our 2012 business acquisitions of OPS and Technique and our 2013 business acquisitions of GamSys and Lector. Fiery revenue in the EMEA region also benefited from product launches by the leading printer manufacturers, which had previously been delayed.

Japan Revenue

Japan revenue increased by $5.8 million, or 26%, in 2014 compared with 2013 primarily due to primarily due to increased Fiery revenue and super-wide and wide format industrial digital inkjet printer sales.

Japan revenue decreased by $5.9 million, or 21%, in 2013 compared with 2012 primarily due to a decrease in Fiery revenue in Japan as the leading printer manufacturers focused their efforts elsewhere. The Fiery revenue decrease in Japan was partially offset by a modest amount of industrial digital inkjet printer sales.

APAC, ex Japan, Revenue

APAC, excluding Japan, revenue decreased by $6.2 million, or 7%, in 2014 compared with 2013 due to increased revenue in all three of our operating segments. Decreased ceramic tile decoration digital inkjet revenue partially offset double digit percentage growth in super-wide and wide format digital inkjet printer revenue. Decreased ceramic tile decoration digital inkjet printer revenue primarily resulted from the slowdown in the global construction industry, especially in China.

APAC, excluding Japan, revenue increased by $11.2 million, or 15%, in 2013 compared with 2012 primarily due to increased ceramic tile decoration digital inkjet printer revenue, super-wide and wide format industrial digital inkjet printer revenue, and product launches by the leading printer manufacturers in the Fiery operating segment.

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

Although end customer and reseller channel preference for Fiery products drives demand, most Fiery revenue relies on printer manufacturers to design, develop, and integrate Fiery technology into their print engines. A significant portion of our revenue is, and has been, generated by sales of our Fiery DFE products to a relatively small number of leading printer manufacturers. Xerox provided 11% of our revenue for the year ended December 31, 2014, and 12% of our revenue for the years ended December 31, 2013 and 2012.

Our reliance on revenue from the leading printer manufacturers was 33% during 2014 and 2013 and 32% during 2012. Over time, we expect our revenue from the leading printer manufacturers to decline. Because sales of our printer and copier-related products constitute a significant portion of our revenue and there are a limited number of printer manufacturers producing copiers and printers in sufficient volume to be attractive customers for us, we expect that we will continue to depend on a relatively small number of printer manufacturers for a significant portion of our Fiery DFE revenue in future periods. Accordingly, if we lose or experience reduced sales to one of these printer manufacturer/distributors, we will have difficulty replacing that revenue with sales to new or existing customers.

Gross Profit

Gross profit by operating segment, excluding stock-based compensation, for the years ended December 31, 2014, 2013, and 2012 was as follows (in thousands):

	2014	2013	2012
Industrial Inkjet
Revenue	$379,170	$354,614	$320,228
Gross profit	143,981	140,095	127,783
Gross profit percentages	38.0%	39.5%	39.9%
Productivity Software
Revenue	$130,743	$118,409	$103,466
Gross profit	94,733	85,246	74,426
Gross profit percentages	72.5%	72.0%	71.9%
Fiery
Revenue	$280,514	$254,670	$228,443
Gross profit	193,585	171,642	153,805
Gross profit percentages	69.0%	67.4%	67.3%

A reconciliation of operating segment gross profit to the consolidated statements of operations for the years ended December 31, 2014, 2013, and 2012 is as follows (in thousands):

	2014	2013	2012
Segment gross profit	$432,299	$396,983	$356,014
Stock-based compensation expense	(2,562)	(1,817)	(1,193)

Gross profit	$429,737	$395,166	$354,821

Overview

Our gross profit percentages were comparable at 54% during the years ended December 31, 2014, 2013, and 2012.

Industrial Inkjet Gross Profit

The Industrial Inkjet gross profit percentage decreased from 39.5% in 2013 to 38.0% in 2014 primarily due to relatively fixed manufacturing costs being spread over lower ceramic tile decoration digital inkjet printer revenue.

The Industrial Inkjet gross profit percentage decreased from 39.9% in 2012 to 39.5% in 2013 primarily due to an unfavorable mix shift between lower and higher margin printers, and freight costs.

Productivity Software Gross Profit

The Productivity Software gross profit percentage increased from 72.0% in 2013 to 72.5% in 2014 primarily due to efficiencies gained through increased revenue, achievement of certain post-acquisition cost synergies, and price increases on annual maintenance renewal contracts.

The Productivity Software gross profit percentage increased from 71.9% in 2012 to 72.0% in 2013 primarily due to efficiencies gained through increased revenue and the achievement of certain post-acquisition cost synergies.

Fiery Gross Profit

The Fiery gross profit percentage increased from 67.4% in 2013 to 69.0% in 2014 primarily due to a mix shift from lower margin embedded DFEs to higher margin stand-alone DFEs and higher average selling price on DFEs for newly launched printers by the leading printer manufacturers.

The Fiery gross profit percentage increased from 67.3% in 2012 to 67.4% in 2013 primarily due to a mix shift from lower margin embedded DFEs to higher margin stand-alone DFEs.

Operating Expenses

Operating expenses for the years ended December 31, 2014, 2013, and 2012 were as follows (in thousands):

	For the years ended December 31,			% change
	2014	2013	2012	2014 over 2013	2013 over 2012
Research and development	$134,732	$128,124	$120,298	5%	7%
Sales and marketing	147,383	137,583	125,513	7	10
General and administrative	66,932	47,755	50,727	40	(6)
Amortization of identified intangibles	20,673	19,438	18,594	6	5
Restructuring and other	6,578	4,834	5,803	36	(17)
Gain on sale of building and land	—	(117,216)	—	—	(100)

Total operating expenses	$376,298	$220,518	$320,935	71%	(31)%

Operating expenses, net of gain on sale of building and land, increased by $155.8 million, or 71%, in 2014 as compared with 2013, and decreased by $100.4 million, or 31%, in 2013 as compared with 2012.

Operating expenses increased between 2013 and 2014 primarily due to the gain on sale of building and land of $117.2 million, which was recognized in 2013. Excluding the gain on sale of building and land, operating expenses increased by $38.6 million and increased as a percentage of revenue from 46% in 2013 to 48% in 2014. The increase in operating expenses, excluding the gain on sale of building and land in 2013, was primarily due to head count increases related to our business acquisitions, variable compensation due to improved profitability, commission payments resulting from increased revenue, trade show expenses, facilities-related restructuring expenses related to the consolidation of our operations in Germany, acquisition expenses, legal fees, amortization of intangible assets, and stock-based compensation, offset by the prior year release of reserves related to certain patent litigation, changes in fair value of contingent consideration, and imputed sublease income related to the deferred property transaction.

Operating expenses decreased between 2012 and 2013 primarily due to the gain on sale of building and land of $117.2 million. Excluding the gain on sale of building and land, operating expenses increased by $16.8 million, but decreased as a percentage of revenue from 49% in 2012 to 46% in 2013 due to the 12% increase in revenue between the corresponding years. The increase in operating expenses, excluding the gain on sale of building and land, was primarily due to head count increases related to our business acquisitions and geographic expansion in China, variable compensation due to improved profitability, commission payments resulting from increased revenue, trade show expenses, restructuring and other charges, legal fees, depreciation expense related to our deferred property transaction, and stock-based compensation, partially offset the release of reserves related to certain patent litigation, changes in fair value of contingent consideration, and imputed sublease income related to the deferred property transaction.

Research and Development

Research and development expenses include personnel, consulting, travel, research and development facilities, and prototype materials expenses. Research and development expenses for the years ended December 31, 2014, 2013, and 2012 were $134.7 million, or 17% of revenue, $128.1 million, or 17% of revenue, and $120.3 million, or 18% of revenue, respectively.

Research and development expenses increased by $6.6 million, or 5%, in 2014 as compared with 2013. Personnel-related expenses increased by $3.6 million primarily due to head count increases related to our business acquisitions, net of reduced variable compensation. Prototypes and non-recurring engineering, consulting, contractor, freight, and related travel expenses increased by $1.5 million primarily due to accelerated product development efforts in advance of new product launches earlier in 2014. Stock-based compensation expense increased by $1.2 million primarily due to new RSUs issued at a higher stock price compared to the prior year, increased Employee Stock Purchase Plan (“ESPP”) expense due to our appreciating stock price, and increased employee participation compared to the prior year. Facility and information technology expenses related to our research and development activities increased by $0.3 million.

Research and development expenses increased by $7.8 million, or 7%, in 2013 as compared with 2012. Personnel-related expenses increased by $3.5 million primarily due to head count increases related to our business acquisitions and variable compensation due to improved profitability. Prototypes and non-recurring engineering, consulting, contractor, and related travel expenses were comparable to the prior year. Stock-based compensation expense increased by $1.8 million. Facility and information technology expenses related to our research and development activities increased by $2.5 million.

Research and development head count was 1,067, 1,011, and 967 as of December 31, 2014, 2013, and 2012, respectively.

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

Sales and marketing expenses for the years ended December 31, 2014, 2013, and 2012 were $147.4 million, or 19% of revenue, $137.6 million, or 19% of revenue, and $125.5 million, or 19% of revenue, respectively.

Sales and marketing expenses increased by $9.8 million, or 7%, in 2014 as compared with 2013. Personnel-related expenses increased by $4.8 million primarily due to head count increases related to our business acquisitions and increased commission payments resulting from increased revenue, net of reduced variable compensation. Trade show and marketing program spending, including consulting, contractor, travel, and freight, increased by $0.3 million. Stock-based compensation expense increased by $2.6 million primarily due to new

RSUs issued at a higher stock price compared to the prior year, increased ESPP expense due to our appreciating stock price, and increased employee participation compared to the prior year. The remaining increase of $2.1 million is primarily due to facility and information technology expenses related to our sales and marketing activities.

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

Sales and marketing head count was 762, 721, and 613 as of December 31, 2014, 2013, and 2012, respectively, including 304, 276, and 207 in customer service head count for each of the years presented.

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

General and Administrative

General and administrative expenses consist primarily of human resources, legal, and finance expenses. General and administrative expenses for the years ended December 31, 2014, 2013, and 2012 were $66.9 million, or 8% of revenue, $47.8 million, or 6% of revenue, and $50.7 million, or 8% of revenue, respectively.

General and administrative expenses increased by $19.1 million, or 40%, in 2014 as compared with 2013. Personnel-related expenses increased by $1.5 million primarily due to head count increases related to our business acquisitions, net of reduced variable compensation. Stock-based compensation expense increased by $5.7 million primarily due to new RSUs issued at a higher stock price compared to the prior year, increased ESPP expense due to our appreciating stock price, and increased employee participation compared to the prior year. Imputed sublease income of $3.1 million, partially offset by imputed depreciation of $1.4 million, was accrued during the year ended December 31, 2013 related to the deferred proceeds from sale of building and land. Legal and travel expenses increased by $1.2 million due to increased litigation activity in 2014. Litigation settlement expenses increased general and administrative expenses by $4.2 million compared with 2013 due to the settlement of a patent infringement claim in 2013, which resulted in the release of $3.3 million of litigation reserves compared with litigation settlement expense of $0.9 million in 2014. The remaining increase of $2.9 million is primarily due to facility expenses related to our new corporate headquarters.

The estimated probability or actual achievement of several earnout performance targets was reduced during the year ended December 31, 2014, net of earnout interest accretion, resulting in a reduction of the associated liability and a credit to general and administrative expense of $3.8 million. A similar change in the estimated probability or actual achievement of several earnout performance targets during the year ended December 31, 2013, net of earnout interest accretion, resulted in a reduction of the associated liability and a credit to general and administrative expense of $5.7 million.

General and administrative expenses decreased by $3.0 million, or 6%, in 2013 as compared with 2012. Personnel-related expenses increased by $2.5 million primarily due to head count increases related to business acquisitions and increased variable compensation due to improved profitability. Stock-based compensation expense increased by $2.4 million. Imputed sublease income increased by $2.6 million, partially offset by increased imputed depreciation of $1.1 million, related to the deferred property transaction. Results for 2012 include a credit to general and administrative expenses of $1.2 million related to the actual sublease of a portion of the Foster City facility prior to its sale. Acquisition-related expenses decreased by $0.8 million. Legal fees increased by $1.7 million due to increased litigation activity in 2013. Litigation settlement expenses reduced general and administrative expenses by $3.3 million compared with 2012 primarily due to the settlement of a patent infringement claim resulting in the release of related litigation reserves. Facility and information technology expenses decreased by $0.8 million.

The estimated probability or actual achievement of several earnout performance targets was reduced during the year ended December 31, 2013, net of earnout interest accretion, resulting in a reduction of the associated liability and a credit to general and administrative expense of $5.7 million. A similar change in the estimated probability or actual achievement of several earnout performance targets during the year ended December 31, 2012, net of earnout interest accretion, resulted in a reduction of the associated liability and a credit to general and administrative expense of $1.4 million.

We expect that if the U.S. dollar remains volatile against the Euro, British pound sterling, Indian rupee, Brazilian real, or other currencies, general and administrative expenses reported in U.S. dollars could fluctuate.

Stock-based Compensation

Stock-based compensation expense for the years ended December 31, 2014, 2013, and 2012 were $36.1 million, or 5% of revenue, $25.8 million, or 4% of revenue, and $19.7 million, or 3% of revenue, respectively.

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

Stock-based compensation expense increased by $10.3 million, or 40%, in 2014 as compared with 2013 due to new RSUs issued at a higher stock price compared to the prior year, increased ESPP expense due to our appreciating stock price, and increased employee participation compared to the prior year.

Stock-based compensation expense increased by $6.1 million, or 31%, in 2013 as compared with 2012 due to increased probability of achieving performance-based awards and the impact of our increased stock price on the expense recognized for new RSUs.

Amortization of Identified Intangibles

Amortization of identified intangibles for the years ended December 31, 2014, 2013, and 2012 was $20.7 million, or 3% of revenue, $19.4 million, or 3% of revenue, and $18.6 million, or 3% of revenue, respectively.

Amortization of identified intangibles increased by $1.3 million, or 6%, in 2014 as compared with 2013 primarily due to amortization of intangible assets identified through the business acquisitions that closed during 2014 and 2013, partially offset by decreased amortization due to Pace, Entrac, Streamline, and Raster intangible assets becoming fully amortized.

Amortization of identified intangibles increased by $0.8 million, or 5%, in 2013 as compared with 2012 primarily due to amortization of intangible assets identified through the business acquisitions that closed during 2013 and 2012, partially offset by decreased amortization due to Jetrion and Pace intangibles becoming fully amortized.

Restructuring and Other

During the years ended December 31, 2014, 2013, and 2012, cost reduction actions were taken to lower our operating expense run rate as we continue to analyze our cost structure and re-align our organization following business acquisitions. These charges primarily relate to cost reduction actions undertaken to integrate recently acquired businesses, consolidate facilities, and lower our operating expense run rate. Restructuring and other consists primarily of restructuring, severance, retention, facility downsizing and relocation, and acquisition integration expenses. Our restructuring and other plans are accounted for in accordance with ASC 420, Exit or Disposal Cost Obligations, ASC 712, Compensation—Non-Retirement Postemployment Benefits, and ASC 820, Fair Value Measurement.

Restructuring and other costs for the years ended December 31, 2014, 2013, and 2012 were $6.6, $4.8, and $5.8 million, respectively. Restructuring and other charges include severance costs of $3.2, $2.2, and $2.9 million related to head count reductions of 130, 106, and 117 for the years ended December 31, 2014, 2013, and 2012, respectively. Severance costs include severance payments, related employee benefits, retention bonuses, outplacement fees, and relocation costs.

Facilities relocation and downsizing costs for the years ended December 31, 2014, 2013, and 2012 were $2.0, $0.3, and $0.3 million, respectively. Facilities restructuring and other costs are primarily related to the consolidation of our German operations in 2014, relocation of our corporate headquarters as well as certain manufacturing and administrative facilities in 2013, and facilities downsizing and relocation costs related to various facilities in the Fiery operating segment in 2012. Integration expenses for the years ended December 31, 2014, 2013, and 2012 of $1.4, $1.4, and $1.7 million, respectively, were required to integrate our business acquisitions. Acquisition-related executive retention expense of $0.9 million was recognized during each of the years ended December 31, 2013 and 2012, respectively, coinciding with the continuing employment of a former shareholder of an acquired company.

Gain on Sale of Building and Land

On November 1, 2012, we sold the 294,000 square foot building located in Foster City, California, which at that time served as our corporate headquarters, along with approximately four acres of land and certain other assets related to the property for $179.7 million. We used the facility until October 31, 2013, while searching for a new facility, building it out, and relocating our corporate headquarters, for which period rent was not required to be paid. We accounted for this transaction as a financing related to our continued use of the facility and a sublease receivable related to use of a portion of the facility by the purchaser. Our use of the facility during the rent-free period constituted a form of continuing involvement that prevented gain recognition. We imputed interest expense on the financing obligation, which resulted in total deferred proceeds from property transaction of $183.2 million on October 31, 2013. We recorded sublease income at an implied market rate based on the level of sublease income realized prior to our sale of the facility. Because we vacated the facility on October 31, 2013, we have no continuing involvement with the property and have accounted for the transaction as a property sale during the fourth quarter of 2013, thereby recognizing a gain of $117.2 million on the sale of the property. We incurred imputed financing and depreciation expense, net of imputed sublease income, of $1.6 million between November 2012, when we sold the building, and the fourth quarter of 2013, when we vacated the building.

Interest Expense

Interest expense for the years ended December 31, 2014, 2013, and 2012 was $5.9, $2.3, and $0.7 million, respectively.

Interest expense increased by $3.6 million in 2014 compared with 2013. Interest expense increased primarily due to $4.7 million of interest expense and amortization of debt issuance costs related to our Notes and increased imputed interest expense of $0.6 million related to our build-to-suit lease, partially offset by imputed interest expense of $3.0 million related to the deferred proceeds from sale of building and land in 2013, net of capitalized interest of $1.1 million related to our new corporate headquarters.

Interest expense increased by $1.6 million in 2013 compared with 2012. Interest expense increased primarily due to imputed interest expense of $0.3 million related to our build-to-suit lease and increased imputed interest expense of $1.3 million related to the deferred proceeds from sale of building and land in 2013.

Interest Income and Other Income (Expense), Net

Interest income and other income (expense), net, includes interest income, gains and losses from sales of our cash equivalents and short-term investments, and net foreign currency transaction gains and losses. Interest income and other income (expense), net, for the years ended December 31, 2014, 2013, and 2012 was $(5.5), $0.8, and $1.8 million, respectively.

Interest income and other income (expense), net, decreased by $6.3 million from a gain of $0.8 million in 2013 to a loss of $5.5 million in 2014 primarily due to a foreign exchange loss of $6.8 million during the year ended December 31, 2014, compared to a foreign exchange loss of $0.3 million during the year ended December 31, 2013, resulting from revaluation of foreign currency denominated net assets (mainly denominated in Euros, British pounds sterling, Brazilian reais, and Indian rupees), partially offset by hedging gains. Investment income increased by $0.3 million from $1.1 million in 2013 to $1.4 million in 2014 primarily resulting from increased investments in 2014, which were made possible by the proceeds from the Notes.

Interest income and other income (expense), net, decreased by $1.0 million from a gain of $1.8 million in 2012 to a gain of $0.8 million in 2013 primarily due to a foreign exchange loss of $0.3 million during the year ended December 31, 2013, compared to a foreign exchange gain of $0.6 million during the year ended December 31, 2012, resulting from revaluation of foreign currency denominated net assets (mainly denominated in Euros, British pounds sterling, Brazilian reais, and Indian rupees).

Goodwill Impairment

We perform our annual goodwill impairment analysis in the fourth quarter of each year according to the provisions of ASC 350-20-35, Goodwill—Subsequent Measurement. A two-step impairment test of goodwill is required, unless the simplified method is elected. In the first step, the fair value of each reporting unit is compared to its carrying value. If the fair value exceeds carrying value, goodwill is not impaired and further testing is not required. If the carrying value exceeds fair value, then the second step of the impairment test is required to determine the implied fair value of the reporting unit’s goodwill. The implied fair value of goodwill is calculated by deducting the fair value of all tangible and intangible net assets of the reporting unit, excluding goodwill, from the fair value of the reporting unit as determined in the first step. If the carrying value of the reporting unit’s goodwill exceeds its implied fair value, then an impairment loss must be recorded equal to the difference.

Our goodwill valuation analysis is based on our respective reporting units (Industrial Inkjet, Productivity Software, and Fiery), which are consistent with our operating segments identified in Note 15—Segment Information, Geographic Regions, and Major Customers of the Notes to Consolidated Financial Statements. We determined the fair value of our reporting units as of December 31, 2014 by equally weighting the market and income approaches. Under the market approach, we estimated fair value based on market multiples of revenue or earnings of comparable companies. Under the income approach, we estimated fair value based on a projected cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Based on our valuation results, we have determined that the fair values of our Industrial Inkjet, Productivity Software, and Fiery reporting units exceed their carrying values by $713, $407, and $412 million, respectively, or 387%, 277%, and 463%, respectively.

Since fair values were determined using a weighting of the market and income approaches, we reviewed the sensitivity of the market multiple and discount rate to evaluate the sensitivity of the Industrial Inkjet, Productivity Software, and Fiery valuations. The impact of a change in the market multiple of 1% results in either an increase or decrease in Industrial Inkjet, Productivity Software, and Fiery fair values of 0.5%. Likewise, the impact of a change in the discount rate of one percentage point results in either an increase in the Industrial Inkjet, Productivity Software, and Fiery fair values of 8.8%, 8.7%, or 4.6%, respectively, or a decrease of 7.8%, 8.0%, or 7.0%, respectively. Consequently, we have concluded that no reasonably possible changes would reduce the fair value of the reporting units to such a level that it would cause a failure in step one of the impairment analysis.

Income before Income Taxes

Income before income taxes for the years ended December 31, 2014, 2013, and 2012 were as follows (in thousands):

	2014	2013	2012
U.S.	$15,090	$127,232	$5,615
Foreign	26,997	45,906	29,408

Total	$42,087	$173,138	$35,023

For the year ended December 31, 2014, pretax net income of $42.1 million consisted of U.S. and foreign pretax net income of $15.1 and $27.0 million, respectively. The pretax net income attributable to U.S. operations included amortization of identified intangibles of $7.1 million, stock-based compensation of $36.1 million, restructuring and other costs of $2.2 million, acquisition-related costs of $1.1 million, litigation settlement expense of $0.9 million, and interest expense and amortization of debt issuance costs related to our Notes of $4.7 million, partially offset by the change in fair value of contingent consideration of $0.4 million. The pretax net income attributable to foreign operations included amortization of identified intangibles of $13.6 million, restructuring and other costs of $4.4 million, acquisition-related costs of $0.4 million, and earnout interest accretion of $0.6 million, partially offset by the change in fair value of contingent consideration of $4.1 million. The exclusion of these items from net income would result in a U.S. and foreign pretax net income of $66.8 and $41.9 million, respectively, for the year ended December 31, 2014.

For the year ended December 31, 2013, pre-tax income of $173.1 million consisted of U.S. and foreign pre-tax income of $127.2 and $45.9 million, respectively. Pre-tax income attributable to U.S. operations is net of amortization of identified intangibles of $8.1 million, stock-based compensation expense of $25.8 million, restructuring and other costs of $1.7 million, and acquisition-related transaction costs of $0.6 million, partially offset by the change in fair value of contingent consideration of $1.5 million, net of accretion and gain on sale of building and land of $117.2 million. Pre-tax income attributable to foreign operations is net of restructuring and other costs of $3.1 million, acquisition-related transaction costs of $0.8 million, and amortization of identified intangibles of $11.3 million, partially offset by the change in fair value of contingent consideration of $4.2 million, net of accretion, and the release of reserves related to patent litigation of $3.3 million. The exclusion of these items from net income would result in a U.S. and foreign pretax net income of $44.7 and $53.6 million, respectively, for the year ended December 31, 2013.

For the year ended December 31, 2012, pre-tax income of $35.0 million consisted of U.S. and foreign pre-tax income of $5.6 and $29.4 million, respectively. Pre-tax income attributable to U.S. operations is net of amortization of identified intangibles of $7.3 million, stock-based compensation expense of $19.7 million, restructuring and other costs of $3.2 million, imputed net expenses related to the sale of building and land of $0.4 million, and acquisition-related transaction costs of $1.6 million, partially offset by net litigation settlement of $0.3 million and change in fair value of contingent consideration of $1.4 million. Pre-tax income attributable to foreign operations is net of restructuring and other costs of $2.6 million, acquisition-related transaction costs of $0.6 million, amortization of identified intangibles of $11.3 million, and litigation settlement of $0.5 million. The exclusion of these items from net income would result in a U.S. and foreign pretax net income of $36.1 and $44.4 million, respectively, for the year ended December 31, 2012.

Provision for (Benefit from) Income Taxes

We recorded a tax provision of $8.4 million in 2014 on pre-tax income of $42.1 million, a tax provision of $64.0 million in 2013 on pre-tax income of $173.1 million, and a tax benefit of $48.2 million in 2012 on pre-tax income of $35.0 million.

The provisions for income taxes before discrete items were $14.7, $11.5, and $17.2 million for the years ended December 31, 2014, 2013, and 2012, respectively. Primary differences between our recorded tax provision (benefit) rate and the U.S. statutory rate of 35% include tax benefits related to credits for research and development costs, lower taxes on permanently reinvested foreign earnings, tax benefit related to the liquidation of a subsidiary, tax effects of stock-based compensation expense pursuant to ASC 718-740, Stock Compensation—Income Taxes, and changes in the valuation allowance for financial reporting purposes.

The following table reconciles our provision for income taxes before discrete items to our provision for (benefit from) income taxes for the years ended December 31, 2014, 2013, and 2012 (in millions):

	2014	2013	2012
Provision for income taxes before discrete items	$14.7	$11.5	$17.2
Interest related to unrecognized tax benefits	0.4	0.4	0.3
Benefit related to the 2012 U.S. federal research and development tax credit	—	(3.2)	—
Benefit related to capital loss due to liquidation of subsidiary	—	—	(43.6)
Benefit related to increased value of intangibles	(3.1)	—	(6.5)
Tax deductions related to ESPP dispositions	(0.6)	(0.6)	(0.6)
Provision for (benefit from) reassessment of taxes related to filing of prior year tax returns	—	(0.1)	(1.9)
Benefit related to reversals of uncertain tax positions	(2.6)	(5.8)	(10.5)
Benefit from reversals of accrued interest related to uncertain tax positions	(0.2)	(0.5)	(0.5)
Benefit related to net adjustments due to foreign audit settlements	—	(1.6)	(0.8)
Provision related to valuation allowance for California deferred tax assets	—	19.4	—
Provision related to gain on sale of building and land	—	45.4	—
Other discrete items	(0.2)	(0.9)	(1.3)

Provision for (benefit from) income taxes	$8.4	$64.0	$(48.2)

During the year ended December 31, 2014, we recognized a $3.1 million tax benefit related to the increased valuation of intangible assets for Brazilian tax reporting resulting from the merger of our Brazilian subsidiaries.

In 2013, pursuant to the American Taxpayer Relief Act of 2012, we recognized tax benefits of $3.2 million resulting from the renewal of the U.S. federal research and development tax credit retroactive to the beginning of 2012. ASC 740-10-45-15 requires that the effects of a change in tax law or rates be recognized in the period that includes the enactment date.

The benefit from the reassessment of tax exposure related to the filing of prior year tax returns of $0.1 million for the year ended December 31, 2013, in the table above consists of $1.8 million of tax expense required to correctly state our prior year tax provision, which was partially offset by $1.9 million change in estimate for items recognized in the prior year. The prior year adjustment is required to correctly state our tax provision subsequent to the realignment of the ownership of our intellectual property that is described more fully below. We have determined that the impact of the prior year adjustment is immaterial to our consolidated financial statements for the years ended December 31, 2013 and 2012.

In 2012, we entered into a business reorganization and subsequent liquidation of VUTEk, Inc., a wholly-owned U.S. subsidiary that we acquired in 2005 in a non-taxable stock acquisition. One of the effects of this reorganization, in combination with other factors, was the recognition of a combined $43.6 million federal and state tax benefit due to the realization of capital loss deductions related to the difference between a portion of our original acquisition price of VUTEk, Inc. and its current fair value. As a result of the sale of our Foster City corporate headquarters facility and related land in 2012, we recognized taxable income of approximately $117.2 million and recorded a deferred tax asset of $47.9 million. While this gain was required to be reported in 2012 for income tax purposes, we recognized the gain for financial reporting purposes and reversed the $47.9 million deferred tax asset when we vacated the facility in 2013.

We earn a significant amount of our operating income outside the U.S., which is permanently reinvested in foreign jurisdictions. Most of this income is earned in the Netherlands, Spain, and Cayman Islands, which are jurisdictions with tax rates materially lower than the statutory U.S. tax rate of 35%. In 2014, we realigned the ownership of Radius and other recently acquired Productivity Software intellectual property to both augment operational synergies and parallel our worldwide supply chain. In 2012, we realigned the ownership of our Productivity Software and Cretaprint intellectual property to parallel our worldwide intellectual property ownership. In addition to achieving operational synergies, one of the effects of these reorganizations was the recognition of tax benefits of $0.3 and $6.5 million in 2014 and 2012, respectively. The $6.5 million tax benefit recorded in 2012 related to an increase in the value of intangible assets for Spanish statutory and tax reporting purposes. Our effective tax rate could fluctuate significantly and be adversely impacted if anticipated earnings in the Netherlands, Spain, and the Cayman Islands are proportionally lower than current projections and earnings in all other jurisdictions are proportionally higher than current projections.

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

Significant judgment is required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, we considered all available evidence, including recent operating results, projections of future taxable income, our ability to utilize loss and credit carryforwards, and the feasibility of tax planning strategies. A significant piece of objective positive evidence evaluated for jurisdictions in a net deferred tax asset position was cumulative pre-tax income during the three years ended December 31, 2014. In addition, we considered that loss and credit carryforwards have not expired unused and a majority of our loss and credit carryforwards will not expire prior to 2021. In 2013, we determined that it is more likely than not that our California deferred tax assets will not be realized based on the size of the research and development credits being generated that exceed the utilization of these tax attributes. As a result, we recorded a charge of $19.4 million to establish a valuation allowance against our California state deferred tax assets as of December 31, 2013.

As of December 31, 2014, we have determined that it is more likely than not that we will realize the benefit related to our deferred tax assets, except for a valuation allowance related to the realization of existing California and Luxembourg deferred tax assets.

Unaudited Non-GAAP Financial Information

To supplement our consolidated financial results prepared in accordance with GAAP, we use non-GAAP measures of net income and earnings per diluted share that are GAAP net income and GAAP earnings per diluted share adjusted to exclude certain costs, expenses, and gains.

We believe the presentation of non-GAAP net income and non-GAAP earnings per diluted share provides important supplemental information regarding non-cash expenses and significant items that we believe are important to understanding financial and business trends relating to our financial condition and results of operations. Non-GAAP net income and non-GAAP earnings per diluted share are among the primary indicators used by management as a basis for planning and forecasting future periods and by management and our Board of Directors to determine whether our operating performance has met specified targets and thresholds. Management uses non-GAAP net income and non-GAAP earnings per diluted share when evaluating operating performance because it believes the exclusion of the items described below, for which the amounts and/or timing may vary significantly depending on our activities and other factors, facilitates comparability of our operating performance from period to period. We have chosen to provide this information to investors so they can analyze our operating results in the same way that management does and use this information in their assessment of our business and the valuation of our Company.

Use and Economic Substance of Non-GAAP Financial Measures

We compute non-GAAP net income and non-GAAP earnings per diluted share by adjusting GAAP net income and GAAP earnings per diluted share to remove the impact of the amortization of acquisition-related intangibles, stock-based compensation expense, restructuring and other expenses, acquisition-related transaction expenses, costs to integrate such acquisitions into our business, changes in the fair value of contingent consideration, litigation settlement charges and reversals, non-cash interest expense related to our Notes, imputed interest expense and depreciation, net of accrued sublease income and capitalized interest, related to the sale of our corporate headquarters facility and related land, and the tax effects of those adjustments. Effective in 2014, we use a constant non-GAAP tax rate of 19%, which we believe reflects the long-term average tax rate based on our international structure and geographic distribution of revenue and profit.

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

¡

Acquisition-related executive deferred compensation costs, which are dependent on the continuing employment of a former stockholder of an acquired company, were amortized on a straight-line basis during 2013 and 2012.

¡	Expenses incurred to integrate businesses acquired during the periods reported.

•	Acquisition-related transaction costs associated with businesses acquired during the periods reported and anticipated transactions.

¡	Changes in fair value of contingent consideration. Our management determined that we should analyze the total return provided by the investment when evaluating operating results of an

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

¡

Imputed net expenses related to sale of building and land. On November 1, 2012, we sold the 294,000 square foot building located in Foster City, California, which at that time served as our corporate headquarters, along with approximately four acres of land and certain other assets related to the property, for $179.7 million. We used the facility until October 31, 2013, for which period rent was not required to be paid. This constituted a form of continuing involvement that prevented gain recognition until we vacated the facility during the fourth quarter of 2013. Prior to vacating the building, the proceeds from the sale were recognized as deferred proceeds from property transaction on our Consolidated Balance Sheet. Imputed interest expense and depreciation, net of accrued sublease income and capitalized interest, was accrued during the years ended December 31, 2013 and 2012, related to the deferred property transaction.

¡

Gain on sale of building and land. On November 1, 2012, we sold the aforementioned building and land for $179.7 million. We used the facility until October 31, 2013, while searching for a new facility, building it out, and relocating our corporate headquarters, for which period rent was not required to be paid. Because we vacated the facility on October 31, 2013, we have no continuing involvement with the property and have accounted for the transaction as a property sale during the fourth quarter of 2013, thereby recognizing a gain of approximately $117.2 million on the sale of the property.

¡

Litigation settlements. In conjunction with our acquisition of Cretaprint, we assumed a contingent liability related to the alleged infringement of certain patents. Because the former owners of Cretaprint agreed to indemnify EFI against any potential liability, we accrued a contingent liability based on a reasonable estimate of the legal obligation that was probable as of the acquisition date and we accrued a contingent asset based on the portion of any liability for which the former Cretaprint owners would indemnify EFI. The net obligation accrued in the opening balance sheet on the acquisition date was EU 2.5 million (or approximately $3.3 million). The Spanish Court of Appeal reached a final determination in 2013, which resulted in EFI having no liability related to any potential infringement of the patent. Because this matter is no longer subject to appeal, we reversed this liability by recognizing a credit against general and administrative expense in 2013. In addition, we settled or accrued reserves related to several unrelated litigation claims in 2014, 2013, and 2012 in aggregate amounts of $0.9, $0.2, and $0.3 million, respectively.

•	Tax effects of non-GAAP adjustments are as follows:

¡	Effective in 2014, we are using a constant non-GAAP tax rate of 19%, which we believe reflects the long-term average tax rate based on our international structure and geographic distribution of revenue and profit. The long-term average tax rate is calculated in accordance with the principles of ASC 740, after excluding the tax effect of the non-GAAP items described above, to estimate the non-GAAP income tax provision in each jurisdiction in which we operate.

¡	In addition to excluding the tax effect of the non-GAAP items described above, we have excluded the following from our non-GAAP net income for the year ended December 31, 2013 and 2012:

–	Tax charge of $19.4 million in 2013 resulting from the establishment of a valuation allowance related to the realization of tax benefits from existing California deferred tax assets.

–	Tax benefit of $43.6 million in 2012 resulting from a capital loss related to the liquidation of a wholly-owned subsidiary.

–	Tax benefit of $6.5 million in 2012 resulting from the increase in value of acquired intangibles for tax purposes due to an operational restructuring in Spain.

–

Tax benefit of $5.8 and $11.8 million for the years ended December 31, 2013 and 2012, respectively, resulting from the release of previously unrecognized tax benefits to facilitate comparability of our operating performance between the periods. These tax benefits primarily resulted from the release of previously unrecognized tax benefits resulting from the expiration of U.S. federal statutes of limitations.

–

Tax benefit of $3.2 million from the retroactive renewal of the 2012 U.S. federal research and development tax credit on January 2, 2013. The tax benefit had been previously recognized in our non-GAAP net income for the year ended December 31, 2012.

–	Interest expense accrued on prior year tax reserves of $0.3 million for the years ended December 31, 2013 and 2012.

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

Reconciliation of GAAP Net Income to Non-GAAP Net Income

(unaudited)

	For the years ended December 31,
(millions, except per share data)	2014	2013	2012
Net income	$33.7	$109.1	$83.3

Amortization of identified intangible assets	20.7	19.4	18.6
Stock-based compensation expense	36.1	25.8	19.7
Restructuring and other	6.6	4.8	5.8
Gain on sale of building and land	—	(117.2)	—
General and administrative:
Acquisition-related transaction costs	1.5	1.4	2.2
Change in fair value of contingent consideration	(3.8)	(5.7)	(1.4)
Litigation reserve provisions, net of releases	0.9	(3.1)	0.3
Sublease income related to deferred property transaction	—	(3.1)	(0.5)
Depreciation expense related to deferred property transaction	—	1.4	0.3
Interest income and other income (expense), net:
Interest expense related to deferred property transaction	—	1.9	0.6
Non-cash interest expense related to our Notes	3.5	—	—
Tax effect of non-GAAP net income	(12.1)	41.9	(67.4)

Non-GAAP net income	$87.1	$76.6	$61.5

Non-GAAP net income per diluted share	$1.80	$1.58	$1.29

Shares for purposes of computing diluted non-GAAP net income per share	48.4	48.4	47.7

Critical Accounting Policies

The preparation of the consolidated financial statements requires estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates, including those related to revenue recognition, bad debts, inventory valuation and purchase commitment reserves, warranty obligations, litigation, restructuring activities, fair value of financial instruments, stock-based compensation, income taxes, valuation of goodwill and intangible assets, business combinations, build-to-suit lease, and contingencies on an ongoing basis. Estimates are based on historical and current experience, the impact of the current economic environment, and various other assumptions believed to be reasonable under the circumstances at the time of the estimate, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our critical accounting policies and estimates are as follows:

•	revenue recognition;

•	allowances for doubtful accounts,

•	inventory valuation and purchase commitment reserves,

•	warranty reserves,

•	litigation accruals,

•	restructuring reserves,

•	fair value of financial instruments;

•	accounting for stock-based compensation;

•	accounting for income taxes;

•	valuation analyses of goodwill and intangible assets;

•	business combinations;

•	build-to-suit lease; and

•	determination of functional currencies for consolidating international operations.

Revenue recognition. Significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. Please refer to Note 1—The Company and its Significant Accounting Policies of the Notes to Consolidated Financial Statements for a more thorough and complete description of our revenue recognition accounting policy. For purposes of evaluating and understanding the judgments required, our revenue recognition policy is summarized below.

Product revenue includes hardware (industrial digital inkjet printers including components placed under maintenance agreements, ink required for industrial digital inkjet printers, design-licensed solutions including upgrades, and DFEs), software licensing and development, and royalties. Service revenue includes software license maintenance agreements, industrial digital inkjet printer maintenance and service, customer support, training, and consulting. The timing of revenue recognition for each of these categories is discussed below.

We recognize revenue on the sale of printers, ink, and DFEs in accordance with the provisions of SEC Staff Accounting Bulletin (“SAB”) 104, Revenue Recognition, and when applicable, ASC 605-25, Revenue Recognition—Multiple-Element Arrangements. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is reasonably assured. Products generally must be shipped against written purchase orders. We use either a binding purchase order or signed contract as evidence of an arrangement. Sales to some of the leading printer manufacturers are evidenced by a master agreement governing the relationship together with a binding purchase order. Sales to our resellers are also evidenced by binding purchase orders or signed contracts and do not generally contain rights of return or price protection.

For multiple element arrangements, we allocate revenue to the software deliverables and the non-software deliverables as a group based on the relative selling prices of all of the deliverables in the arrangement. For non-software deliverables, we allocate the arrangement consideration based on the relative selling price of the deliverables using best estimate of the sales price (“BESP”). For software deliverables (including post-contract customer support, professional services, hosting, and training), we generally use vendor-specific objective evidence of the fair value of the sales price (“VSOE”), when available. The selling price for each element is based upon the following hierarchy: VSOE if available, third party evidence (“TPE”) if VSOE is not available, or BESP if neither VSOE nor TPE are available.

We have established our ability to produce estimates sufficiently dependable to require adoption of the percentage of completion method with respect to certain fixed price contracts where we provide information technology system development and implementation services. Revenue on such contracts is recognized over the contract term based on the percentage of development and implementation services that are provided during the period compared with the total estimated development and implementation services to be provided over the entire contract. These services require that we perform significant, extensive, and complex design, development, modification, or implementation activities of our customers’ systems. Performance will often extend over long periods, and our right to receive future payment depends on our future performance in accordance with these agreements.

The key estimates and assumptions and corresponding uncertainties for recognizing revenue are summarized as follows:

Key Estimates and Assumptions	Key Uncertainties

We establish VSOE of selling price using the price charged for a deliverable when sold separately and generally evidenced by a substantial majority of historical stand-alone transactions falling within a reasonably narrow range. In addition, we consider major service type, customer type, and other variables in determining VSOE. Our revenue estimates and assumptions are based on our ability to assert and maintain VSOE.

BESP is generally evidenced by a majority of historical transactions falling within a reasonable price range. We also consider multiple factors, including, but not limited to, cost of products, gross margin objectives, historical pricing practices, customer type, and distribution channels. Our revenue estimates and assumptions are based on our ability to maintain consistent BESP.

Distributors and resellers participate in various marketing and other programs, and we maintain estimated accruals and allowances for these programs based on contractual terms and historical experience.

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

As our business and offerings evolve over time, modifications to our pricing and discounting methodologies, changes in the scope and nature of service offerings and/or changes in customer segmentation may result in a lack of consistency required to establish and/or maintain VSOE or to maintain consistent BESP. Additionally, technological changes resulting in variability in product costs and gross margins may require changes to our BESP model. Changes in BESP may result in a different allocation of revenue to the deliverables in multiple-element arrangements. These factors, among others, may adversely impact the amount of revenue and gross margins we report in a particular period.

If we experience changes in market or competitive conditions resulting in credits issued to our distributors and partners deviating significantly from our estimates, our revenues may be adversely impacted.

Revenue recognition is dependent on proper identification of the separate units of accounting in an arrangement and determining whether they have stand-alone value. Significant contract interpretation can be required to determine the appropriate accounting, including whether the deliverables specified in a multiple element arrangement should be treated as separate units of accounting for revenue recognition purposes, and, if so, how the price should be allocated among the elements and when to recognize revenue for each element.

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

Allowances for doubtful accounts. We establish an allowance for doubtful accounts to ensure that trade receivables are not overstated due to uncollectibility. Our accounts receivable balance was $155.4 million, net of allowance for doubtful accounts and revenue reserves of $17.5 million, as of December 31, 2014. To ensure that we have established an adequate allowance for doubtful accounts, management analyzes accounts receivable and historical bad debts, customer concentrations, customer creditworthiness, current economic trends and macroeconomic conditions, changes in customer payment terms, the length of time receivables are past due, and significant one-time events. We record specific reserves for individual accounts when we become aware of specific customer circumstances, such as bankruptcy filings, deterioration in the customer’s operating results or financial position, or potential unfavorable outcomes from disputes with customers or vendors.

Inventory valuation. Management estimates potential future inventory obsolescence and noncancellable purchase commitments in order to properly value inventory and establish adequate reserves for potential losses on purchase commitments. Significant management judgment and estimates must be made related to inventory valuation including the evaluation of current economic trends, changes in customer demand, product design changes, product life and demand, and the acceptance of our products.

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

The warranty liability is reviewed regularly and periodically adjusted to reflect changes in warranty estimates. Significant management judgments and estimates must be made in connection with establishing and updating warranty reserves including estimated potential inventory return rates and replacement or repair costs. Warranty reserves were $9.7 million as of December 31, 2014.

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

As a basis for considering market participant assumptions in fair value measurements, ASC 820 establishes a three-tier fair value hierarchy as more fully defined in Note 6—Investments and Fair Value Measurements of the Notes to Consolidated Financial Statements. We utilize the market approach to measure fair value of our fixed income securities. The “market approach” is a valuation technique that uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The fair value of our fixed income securities are obtained using readily-available market prices from a variety of industry standard data providers, large financial institutions, and other third-party sources for the identical underlying securities.

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

Accounting for stock-based compensation. We account for stock-based compensation in accordance with ASC 718, which requires stock-based compensation expense to be recognized based on the fair value of such awards on the date of grant. We amortize stock-based compensation expense on a graded vesting basis over the vesting period, after assessing the probability of achieving the requisite performance criteria with respect to performance-based awards. Stock-based compensation expense is recognized over the requisite service period for each separately vesting tranche as though the award were, in substance, multiple awards. We apply an estimated forfeiture rate based on historical experience and management assessment to reflect what we believe will be our final stock-based compensation expense. We must use our judgment in determining and applying the assumptions needed for the valuation of employee stock options, RSUs, and issuance of common stock under our ESPP.

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

In assessing the need for a valuation allowance, we considered all available evidence, including recent operating results, projections of future taxable income, our ability to utilize loss and credit carryforwards, and the feasibility of tax planning strategies. A significant piece of objective positive evidence evaluated for jurisdictions in a net deferred tax asset position was cumulative pre-tax income over the three years ended December 31, 2014. In addition, we considered that loss and credit carryforwards have not expired unused and a majority of our loss and credit carryforwards will not expire prior to 2021. In 2013, we determined that it is more likely than not that our existing deferred tax assets in California would not be realized based on the size of the research and development credits being generated exceeding the utilization of these tax attributes.

As of December 31, 2014, we have determined that it is more likely than not that we will realize the benefit related to our deferred tax assets, except for a valuation allowance related to the realization of existing California and Luxembourg deferred tax assets.

Current and noncurrent deferred tax assets, net of current and noncurrent deferred tax liabilities, as of December 31, 2014 were $35.4 million, net of our valuation allowance of $32.3 million.

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

Significant management judgment is required in evaluating our uncertain tax positions. Our gross unrecognized benefits are $35.0 million as of December 31, 2014. Our evaluation of uncertain tax positions is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. If actual settlements differ from these estimates, or we adjust these estimates in future periods, we may need to recognize additional tax benefits or charges that could materially impact our financial position and results of operations.

As of December 31, 2014, we have permanently reinvested $97.5 million of unremitted foreign earnings. Should these earnings be remitted to the U.S., the tax on these earnings would be $17.5 million.

Valuation analyses of goodwill and intangible assets. We perform our annual goodwill impairment analysis in the fourth quarter of each year according to the provisions of ASC 350-20-35. A two-step impairment test of goodwill is required, unless the simplified method is elected. In the first step, the fair value of each reporting unit is compared to its carrying value. If the fair value exceeds carrying value, goodwill is not impaired and further testing is not required. If the carrying value exceeds fair value, then the second step of the impairment test is required to determine the implied fair value of the reporting unit’s goodwill. The implied fair value of goodwill is calculated by deducting the fair value of all tangible and intangible net assets of the reporting unit, excluding goodwill, from the fair value of the reporting unit as determined in the first step. If the carrying value of the reporting unit’s goodwill exceeds its implied fair value, then an impairment loss must be recorded equal to the difference.

Our goodwill valuation analysis is based on our respective reporting units (Industrial Inkjet, Productivity Software, and Fiery), which are consistent with our operating segments identified in Note 15—Segment Information, Geographic Regions, and Major Customers of the Notes to Consolidated Financial Statements. We determined the fair value of our reporting units as of December 31, 2014 by equally weighting the market and income approaches. Under the market approach, we estimated fair value based on market multiples of revenue or earnings of comparable companies. Under the income approach, we estimated fair value based on a projected cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model.

Significant management judgments are required in order to assess goodwill and intangible asset impairment, including the following:

•	identification of comparable companies to benchmark under the market approach giving due consideration to the following factors:

¡	financial condition and operating performance of the reporting unit being evaluated relative to companies operating in the same or similar businesses,

¡	economic, environmental, and political factors faced by such companies, and

¡	companies that are considered to be reasonable investment alternatives.

•	impact of goodwill impairments recognized in prior years,

•	susceptibility of our reporting unit to fair value fluctuations,

•	reporting unit revenue, gross profit, and operating expense growth rates,

•	five-year financial forecasts,

•	discount rate to apply to estimated cash flows,

•	terminal values based on the Gordon growth methodology,

•	appropriate market comparables,

•	estimated multiples of revenue and earnings before interest expense and taxes (“EBIT”) that a willing buyer is likely to pay,

•	reasonable gross profit levels,

•	estimated control premium a willing buyer is likely to pay, including consideration of the following:

¡

the most similar transactions in relevant industries and determined the average premium indicated by the transactions deemed to be most similar to a hypothetical transaction involving our reporting units

¡	weighted average and median control premiums offered in relevant industries,

¡	industry specific control premiums, and

¡	specific transaction control premiums.

•	significant events or changes in circumstances including the following:

¡	significant negative industry or economic trends,

¡	significant decline in our stock price for a sustained period,

¡	our market capitalization relative to net book value,

¡	significant changes in the manner of our use of the acquired assets,

¡	significant changes in the strategy for our overall business, and

¡	our assessment of growth and profitability in each reporting unit over the coming years.

Given the uncertainty of the economic environment and the potential impact on our business, there can be no assurance that our estimates and assumptions regarding the duration of the ongoing economic downturn, or the period or strength of recovery, made for purposes of our goodwill impairment testing at December 31, 2014 will prove to be accurate predictions of the future. If our assumptions regarding forecasted revenue or gross profit rates are not achieved, we may be required to record additional goodwill impairment charges in future periods relating to any of our reporting units, whether in connection with the next annual impairment testing in the fourth quarter of 2015 or prior to that, if any such change constitutes an interim triggering event. It is not possible to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

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

We account for business acquisitions as purchase business combinations in accordance with ASC 805, Business Combinations. The fundamental requirement of ASC 805 is that the acquisition method of accounting be used for all business combinations. Please refer to Note 1—The Company and its Significant Accounting Policies of the Notes to Consolidated Financial Statements for our accounting policy with respect to accounting for business combinations.

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

Acquisition-related costs of $1.5, $1.4, and $2.2 million were expensed during the years ended December 31, 2014, 2013, and 2012, respectively, associated with businesses acquired during the periods reported and anticipated transactions.

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

Build-to-Suit lease. If we are deemed to be the accounting owner of a facility in accordance with the requirements of AC 840-40-55, Leases, then we are required to account for the property as a depreciable asset and the related lease agreement must be accounted for as an imputed financing obligation. Significant judgments are required to make this determination, which relate to actions, guarantees, and investments that we make as a lessee that may be considered to be actions that only an owner would take.

ASC 840-40-55, Sale-Leaseback Transactions, applies to “construction projects,” but does not define this term. When leasing an existing facility, we must consider whether the leased asset is fully functional and may be occupied by any lessee in its current form without requiring improvement (commonly referred to as the “second tenant scope exception”). The 6700 Dumbarton Circle facility was not functional in its then current form; thus, the asset represents a construction project subject to the guidance.

The guidance in ASC 840-40-55-6, excludes lessees under a lease agreement in which the lessee’s maximum obligation, including guaranteed residual values, represents a minor amount of the construction project’s fair value (“minor scope exception”). Based on the square feet of leased space (58,560 square feet) compared to the total square feet of the building (108,166 square feet), the minor scope exception does not appear to be available.

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

Determining functional currencies for the purpose of consolidating our international operations. We have a number of foreign subsidiaries, which together account for approximately 48% of our net revenue, approximately 21% of our total assets, and approximately 22% of our total liabilities as of December 31, 2014.

In preparing our consolidated financial statements, we must remeasure and translate balance sheet and income statement amounts into U.S. dollars. Foreign currency assets and liabilities are remeasured from the transaction currency into the functional currency at current exchange rates, except for non-monetary assets and capital accounts, which are remeasured at historical exchange rates. Revenue and expenses are remeasured at monthly exchange rates, which approximate average exchange rates in effect during each period. Gains or losses from foreign currency remeasurement are included in interest income and other income (expense), net.

For those subsidiaries that operate in a local currency functional environment, all assets and liabilities are translated into U.S. dollars using current exchange rates, while revenue and expenses are translated using monthly exchange rates, which approximate the average exchange rates in effect during each period. Resulting translation adjustments are reported as a separate component of accumulated other comprehensive income (“OCI”), adjusted for deferred income taxes.

Consequently, determination of the functional currency of each entity has a material impact on our financial position and results of operations. Management assesses the salient economic factors, both individually and collectively when determining the functional currency. The economic factors that must be evaluated include cash flow, sales price, sales market, expense, financing, and intercompany transaction indicators.

Recent Accounting Pronouncements

See Note 1—The Company and Its Significant Accounting Policies of the Notes to Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption.

Liquidity and Capital Resources

Overview

Cash, cash equivalents, and short-term investments increased by $261.7 million to $616.7 million as of December 31, 2014 from $355.0 million as of December 31, 2013. The increase was primarily due to proceeds from the issuance of our Notes, net of debt issuance payments, of $336.4 million and proceeds from warrants of $34.5 million, net of purchases of Note Hedges of $63.9 million and repurchases of treasury stock of $76.8 million. The remaining increase in cash, cash equivalents, and short-term investments of $31.5 million was due to cash flows provided by operating activities of $82.3 million, proceeds from ESPP purchases of $8.6 million, and proceeds from common stock option exercises of $7.7 million, offset by cash consideration paid for business acquisitions of $22.0 million, net of cash acquired, acquisition-related contingent consideration payments of

$10.6 million excluding the portion included in operating activities, net settlement of shares for the exercise price of certain stock options and any tax withholding obligations incurred in connection with such exercises and minimum tax withholding obligations that arose on the vesting of RSUs of $24.3 million, and cash payments for property and equipment of $15.9 million, including final payments related to the build-out of our new corporate headquarters facility in Fremont, California.

Cash, cash equivalents, and short-term investments decreased by $10.0 million to $355.0 million as of December 31, 2013 from $365.0 million as of December 31, 2012. This decrease was primarily due to purchases of property and equipment of $49.7 million, consisting primarily of our new corporate headquarters facility in Fremont, California, cash consideration paid for business acquisitions of $13.5 million, net of cash acquired, additional payments related to the acquisitions of Cretaprint, OPS, and Technique of $1.2 million, acquisition-related contingent consideration payments of $15.1 million excluding the portion included in operating activities, repayment of acquired business debt of $1.9 million, net settlement of shares for the exercise price of certain stock options and any tax withholding obligations incurred in connection with such exercises and minimum tax withholding obligations that arose on the vesting of RSUs of $13.9 million, and treasury stock purchases of $21.8 million, partially offset by cash flows provided by operating activities of $89.3 million, proceeds from ESPP purchases of $7.1 million, and proceeds from common stock option exercises of $5.2 million.

(in thousands)	2014	2013	2012
Cash and cash equivalents	$298,133	$177,084	$283,996
Short-term investments	318,599	177,957	80,966

Total cash, cash equivalents, and short-term investments	$616,732	$355,041	$364,962

Net cash provided by operating activities	$82,341	$89,339	$53,354
Net cash provided by (used for) investing activities	(180,657)	(161,862)	133,115
Net cash provided by (used for) financing activities	220,825	(33,390)	(22,741)
Effect of foreign exchange rate changes on cash and cash equivalents	(1,460)	(999)	210

Increase (decrease) in cash and cash equivalents	$121,049	$(106,912)	$163,938

As of December 31, 2014, we have approximately $97.5 million of unremitted earnings, which are not available to meet our operating and working capital requirements as these amounts have been permanently reinvested. Cash, cash equivalents, and short-term investments held outside of the U.S. in various foreign subsidiaries were $124.1 and $62.9 million as of December 31, 2014 and 2013, respectively. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. federal and state income taxes on some or all of these funds. However, our intent is to indefinitely reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

Based on past performance and current expectations, we believe that our cash, cash equivalents, short-term investments, and cash generated from operating activities will satisfy our working capital, capital expenditure, investment, stock repurchase, commitments (see Note 8—Commitments and Contingencies of the Notes to Consolidated Financial Statements), and other liquidity requirements associated with our existing operations through at least the next twelve months. We believe that the most strategic uses of our cash resources include business acquisitions, strategic investments to gain access to new technologies, repurchases of shares of our common stock, and working capital. At December 31, 2014, cash, cash equivalents, and short-term investments available were $616.7 million. We believe that our liquidity position and capital resources are sufficient to meet our operating and working capital needs.

Operating Activities

Net cash provided by operating activities was $82.3, $89.3, and $53.4 million for the years ended December 31, 2014, 2013, and 2012, respectively.

Net cash provided by operating activities in 2014 consists primarily of net income of $33.7 million and non-cash charges and credits of $71.1 million, partially offset by the net change in operating asset and liabilities of $22.5 million. Non-cash charges and credits of $71.1 million consist primarily of $31.1 million of depreciation and amortization, $36.1 million of stock-based compensation, provision for inventory obsolescence of $6.3 million, provision for bad debts and sales-related allowances of $7.4 million, and non-cash accretion of interest expense related to our Notes and imputed build-to-suit financing obligation of $4.4 million, partially offset by $5.8 million of deferred tax credits, $3.4 million of contingent consideration payments related to businesses acquired, and $5.0 million of other non-cash charges and credits. The net change in operating assets and liabilities of $22.5 million consists primarily of increased accounts receivable of $27.1 million, increased gross inventories of $11.9 million, and decreased net income taxes payable of $5.6 million, partially offset by decreased other current assets of $13.4 million and increased accounts payable and accrued liabilities of $8.7 million.

Accounts Receivable

Our primary source of operating cash flow is the collection of accounts receivable from our customers. One measure of the effectiveness of our collection efforts is average days sales outstanding for accounts receivable (“DSO”). DSOs were 68, 61, and 71 days at December 31, 2014, 2013, and 2012, respectively. We calculate DSO by dividing net accounts receivable at the end of the quarter by revenue recognized during the quarter, multiplied by the total days in the quarter.

DSOs increased during the year ended December 31, 2014, compared with December 31, 2013, primarily due to trade receivables acquired through business acquisitions, international sales with extended payment terms, and a non-linear sales cycle resulting in significant billings at the end of the year. We expect DSOs to vary from period to period because of changes in the mix of business between direct customers and end user demand driven through the leading printer manufacturers, the effectiveness of our collection efforts both domestically and overseas, and variations in the linearity of our sales. As the percentage of Industrial Inkjet and Productivity Software related revenue increases, we expect DSOs may trend higher. Our DSOs related to the Industrial Inkjet and Productivity Software operating segments are traditionally higher than those related to the significant printer manufacturer customers / distributors in our Fiery operating segment as, historically, they have paid on a more timely basis.

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

Trade receivables sold cumulatively under these facilities were $6.2 and $20.8 million throughout 2014 on a nonrecourse and recourse basis, respectively, which approximates the cash received. The receivables that were sold to third parties were removed from the Consolidated Balance Sheets and were reflected as cash provided by operating activities in the Consolidated Statements of Cash Flows.

Inventories

Our inventories are procured primarily in support of the Industrial Inkjet and Fiery operating segments. The majority of our Industrial Inkjet products are manufactured internally, while Fiery production is primarily outsourced. The result is lower inventory turnover for Industrial Inkjet inventories compared with Fiery inventories.

Our net inventories increased by $3.8 million from $68.3 million at December 31, 2013 to $72.1 million at December 31, 2014 as additional inventories are required to support increased revenue. Inventory turnover was 5.3 turns during the quarters ended December 31, 2014 and 2013. We calculate inventory turnover by dividing annualized current quarter cost of revenue by ending inventories.

Accounts Payable, Accrued and Other Liabilities, and Net Income Taxes Payable

Our operating cash flows are impacted by the timing of payments to our vendors for accounts payable and by our accrual of liabilities. The change in accounts payable, accrued and other liabilities, and net income taxes payable increased our cash flows provided by operating activities by $3.1, $7.2, and $8.9 million in 2014, 2013, and 2012, respectively. Our working capital, defined as current assets minus current liabilities, was $684.9 and $399.7 million at December 31, 2014 and 2013, respectively.

Investing Activities

Net cash provided by (used for) investing activities was $(180.7), $(161.9), and $133.1 million for the years ended December 31, 2014, 2013, and 2012, respectively.

	2014	2013	2012
Purchases of short-term investments	$(281,962)	$(145,088)	$(64,528)
Proceeds from sales and maturities of short-term investments	139,185	47,375	80,992
Purchases, net of proceeds from sales, of property and equipment	(15,900)	(49,815)	(6,147)
Proceeds from sale of building and land, net of direct transaction costs	—	91	179,173
Businesses and technology purchased, net of cash acquired, and post-acquisition non-competition agreements	(21,980)	(14,688)	(61,591)
Proceeds from notes receivable of acquired businesses and other investments	—	263	5,216

Net cash provided by (used for) investing activities	$(180,657)	$(161,862)	$133,115

Acquisitions

SmartLinc, Rhapso, DirectSmile, and DIMS were acquired in 2014 for aggregate cash consideration of $20.4 million, net of cash acquired, plus additional future cash earnouts contingent on achieving certain performance targets; technology was acquired from Polymeric for $1.1 million; $0.3 million was paid related to the GamSys acquisition, which was dependent on accounts receivable collections; and purchase price adjustments of $0.2 million were paid with respect to the acquisitions of Metrix, Lector, and Rhapso.

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

Cretaprint, FX Colors, Metrics, OPS, and Technique were acquired in 2012 for $60.6 million in cash, net of cash acquired, including $0.6 million related to the Metrics post-acquisition non-competition agreements, plus additional future cash earnouts contingent on achieving certain performance targets, FX Colors milestones, and Cretaprint executive retention.

Earnout payments of $0.6 million were made during the year ended December 31, 2012 relating to previously accrued Pace Systems Group, Inc. (“Pace”) contingent consideration liabilities. Pace was acquired prior to the effective date of ASC 805; consequently, related earnout payments are classified as investing activities.

Property and Equipment

Net purchases of property and equipment were $15.9, $49.8, and $6.1 million in 2014, 2013, and 2012, respectively, including the purchase of ceramic ink formulation equipment and the purchase and build-out of our corporate headquarters facility. This facility serves as our worldwide corporate headquarters, as well as engineering, marketing, and administrative operations for our Fiery operating segment. We relocated our former headquarters on October 31, 2013. Please refer to Note 8—Commitments and Contingencies of the Notes to Consolidated Financial Statements for additional information.

Our property and equipment additions have historically been funded from operating activities. We anticipate that we will continue to purchase necessary property and equipment in the normal course of our business. The amount and timing of these purchases and the related cash outflows in future periods is difficult to predict and is dependent on a number of factors including the hiring of employees, the rate of change in computer hardware / software used in our business, and our business outlook.

On November 1, 2012, we sold the 294,000 square foot building located in Foster City, California, which at that time served as our corporate headquarters, along with approximately four acres of land and certain other assets related to the property, for cash proceeds of $179.3 million, net of direct transaction costs paid in 2012. Direct transaction costs consist primarily of documentary transfer and title costs, legal fees, and other expenses. We used the facility until October 31, 2013, for which period rent was not required to be paid. This constituted a form of continuing involvement that prevented gain recognition. Prior to vacating the building, the proceeds from the sale and accrued interest were accounted for as deferred proceeds from property transaction on our Consolidated Balance Sheet.

Investments

Purchases of marketable securities, net of proceeds from sales and maturities, were $142.8 and $97.7 million in 2014 and 2013, respectively. Proceeds from sales and maturities of marketable securities, net of purchases, were $16.5 million in 2012. We have classified our investment portfolio as “available for sale.” Our investments are made with a policy of capital preservation and liquidity as primary objectives. We may hold investments in fixed income debt securities to maturity; however, we may sell an investment at any time if the quality rating of the investment declines, the yield on the investment is no longer attractive, or we have better uses for the cash. Since we invest primarily in investment securities that are highly liquid with a ready market, we believe the purchase, maturity, or sale of our investments has no material impact on our overall liquidity.

Financing Activities

Net cash provided by (used for) financing activities was $220.8, $(33.4), and $(22.7) million for the years ended December 31, 2014, 2013, and 2012, respectively.

In September 2014, we completed a private placement of $345 million principal amount of Notes. The net proceeds from this offering were $336.4 million, after deducting commissions and offering expenses paid by us. We used approximately $29.4 million of the net proceeds to pay the cost of the Note Hedges (after such cost was partially offset by the proceeds from the Warrant transactions). We used approximately $10.0 million of the net proceeds from the Notes to repurchase 0.2 million shares of our common stock from purchasers of the Notes in privately negotiated transactions effected through one of the Initial Purchasers, as our agent.

Historically, our recurring cash flows provided by financing activities have been from the receipt of cash from the issuance of common stock through the exercise of stock options and employee purchases of ESPP shares. We received proceeds from the exercise of stock options of $7.7, $5.2, and $12.2 million and employee purchases of ESPP shares of $8.6, $7.1, and $6.8 million in 2014, 2013, and 2012, respectively. While we may continue to receive proceeds from these plans in future periods, the timing and amount of such proceeds are difficult to predict and are contingent on a number of factors including the price of our common stock, the timing and number of stock options exercised by employees that had participated in these plans, net settlement options, and general market conditions. We anticipate that cash provided from the exercise of stock options will decline over time as we have shifted to issuance of RSUs, rather than stock options. Although we may grant stock option awards from time to time, the granting of stock options is no longer our usual practice.

The primary use of funds for financing activities in 2014, 2013, and 2012 was $101.1, $35.7, and $35.2 million, respectively, of cash used to repurchase outstanding shares of our common stock including cash used for net settlement of shares for the exercise price of certain stock options and any tax withholding obligations incurred in connection with such exercises and minimum tax withholding obligations that arose on the vesting of RSUs. On August 31, 2012, our board of directors approved the repurchase of $100 million of outstanding common stock. Under this publicly announced plan, we repurchased 0.7 and 1.3 million shares for an aggregate purchase price of $19.3 and $22.9 million during the years ended December 31, 2013 and 2012, respectively.

On November 6, 2013, the board of directors cancelled $58 million remaining for repurchase under the 2012 authorization and approved a new authorization to repurchase of $200 million of outstanding common stock. This authorization expires in November 2016. Under this publicly announced plan, we repurchased 1.8 and 0.1 million shares for an aggregate purchase price of $76.8 and $2.6 million during the years ended December 31, 2014 and 2013, respectively.

See Item 5—Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities for further discussion of our common stock repurchase programs.

Earnout payments during the year ended December 31, 2014 of $6.2, $4.5, $2.0, and $1.2 million are related to the previously accrued Cretaprint, Metrics, Technique, and GamSys contingent consideration liabilities, respectively. Earnout payments during the year ended December 31, 2013 of $8.9, $4.5, $1.9, $0.7, and $0.6 million are related to previously accrued Cretaprint, Metrics, Radius, Alphagraph, and Streamline contingent consideration liabilities, respectively. Earnout payments during the year ended December 31, 2012 of $0.6 and $0.3 million related to previously accrued Streamline and Radius contingent consideration liabilities, respectively. The portion of the Metrics and Radius earnouts representing performance targets achieved in excess of amounts assumed in the opening balance sheet as of the respective acquisition date was $3.4 and $1.6 million during the years ended December 31, 2014 and 2013, respectively, and is reflected as cash used for operating activities in the Consolidated Statements of Cash Flows.

Other Commitments

Our Industrial Inkjet inventories consist of inventories required for our internal manufacturing operations and inventory purchased from third party contract manufacturers. Raw materials and finished goods, print heads, frames, digital UV ink, ceramic digital ink, and other components are required to support of our internal manufacturing operations. Solvent ink and certain sub-assemblies are purchased from third party contract manufacturers.

Our Fiery inventory consists primarily of raw materials and finished goods, memory subsystems, processors, and ASICs, which are sold to third party contract manufacturers responsible for manufacturing our products. Should we decide to purchase components and manufacture Fiery DFEs internally, or should it become necessary for us to purchase and sell components other than memory subsystems, processors, and ASICs to our contract manufacturers, inventory balances and potentially property and equipment would increase significantly, thereby reducing our available cash resources. Further, the inventories we carry could become obsolete, thereby negatively impacting our financial condition and results of operations. We are also reliant on several sole source suppliers for certain key components and could experience a further significant negative impact on our financial condition and results of operations if such supplies were reduced or not available.

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

Contractual Obligations and Off-Balance Sheet Financing

The impact of contractual obligations on our liquidity and capital resources in future periods should be analyzed in conjunction with the factors that impact our cash flows from operating activities discussed previously. The following table summarizes our significant contractual obligations at December 31, 2014 and the effect that such obligations are expected to have on our liquidity and cash flows in future periods. This table excludes amounts already recorded on our balance sheet as liabilities at December 31, 2014, with the exception of acquisition-related contingent consideration liabilities, unrecognized tax benefits, and our Notes.

	Payments due by period
(in thousands)	Total	Less than 1 year	Between 1-3 years	Between 3-5 years	More than 5 years
Operating lease obligations	$36,471	$5,317	$8,611	$7,054	$15,489
Contingent consideration liabilities(1)	12,277	8,254	4,023	—	—
Purchase obligations(2)	23,364	23,364	—	—	—
Convertible senior notes(3)	357,880	2,530	5,175	350,175	—
Unrecognized tax benefits(4)	34,969	—	—	—	—

Total	$464,961	$39,465	$17,809	$357,229	$15,489

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
(3)

Obligations related to our $345 million principal amount of our Notes, which is due in 2019. Estimated interest payments for our long-term debt, assuming no early retirement of debt obligations are $12.9 million through 2019.

(4)

As of December 31, 2014, our liability for unrecognized tax benefits, including interest and penalties, is reflected in our Consolidated Balance Sheet as $16.5 million of “noncurrent income taxes payable” and $19.5 million as a reduction of “deferred tax assets.” Due to the uncertainty of the timing of future payments, unrecognized tax benefits are presented in the total column on a separate line in this table. See Note 11—Income Taxes of the Notes to the Consolidated Financial Statements for additional discussion of unrecognized tax benefits.

Purchase obligations in the table above include agreements to purchase goods or services that are enforceable, non-cancellable, and legally binding that specify all significant terms including fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude purchase orders for raw materials and other goods and services that are cancelable without penalty. Our purchase orders are based on current manufacturing needs and are generally fulfilled by our vendors within short time horizons. We also enter into contracts for outsourced services; however, the obligations under these contracts were not significant and the contracts generally contain clauses allowing for cancellation without significant penalty.

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

Market Risk

We are exposed to various market risks. Market risk is the potential loss arising from adverse changes in market rates and prices, general credit, foreign currency exchange rate fluctuations, liquidity, and interest rate risks, which may be exacerbated by the tight global credit market and increase in economic uncertainty that have affected various sectors of the financial market and continue to cause credit and liquidity issues. We do not enter into derivatives or other financial instruments for trading or speculative purposes. We may enter into financial instrument contracts to manage and reduce the impact of changes in foreign currency exchange rates on earnings and cash flows. The counterparties to such contracts are major financial institutions. We hedge our operating expense exposure in Indian rupees. The notional amount of our Indian rupee cash flow hedge was $2.9 million at December 31, 2014. We hedge balance sheet remeasurement exposures using forward contracts not designated as hedging instruments with notional amounts of $86.5 million at December 31, 2014 consisting of hedges of Brazilian real, British pound sterling, and Euro-denominated intercompany loans with notional amounts of $63.8 million, hedges of British pound sterling and Euro-denominated trade receivables with notional amounts of $20.8 million, and a hedge of Indian rupee net monetary assets with a notional amount of $1.9 million.

Since Europe represents a significant portion of our revenue and cash flow, SEC Division of Corporation Finance Disclosure Guidance Topic 4 (“Guidance Topic 4”), European Sovereign Debt, encourages disclosure of our European concentrations of credit risk regarding gross receivables, related reserves, and aging on a region or country basis, and the impact on liquidity with respect to estimated timing of receivable payments. Since Europe is composed of varied countries and regional economies, our European risk profile is somewhat more diversified due to the varying economic conditions among the countries. Approximately 26% of our receivables are with European customers as of December 31, 2014. Of this amount, 22% of our European receivables (6% of consolidated net receivables) are in the higher risk southern European countries (mostly Spain, Portugal, and Italy), which are adequately reserved. The ongoing relocation of the ceramic tile industry from southern Europe to the emerging markets of China, India, Brazil, and Indonesia will reduce our exposure to credit risk in southern Europe.

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

Interest Rate Risk

Hypothetical changes in the fair values of financial instruments held by us at December 31, 2014 that are sensitive to changes in interest rates are presented below. The modeling technique measures the change in fair value arising from selected potential changes in interest rates. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 100 basis points over a twelve month time horizon (in thousands):

Valuation of securities assuming an interest rate decrease of 100 basis points	No change in interest rates	Valuation of securities assuming an interest rate increase of 100 basis points
$ 425,116	$ 422,267	$ 418,851

Guidance Topic 4 encourages registrants to discuss their exposure to the uncertainty in the European economy. Specifically, registrants are asked to disclose their European debt by counterparty (i.e., sovereign and non-sovereign) and by country. We have no European sovereign debt investments. Our European debt and money market investments consist of non-sovereign corporate debt included within money market funds and corporate debt securities of $42.2 million, which represents 16% of our money market funds and available-for-sale securities at December 31, 2014. Our European debt investments are with corporations domiciled in the northern and central European countries of Sweden, Germany, Netherlands, Switzerland, Luxembourg, Norway, France, Belgium, Finland, and the U.K. We do not have any investments in the higher risk “southern European” countries (i.e., Greece, Spain, Portugal, and Italy) or in Ireland. We believe that we do not have significant exposure with respect to our money market and corporate debt investments in Europe, although we do have some exposure due to the interdependencies among the European Union countries.

As of December 31, 2014, we have $345 million principal amount of Notes outstanding. We carry these instruments at face value less unamortized discount on our Consolidated Balance Sheets. Since these instruments bear interest at fixed rates, we have no financial statement risk associated with changes in interest rates. However, the fair value of these instruments fluctuates when interest rates change. Please refer to Note 7—Convertible Senior Notes, Note Hedges, and Warrants of the Notes to Consolidated Financial Statements for additional information.

Foreign Currency Exchange Risk

A large portion of our business is conducted in countries other than the U.S. We are primarily exposed to changes in exchange rates for the Euro, British pound sterling, Indian rupee, Japanese yen, Brazilian real, Chinese renminbi, and Australian dollar. Although the majority of our receivables are invoiced and collected in U.S. dollars, we have exposure from non-U.S. dollar-denominated sales (consisting of the Euro, British pound sterling, Japanese yen, Brazilian real, Chinese renminbi, Australian dollar, and New Zealand dollar) and operating expenses (primarily the Euro, British pound sterling, Chinese renminbi, Japanese yen, Indian rupee, Brazilian real, and Australian dollar) in foreign countries. We can benefit from a weaker dollar and we can be adversely affected from a stronger dollar relative to major currencies world-wide. Accordingly, changes in exchange rates, and in particular a weakening of the U.S. dollar, may adversely affect our consolidated operating expenses and operating income as expressed in U.S. dollars. We hedge our operating expense exposure in Indian rupees. The notional amount of our Indian rupee cash flow hedge was $2.9 million at December 31, 2014. We hedge balance sheet remeasurement exposures using forward contracts not designated as hedging instruments with notional amounts of $86.5 million at December 31, 2014 consisting of hedges of Brazilian real, British pound sterling, and Euro-denominated intercompany loans with notional amounts of $63.8 million, hedges of British pound sterling and Euro-denominated trade receivables with notional amounts of $20.8 million, and a hedge of Indian rupee net monetary assets with a notional amount of $1.9 million.

The impact of hypothetical changes in foreign exchanges rates on revenue and income from operations are presented below. The modeling technique measures the change in revenue and income from operations resulting from changes in selected foreign exchange rates with respect to the Euro and British pound sterling of plus or minus one percent during the nine months ended December 31, 2014 as follows (in thousands):

	Impact of a foreign exchange rate decrease of one percent	No change in foreign exchange rates	Impact of a foreign exchange rate increase of one percent
Revenue	$792,043	$790,427	$788,811

Income from operations	$53,822	$53,439	$53,056

Item 8: Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Electronics For Imaging, Inc.

Fremont, California

We have audited the accompanying consolidated balance sheet of Electronics For Imaging, Inc. and subsidiaries (collectively, the “Company”) as of December 31, 2014 and the related consolidated statements of operations, comprehensive income, cash flows, and stockholders’ equity for the year then ended. Our audit also included the financial statement schedule (2014) listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the 2014 consolidated financial statements and financial statement schedule (2014) based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Electronics For Imaging, Inc. and subsidiaries as of December 31, 2014 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule (2014), when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2015, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/S/    DELOITTE & TOUCHE LLP

San Jose, California

February 17, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Electronics For Imaging, Inc.:

In our opinion, the consolidated balance sheet as of December 31, 2013 and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2013 present fairly, in all material respects, the financial position of Electronics For Imaging, Inc. and its subsidiaries at December 31, 2013, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for each of the two years in the period ended December 31, 2013 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/S/    PRICEWATERHOUSECOOPERS LLP

San Jose, California

February 19, 2014

Electronics For Imaging, Inc.

Consolidated Balance Sheets

	December 31,
(in thousands)	2014	2013
Assets
Current assets:
Cash and cash equivalents	$298,133	$177,084
Short-term investments, available for sale	318,599	177,957
Accounts receivable, net of allowances of $17.5 and $16.4 million, respectively	155,421	130,717
Inventories	72,132	68,345
Income taxes receivable and deferred tax assets	18,618	20,945
Other current assets	15,804	25,516

Total current assets	878,707	600,564
Property and equipment, net	86,197	84,829
Goodwill	245,443	233,203
Intangible assets, net	62,571	68,722
Deferred tax assets	22,062	34,300
Other assets	9,580	4,766

Total assets	$1,304,560	$1,026,384

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$86,940	$75,132
Accrued and other liabilities	63,183	78,515
Deferred revenue	41,927	42,569
Income taxes payable and deferred tax liabilities	1,759	4,654

Total current liabilities	193,809	200,870
Convertible senior notes, net	284,818	—
Imputed financing obligation	12,472	11,500
Noncurrent contingent and other liabilities	5,440	6,815
Noncurrent deferred tax liabilities	3,820	6,738
Noncurrent income taxes payable	15,512	33,011

Total liabilities	515,871	258,934

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 150,000 shares authorized; 49,671 and 47,370 shares issued, respectively	497	474
Additional paid-in capital	568,896	474,330
Treasury stock, at cost; 2,736 and 396 shares, respectively	(113,992)	(12,897)
Accumulated other comprehensive loss	(7,357)	(1,388)
Retained earnings	340,645	306,931

Total stockholders’ equity	788,689	767,450

Total liabilities and stockholders’ equity	$1,304,560	$1,026,384

See accompanying notes to consolidated financial statements.

Electronics For Imaging, Inc.

Consolidated Statements of Operations

	For the years ended December 31,
(in thousands, except per share amounts)	2014	2013	2012
Revenue	$790,427	$727,693	$652,137
Cost of revenue(1)	360,690	332,527	297,316

Gross profit	429,737	395,166	354,821
Operating expenses (gains):
Research and development(1)	134,732	128,124	120,298
Sales and marketing(1)	147,383	137,583	125,513
General and administrative(1)	66,932	47,755	50,727
Amortization of identified intangibles	20,673	19,438	18,594
Restructuring and other (Note 14)	6,578	4,834	5,803
Gain on sale of building and land	—	(117,216)	—

Total operating expenses	376,298	220,518	320,935

Income from operations	53,439	174,648	33,886
Interest expense	(5,859)	(2,306)	(709)
Interest income and other income (expense), net	(5,493)	796	1,846

Income before income taxes	42,087	173,138	35,023
Benefit from (provision for) income taxes	(8,373)	(64,031)	48,246

Net income	$33,714	$109,107	$83,269

Net income per basic common share	$0.72	$2.34	$1.79

Net income per diluted common share	$0.70	$2.26	$1.74

Shares used in basic per-share calculation	46,866	46,643	46,453

Shares used in diluted per-share calculation	48,406	48,359	47,734

(1) Includes stock-based compensation expense as follows:

	2014	2013	2012
Cost of revenue	$2,562	$1,817	$1,193
Research and development	8,818	7,568	5,719
Sales and marketing	7,070	4,500	3,320
General and administrative	17,611	11,885	9,489

See accompanying notes to consolidated financial statements.

Electronics For Imaging, Inc.

Consolidated Statements of Comprehensive Income

(in thousands)	For the years ended December 31,
	2014	2013	2012
Net income	$33,714	$109,107	$83,269
Net unrealized investment gains (losses):
Unrealized holding gains (losses), net of tax benefit of $0.2 million and tax provisions of less than $0.1 and $0.1 million for the years ended December 31, 2014, 2013, and 2012, respectively	(344)	66	198
Reclassification adjustments included in net income, net of tax benefits of less than $0.1 million for the years ended December 31, 2014, 2013, and 2012	(24)	(23)	(100)

Net unrealized investment gains (losses)	(368)	43	98
Currency translation adjustments, net of tax provisions of less than $0.1 and $0.1 million and tax benefit of $0.6 million for the years ended December 31, 2014, 2013, and 2012, respectively	(5,576)	(1,733)	(1,304)
Unrealized gains (losses) on cash flow hedges	(25)	33	28

Comprehensive income	$27,745	$107,450	$82,091

See accompanying notes to consolidated financial statements.

Electronics For Imaging, Inc.

Consolidated Statements of Stockholders’ Equity

	Common stock		Additional paid-in capital	Treasury stock		Accumulated Other comprehensive income (loss)	Retained earnings	Total stockholders’ equity
(in thousands)	Shares	Amount		Shares	Amount
Balances as of December 31, 2011	76,565	$766	$725,801	(30,964)	$(534,400)	$1,447	$371,169	$564,783

Comprehensive income (loss), net of tax						(1,178)	83,269	82,091
Exercise of common stock options	785	8	12,193					12,201
Restricted stock vested	1,291	13	(13)					—
Stock-based compensation			19,721					19,721
Stock repurchases				(2,081)	(35,176)			(35,176)
Stock issued pursuant to ESPP	552	5	6,752					6,757
Tax benefit from employee stock plans			417					417

Balances as of December 31, 2012	79,193	$792	$764,871	(33,045)	$(569,576)	$269	$454,438	$650,794

Comprehensive income (loss), net of tax						(1,657)	109,107	107,450
Exercise of common stock options	433	4	5,168					5,172
Restricted stock vested	1,159	12	(12)					—
Stock-based compensation			25,770					25,770
Stock repurchases				(1,341)	(35,734)			(35,734)
Stock retirement and cancellation	(33,990)	(340)	(335,459)	33,990	592,413		(256,614)	—
Stock issued pursuant to ESPP	575	6	7,125					7,131
Tax benefit from employee stock plans			6,867					6,867

Balances as of December 31, 2013	47,370	$474	$474,330	(396)	$(12,897)	$(1,388)	$306,931	$767,450

Comprehensive income (loss), net of tax						(5,969)	33,714	27,745
Exercise of common stock options	490	5	7,690					7,695
Restricted stock vested	1,174	12	(12)					—
Equity component of convertible senior notes, net			63,114					63,114
Purchase of note hedges			(63,928)					(63,928)
Issuance of warrants			34,535					34,535
Stock-based compensation			36,061					36,061
Stock repurchases				(2,340)	(101,095)			(101,095)
Stock issued pursuant to ESPP	637	6	8,615					8,621
Tax benefit from employee stock plans			8,491					8,491

Balances as of December 31, 2014	49,671	$497	$568,896	(2,736)	$(113,992)	$(7,357)	$340,645	$788,689

See accompanying notes to consolidated financial statements.

Electronics For Imaging, Inc.

Consolidated Statements of Cash Flows

	For the years ended December 31,
(in thousands)	2014	2013	2012
Cash flows from operating activities:
Net income	$33,714	$109,107	$83,269
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,099	28,830	27,032
Deferred taxes	(5,836)	53,846	(52,821)
Tax benefit from employee stock plans	8,491	6,867	417
Excess tax benefit from stock-based compensation	(9,789)	(7,024)	(1,360)
Provision for bad debts and sales-related allowances	7,408	9,595	3,250
Provision for inventory obsolescence	6,300	4,508	3,231
Stock-based compensation	36,061	25,770	19,721
Contingent consideration payments related to businesses acquired	(3,428)	(1,563)	—
Non-cash acquisition-related compensation costs	—	940	907
Gain on sale of building and land, net of relocation costs paid	—	(118,492)	—
Non-cash accretion of interest expense on convertible notes and imputed financing obligation	4,433	271	—
Other non-cash charges and credits	(3,608)	(5,295)	1,870
Changes in operating assets and liabilities, net of effect of acquired companies:
Accounts receivable	(27,143)	(4,409)	(29,325)
Inventories	(11,868)	(13,683)	(6,853)
Other current assets	13,409	(7,117)	(4,840)
Accounts payable and accrued liabilities	8,729	11,819	9,464
Income taxes payable and receivable, net	(5,631)	(4,631)	(608)

Net cash provided by operating activities	82,341	89,339	53,354

Cash flows from investing activities:
Purchases of short-term investments	(281,962)	(145,088)	(64,528)
Proceeds from sales and maturities of short-term investments	139,185	47,375	80,992
Purchases, net of proceeds from sales, of property and equipment	(15,900)	(49,815)	(6,147)
Proceeds from sale of building and land, net of direct transaction costs	—	91	179,173
Businesses and technology purchased, net of cash acquired, and post-acquisition non-competition agreements	(21,980)	(14,688)	(61,591)
Proceeds from notes receivable of acquired businesses and other investments	—	263	5,216

Net cash provided by (used for) investing activities	(180,657)	(161,862)	133,115

Cash flows from financing activities:
Proceeds from issuance of convertible notes, net of debt issuance costs paid	336,365	—	—
Purchase of convertible note hedges	(63,928)	—	—
Proceeds from issuance of warrants	34,535	—	—
Proceeds from issuance of common stock	16,317	12,303	18,958
Purchases of treasury stock and net share settlements	(101,095)	(35,734)	(35,176)
Repayment of debt assumed through business acquisitions	(564)	(1,860)	(6,914)
Contingent consideration payments related to businesses acquired	(10,594)	(15,123)	(969)
Excess tax benefit from stock-based compensation	9,789	7,024	1,360

Net cash provided by (used for) financing activities	220,825	(33,390)	(22,741)

Effect of foreign exchange rate changes on cash and cash equivalents	(1,460)	(999)	210

Increase (decrease) in cash and cash equivalents	121,049	(106,912)	163,938
Cash and cash equivalents at beginning of year	177,084	283,996	120,058

Cash and cash equivalents at end of year	$298,133	$177,084	$283,996

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

Our products include industrial super-wide, wide format, and label and packaging digital inkjet printers that utilize our digital ink, ceramic tile decoration digital inkjet printers, digital inkjet printer parts, and professional services; print production workflow, web-to-print, cross-media marketing, and business process automation solutions; and color DFEs creating an on-demand digital printing ecosystem. Our inks include digital UV and LED ink, textile dye sublimation, and thermoforming ink. Our award-winning business process automation solutions are integrated from creation to print and are vertically integrated with our industrial digital inkjet printers and products produced by the leading printer manufacturers that are driven by our Fiery DFEs.

Our product portfolio includes industrial inkjet products (“Industrial Inkjet”), including VUTEk super-wide and EFI wide format industrial digital inkjet printers, Jetrion label and packaging digital inkjet printing systems, and Cretaprint digital inkjet printers for ceramic tile decoration; print production workflow, web-to-print, cross-media marketing, and business process automation software (“Productivity Software”), which provides corporate printing, label and packaging, publishing, and mailing and fulfillment solutions for the printing industry; and Fiery DFEs (“Fiery”). Our integrated solutions and award-winning technologies are designed to automate print and business processes, streamline workflow, provide profitable value-added services, and produce accurate digital output.

Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of EFI and our subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements requires estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, comprehensive income, cash flows, and related disclosure of contingent assets and liabilities. We evaluate our estimates, including those related to revenue recognition, bad debts, inventory valuation and purchase commitment reserves, warranty obligations, litigation reserves, restructuring activities, self-insurance, fair value of financial instruments, stock-based compensation, income taxes, valuation of goodwill and intangible assets, business combinations, build-to-suit lease accounting, and contingencies on an ongoing basis. Estimates are based on historical and current experience, the impact of the current economic environment, and various other assumptions believed to be reasonable under the circumstances at the time of the estimate, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

In determining whether a credit loss existed, we used our best estimate of the present value of cash flows expected to be collected from each debt security. For these cash flow estimates, including prepayment assumptions, we rely on data from widely accepted third party data sources or internal estimates. In addition to prepayment assumptions, cash flow estimates vary based on assumptions regarding the underlying collateral including default rates, recoveries, and changes in value. Expected cash flows were discounted using the effective interest rate implicit in the securities.

Based on this analysis, there were no other-than-temporary impairments, including credit-related impairments, during the years ended December 31, 2014, 2013, and 2012. We have determined that gross unrealized losses on short-term investments at December 31, 2014 and 2013 are temporary in nature because each investment meets our investment policy and credit quality requirements. We have the ability and intent to hold these investments until they recover their unrealized losses, which may not be until maturity. Evidence that we will recover our investments outweighs evidence to the contrary.

We classify our investments as current or noncurrent based on the nature of the investments and their availability for use in current operations.

Fair Value of Financial Instruments

We assess the fair value of our financial instruments each reporting period. The carrying amounts of cash, cash equivalents, accounts receivable, accounts payable, and accrued and other liabilities, approximate their respective fair values due to the short maturities of these financial instruments. The fair value of our available-for-sale securities, contingent acquisition-related liabilities, self-insurance liability, derivative instruments, and convertible senior notes are disclosed in Note 6—Investments and Fair Value Measurements of the Notes to Consolidated Financial Statements.

Revenue Recognition

We derive our revenue primarily from product revenue, which includes hardware (DFEs, design-licensed solutions including upgrades, industrial digital inkjet printers including components replaced under maintenance agreements, and ink), software licensing and development, and royalties. We receive service revenue from software license and printer maintenance agreements, customer support, training, and consulting.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

We license our software primarily under perpetual licenses. Revenue from software consists of software licensing, post-contract customer support, and professional consulting. We apply the provisions of ASC 985-605, Software—Revenue Recognition, and if applicable, SEC Staff Accounting Bulletin (“SAB”) 104. Revenue Recognition, and ASC 605-25, to all transactions involving the sale of software products and hardware transactions where the software is not incidental.

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

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Multiple-Deliverable Arrangements

We recognize revenue in multiple element arrangements involving tangible products containing software and non-software components that function together to deliver the product’s essential functionality by applying the relative sales price method of allocation in accordance with Accounting Standards Update (“ASU”) 2009-13. The sales price for each element is determined using VSOE when available (including post-contract customer support, professional services, hosting, and training). When VSOE is not available, then TPE is used. If VSOE or TPE are not available, then BESP is used when applying the relative sales price method for each unit of accounting. When the arrangement includes software and non-software elements, revenue is first allocated to the non-software and software elements as a group based on their relative sales price in accordance with ASC 605-25. Thereafter, the relative sales price allocated to the software elements as a group is further allocated to each unit of accounting in accordance with ASC 985-605. We then defer revenue with respect to the relative sales price that was allocated to any undelivered element.

We have calculated BESP for software licenses and non-software deliverables. We considered several different methods of establishing BESP including cost plus a reasonable margin and stand-alone sales price of the same or similar products and, if available, targeted rate of return, list price less discount, and company published list prices to identify the most appropriate representation of the estimated sales price of our products. Due to the wide range of pricing offered to our customers, we determined that sales price of the same or similar products, list price less discount, and company published list prices were not appropriate methods to determine BESP for our products. Cost plus a reasonable margin and targeted rate of return were eliminated due to the difficulty in determining the cost associated with the intangible elements of each product’s cost structure. As a result, management believes that the best estimate of the sales price of an element is the median sales price of deliverables sold in stand-alone transactions and/or separately priced deliverables contained in bundled arrangements. Elements sold as stand-alone transactions and in bundled arrangements during the four quarters immediately preceding the end of each reporting period were included in the calculation of BESP.

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

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Leasing Arrangements

If the sales arrangement is classified as a sales-type lease, then revenue is recognized upon shipment. Leases that are not classified as sales-type leases are accounted for as operating leases with revenue recognized ratably over the lease term.

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

Revenue on such fixed price contracts is recognized over the contract term based on the percentage of development and implementation services that are provided during the period compared with the total estimated development and implementation services to be provided over the entire contract using guidance from ASC 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts. These services require that we perform significant, extensive, and complex design, development, modification, or implementation activities of our customers’ systems. Performance will often extend over long periods, and our right to receive future payment depends on our future performance in accordance with these agreements.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Deferred Revenue and Related Deferred Costs

Deferred revenue represents amounts received in advance for product support contracts, software customer support contracts, consulting and integration projects, or product sales. Product support contracts include stand-alone product support packages, routine maintenance service contracts, and upgrades or extensions to standard product warranties. We defer these amounts when we invoice the customer and then generally recognize revenue either ratably over the support contract life, upon performing the related services, under the percentage of completion method, or in accordance with our revenue recognition policy. Deferred cost of revenue related to unrecognized revenue on shipments to customers was $2.0 and $6.6 million as of December 31, 2014 and 2013, respectively, and is included in other current assets in our Consolidated Balance Sheets.

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

Financing Receivables

ASC 310, Receivables, requires disclosures regarding the credit quality of our financing receivables and allowance for credit losses. ASC 310 further requires disclosure of credit quality indicators, past due information, and modifications of our financing receivables. Our financing receivables were $2.6 and $5.2 million consisting of $1.3 and $4.3 million of sales-type lease receivables, included within other current assets and other assets, and $1.3 and $0.9 million of trade receivables having a contractual maturity in excess of one year at December 31, 2014 and 2013, respectively. The credit quality of financing receivables are evaluated on the same basis as trade receivables. We have not experienced material amounts of past due financing receivables.

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

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Since Europe is composed of varied countries and regional economies, our European risk profile is somewhat more diversified due to the varying economic conditions among the countries. Approximately 26% of our receivables are with European customers as of December 31, 2014. Of this amount, 22% of our European receivables (6% of consolidated net receivables) are in the higher risk southern European countries (mostly Spain, Portugal, and Italy).

We rely on a limited number of suppliers for certain key components and a few key contract manufacturers to manufacture our Fiery DFEs, our label and packaging digital inkjet printer, certain Industrial Inkjet subassemblies, and solvent ink. Any disruption or termination of these arrangements could materially adversely affect our operating results.

Many of our current Fiery and Productivity Software products include software that we license from Adobe. To obtain licenses from Adobe, Adobe requires that we obtain quality assurance approvals from them for our products that use Adobe software.

Accounts Receivable Sales Arrangements

We have facilities in Spain that enable us to sell to third parties, on an ongoing basis, certain trade receivables without recourse. Trade receivables sold without recourse are generally short-term receivables with payment due dates of less than one year, which are secured by international letters of credit. Trade receivables sold under these facilities were $6.2 and $8.3 million during the years ended December 31, 2014 and 2013, respectively, which approximates the cash received.

We have facilities in the U.S. that enable us to sell to third parties, on an ongoing basis, certain trade receivables with recourse. The trade receivables sold with recourse are generally short-term receivables with payment due dates of less than 10 days from the date of sale, which are subject to a servicing obligation. Trade receivables sold under these facilities were $20.8 and $12.9 million during the years ended December 31, 2014 and 2013, respectively, which approximates the cash received.

In accordance with ASC 860-20, Transfers and Servicing, trade receivables are derecognized from our Consolidated Balance Sheet when sold to third parties upon determining that such receivables are presumptively beyond the reach of creditors in a bankruptcy proceeding. The recourse obligation is measured using market data from similar transactions and the servicing liability is determined based on the fair value that a third party would charge to service these receivables. These liabilities were determined to not be material at December 31, 2014 and 2013.

We report collections from the sale of trade receivables to third parties as operating cash flows in the Consolidated Statements of Cash Flows.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Inventories

Inventories are stated at standard cost, which approximates the lower of actual cost, using the first-in, first-out cost flow assumption, or market. We periodically review our inventories for potential excess or obsolete items and write down specific items to net realizable value as appropriate. Work-in-process inventories consist of our product at various levels of assembly and include materials, labor, and manufacturing overhead. Finished goods inventory represents completed products awaiting shipment.

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

Depreciation expense was $9.9, $9.4, and $8.4 million for the years ended December 31, 2014, 2013, and 2012, respectively. Repairs and maintenance expenditures, which are not considered improvements and do not extend the useful life of property and equipment, are expensed as incurred.

Internal Use Software

In accordance with ASC 350-40, Intangibles—Goodwill and Other—Internal-Use Software, software development costs, including costs incurred to purchase third party software, are capitalized during the application development stage when we determine that certain factors are present including, among others, that technology exists to achieve the performance requirements, management has committed to funding the project, and conceptual formulation, design, and testing of possible software alternatives (preliminary project phase) have all been completed. Costs incurred during preliminary project phase, post-implementation /operational phase, process re-engineering, training, and maintenance must be expensed as incurred. The accumulation of software costs to be capitalized ceases when the software is substantially developed and is ready for its intended use. Capitalized internal use software is amortized over an estimated useful life of three years using the straight-line method.

Goodwill

Goodwill is recorded when the consideration paid for an acquisition exceeds the fair value of net tangible and intangible assets acquired. We perform our annual goodwill impairment analysis in the fourth quarter of each year or more frequently if we believe indicators of impairment exist. Triggering events that may require an impairment analysis include indicators such as adverse industry or economic trends, restructuring actions, significant changes in the manner of our use of the acquired assets, significant changes in the strategy for our overall business, lower projections of profitability, significant decline in our stock price for a sustained period, or a sustained decline in our market capitalization.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

According to the provisions of ASC 350-20-35, a two-step impairment test of goodwill is required, unless the simplified method is elected. In the first step, the fair value of each reporting unit is compared to its carrying value. If the fair value exceeds carrying value, goodwill is not impaired and further testing is not required. If the carrying value exceeds fair value, then the second step of the impairment test is required to determine the implied fair value of the reporting unit’s goodwill. The implied fair value of goodwill is calculated by deducting the fair value of all tangible and intangible net assets of the reporting unit, excluding goodwill, from the fair value of the reporting unit as determined in the first step. If the carrying value of the reporting unit’s goodwill exceeds its implied fair value, then an impairment loss must be recorded equal to the difference. We have not been required to perform this second step of the process because the fair value of our reporting units have exceeded their carrying value as of December 31, 2014, 2013, and 2012.

Long-lived Assets, including Intangible Assets

Purchased intangible assets are amortized on a straight-line basis over their economic lives of three to seven years for developed technology, four to nine years for customer contracts/relationships, five years for covenants not to compete, and three to eighteen years for trademarks and trade names as we believe this method most closely reflects the pattern in which the economic benefits of the assets will be consumed. No changes have been made to the useful lives of amortizable identifiable intangible assets in 2014, 2013, or 2012. Intangible amortization expense was $20.7, $19.4, and $18.6 million for the years ended December 31, 2014, 2013, or 2012, respectively.

We review the carrying values of long-lived assets whenever events and circumstances, such as reductions in demand, lower projections of profitability, significant changes in the manner of our use of acquired assets, or significant negative industry or economic trends, indicate that the net book value of an asset may not be recovered through expected future cash flows from its use and eventual disposition. If this review indicates that an impairment has occurred, the impaired asset is written down to its fair value, which is typically calculated using quoted market prices and/or expected future cash flows. Our estimates regarding future anticipated net revenue and cash flows, the remaining economic life of the products and technologies, or both, may differ from those used to assess the recoverability of assets. In that event, impairment charges or shortened useful lives of certain long-lived assets may be required, resulting in charges to our Consolidated Statements of Operations when such determinations are made. No asset impairment charges were recognized during the years ended December 31, 2014, 2013, or 2012.

Warranty Reserves

Our Industrial Inkjet printer and Fiery DFE products are generally accompanied by a 12-month limited warranty from date of shipment, which covers both parts and labor. Estimated future hardware and software warranty costs are recorded as a cost of product revenues when the related revenue is recognized, based on historical and projected warranty claim rates, historical and projected cost-per-claim, and knowledge of specific product failures that are outside our typical experience. Factors that affect our warranty liability include the number of installed units subject to warranty protection, product failure rates, estimated material costs, estimated distribution costs and estimated labor costs.

Warranty reserves were $9.7 and $11.0 million as of December 31, 2014 and 2013, respectively.

Litigation Accruals

We may be involved, from time to time, in a variety of claims, lawsuits, investigations, or proceedings relating to contractual disputes, securities laws, intellectual property rights, employment, or other matters that may arise in the normal course of business. We assess our potential liability in each of these matters by using the information

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Research and Development

Research and development costs were $134.7, $128.1, and $120.3 million for the years ended December 31, 2014, 2013, and 2012, respectively. We expense research and development costs associated with new software products as incurred until technological feasibility is established. Research and development costs include salaries and benefits of employees performing research and development activities, supplies, and other expenses incurred from research and development efforts. To date, we have not capitalized research and development costs associated with software development as products and enhancements have generally reached technological feasibility, as defined by U.S. GAAP, and have been released for sale at substantially the same time. We have capitalized research and development equipment that has been acquired or constructed for research and development activities and has alternative future uses (in research and development projects or otherwise). Such research and development equipment is depreciated on a straight-line basis with a three year useful life.

Shipping and Handling Costs

Amounts billed to customers for shipping and handling costs are included in revenue. Shipping and handling costs are charged to cost of revenue as incurred.

Advertising

Advertising costs are expensed as incurred. Total advertising and promotional expenses were $4.3, $4.1, and $3.5 million for the years ended December 31, 2014, 2013, and 2012, respectively.

Income Taxes

We account for income taxes in accordance with the provisions of ASC 740, which requires that deferred tax assets and deferred tax liabilities be determined based on the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. We estimate our actual current tax expense, including permanent charges and benefits, and the temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and financial accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our Consolidated Balance Sheets.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

In assessing the need for a valuation allowance, we considered all available evidence, including recent operating results, projections of future taxable income, our ability to utilize loss and credit carryforwards, and the feasibility of tax planning strategies. Other than a valuation allowance related to realization of existing California and Luxembourg deferred tax assets, we have determined that is more likely than not that we will realize the benefit related to all other deferred tax assets. To the extent we increase a valuation allowance, we include an expense in the Consolidated Statement of Operations in the period in which such determination is made.

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

These acquisitions were accounted for as purchase business combinations using the acquisition method of accounting in accordance with ASC 805. Key provisions of the acquisition method of accounting include the following:

•	one hundred percent of assets and liabilities of the acquired business, including goodwill, are recorded at fair value, regardless of the percentage of the business acquired;

•	contingent assets and liabilities are recognized at fair value at the acquisition date;

•	contingent consideration is recognized at fair value at the acquisition date with changes in fair value recognized in earnings as assumptions are updated or upon settlement;

•	IPR&D is recognized at fair value at the acquisition date subject to amortization after product launch or otherwise subject to impairment;

•	acquisition-related transaction and restructuring costs are expensed as incurred;

•	reversals of valuation allowances related to acquired deferred tax assets and liabilities and changes to acquired income tax uncertainties are recognized in earnings;

•

when making adjustments to finalize preliminary accounting during the measurement period, which may be up to one year, we revise any previously issued post-acquisition financial information in future financial statements to reflect any adjustments as if they occurred on the acquisition date; and

•

upon final determination of the fair value of assets acquired and liabilities assumed during the measurement period, any subsequent adjustments are recorded to our Consolidated Statements of Operations.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Liability for Self-Insurance

We are partially self-insured for certain losses related to employee medical and dental coverage, excluding employees covered by health maintenance organizations. We generally have an individual stop loss deductible of $125 thousand per enrollee unless specific exposures are separately insured. We have accrued a contingent liability of $1.4 and $2.6 million as of December 31, 2014 and 2013, respectively, which is not discounted, based on an examination of historical trends, our claims experience, and related actuarial analysis and estimates. The primary estimates used in the development of our accrual at December 31, 2014 and 2013 include total enrollment (including employee contributions), population demographics, and historical claims costs incurred. Although we do not expect that we will ultimately pay claims significantly different from our estimates, self-insurance reserves could be affected if future claims experience, including the severity of claims and medical cost inflation, differs significantly from our historical trends and assumptions.

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

Forfeitures are estimated at the grant date and revised on a cumulative basis, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We use historical data and future expectations of employee turnover to estimate forfeitures. The tax benefit resulting from tax deductions in excess of the tax benefits related to stock-based compensation expense recognized for those awards are classified as financing cash flows.

Our determination of the fair value of stock-based payment awards on the date of grant using an option pricing model is affected by volatility, expected term, and interest rate assumptions. Expected volatility is based on the historical volatility of our stock over a preceding period commensurate with the expected term of the option. The expected term is based on management’s consideration of the historical life of the options, the vesting period of the options granted, and the contractual period of the options granted. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected dividend yield was not considered in the option pricing formula since we do not pay dividends and have no current plans to do so in the future.

Foreign Currency Translation

In preparing our consolidated financial statements, we remeasure and translate balance sheet and income statement amounts into U.S. dollars. Foreign currency assets and liabilities are remeasured from the transaction currency into the functional currency at current exchange rates, except for non-monetary assets and capital accounts, which are remeasured at historical exchange rates. Revenue and expenses are remeasured at monthly exchange rates, which approximate average exchange rates in effect during each period. Gains or losses from foreign currency remeasurement are included in interest income and other income (expense), net. Net gains or

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

losses resulting from foreign currency transactions, including hedging gains and losses, are reported in interest income and other income (expense), net, and were a loss of $6.8 and $0.3 for the years ended December 31, 2014 and 2013, respectively, and gain of $0.6 million for the year ended December 31, 2012.

For subsidiaries that operate in a local currency functional environment, all assets and liabilities are translated into U.S. dollars using current exchange rates, while revenue and expenses are translated using monthly exchange rates, which approximate the average exchange rates in effect during each period. Resulting translation adjustments are reported as a separate component of OCI, adjusted for deferred income taxes. The cumulative translation adjustment balance, net of tax, at December 31, 2014 and 2013 was an unrealized loss of $7.2 and $1.6 million, respectively.

Based on our assessment of the salient economic indicators discussed in ASC 830-10-55-5, Foreign Currency Matters, we consider the U.S. dollar to be the functional currency for each of our international subsidiaries except for our Brazilian subsidiary, Metrics, for which we consider the Brazilian real to be the subsidiary’s functional currency; our German subsidiaries, EFI GmbH, Alphagraph, and DirectSmile, for which we consider the Euro to be the subsidiaries’ functional currency; our Spanish subsidiary, Cretaprint, for which we consider the Euro to be the subsidiary’s functional currency; our U.K. subsidiary, Electronics For Imaging United Kingdom Limited, for which we consider the British pound sterling to be the subsidiary’s functional currency; our Japanese subsidiary, Electronics For Imaging Japan KK, for which we consider the Japanese yen to be the subsidiary’s functional currency; our New Zealand subsidiary contains the Prism operations in New Zealand for which we consider the New Zealand dollar to be the functional currency; our Australian subsidiary contains the Prism, OPS, and Metrix operations in Australia for which we consider the Australian dollar to be the functional currency; and our subsidiary in the People’s Republic of China, which contains the operations of our Cretaprint sales and support center for which we consider the renminbi to be the functional currency.

Net Income per Common Share

Net income per basic common share is computed using the weighted average number of common shares outstanding during the period. Net income per diluted common share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the period. Potential common shares result from the assumed exercise of outstanding common stock options having a dilutive effect using the treasury stock method, non-vested shares of restricted stock having a dilutive effect, non-vested restricted stock for which the performance criteria have been met, and the assumed conversion of our convertible senior notes having a dilutive effect using the treasury stock method as well as the dilutive effect of our warrants when the stock price exceeds the conversion or strike price. Any potential shares that are anti-dilutive as defined in ASC 260, Earnings Per Share, are excluded from the effect of dilutive securities.

Performance-based and market-based restricted stock and stock options that would be issuable if the end of the reporting period were the end of the vesting period, if the result would be dilutive, are assumed to be outstanding for purposes of determining net income per diluted common share as of the later of the beginning of the period or the grant date in accordance with ASC 260-10-45-48.

Derivative Instruments and Risk Management

Our derivative instruments consist of foreign currency exchange contracts as described below:

Cash Flow Hedges

We utilize foreign currency exchange forward contracts to hedge foreign currency exchange exposures related to forecasted operating expenses denominated in Indian rupees. These derivative instruments are designated and qualify as cash flow hedges and in general, closely match the underlying forecasted transactions in duration. The

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

changes in fair value of these contracts are reported as a component of OCI and reclassified to operating expense in the periods of payment of the hedged operating expenses. We measure the effectiveness of hedges of forecasted transactions by comparing the fair value of the designated foreign currency exchange forward purchase contracts with the fair values of the forecasted transactions. The ineffective portion of the derivative hedging gain or loss, as well as changes in the derivative time value (which is excluded from the assessment of hedge effectiveness), are recognized as a component of interest income and other income (expense), net.

Balance Sheet Hedges

We utilize foreign currency exchange forward and option contracts to hedge against the short-term impact of foreign currency exchange rate fluctuations related to certain foreign-currency-denominated monetary assets and liabilities, primarily consisting of Brazilian real, British pound sterling, and Euro-denominated intercompany loans, British pound sterling and Euro-denominated trade receivables, and Indian rupee net monetary assets. These derivative instruments are not designated as hedging instruments and do not subject us to material balance sheet risk due to exchange rate movements because the gains and losses on these contracts are intended to offset the gains and losses in the underlying foreign currency denominated monetary assets and liabilities. We recognize changes in the fair value of non-designated derivative instruments in earnings in the period of change. Gains (losses) on foreign currency forward contracts used to hedge balance sheet exposures are recognized in interest income and other income (expense), net, generally in the same period as the remeasurement gain (loss) of the related foreign currency denominated assets and liabilities.

Factors that could have an impact on the effectiveness of our balance sheet and cash flow hedging program include the accuracy of forecasts and the volatility of foreign currency markets. These programs reduce, but do not entirely eliminate, the impact of currency exchange movements. The maturities of these instruments are generally less than one year. Currently, we do not enter into any foreign exchange forward contracts to hedge exposures related to firm commitments or nonmarketable investments. We do not have any leveraged derivatives, nor do we use derivative contracts for speculative purposes. The related cash flow impacts of our derivative contracts are reflected as cash flows from operating activities in the Consolidated Statements of Cash Flows.

Variable Interest Entities

In accordance with the Variable Interest Entities (“VIE”) sub-section of ASC 810, Consolidation, we perform a formal assessment at each reporting period regarding whether any consolidated entity is considered the primary beneficiary of a VIE based on the power to direct activities that most significantly impact the economic performance of the entity and the obligation to absorb losses or rights to receive benefits that could be significant to us. We do not have any arrangements that meet the definition of a VIE in accordance with the scope exception contained within ASC 810-10-15-17d.

Recent Accounting Pronouncements

Revenue Recognition. The FASB issued ASU 2014-09, Revenue from Contracts with Customers, in May 2014. ASU 2014-09 significantly enhances the comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets. The principles-based guidance in ASU 2014-09 provides a framework for addressing revenue recognition issues comprehensively. The core principle of the standard is that revenue should be recognized in an amount that reflects the consideration that the entity expects to be entitled in exchange for goods or services, which are referred to as performance obligations.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

The guidance requires comprehensive annual and interim disclosures regarding the nature, amount, timing, and uncertainty of recognized revenue. Qualitative and quantitative disclosures will be required regarding:

•	contracts with customers, including revenue and impairments recognized, disaggregation, and information about contract balances and performance obligations,

•

significant judgments and changes in judgments required to determine the timing of satisfaction of performance obligations over time and determine the transaction price, amounts allocated to performance obligations, and the timing for recognizing revenue resulting from the satisfaction of performance obligations, and

•	assets recognized from the costs to obtain or fulfill a contract.

ASU 2014-09 will be effective in the first quarter of 2017. We are evaluating the impact of ASU 2014-09 on our revenue and results of operations.

Discontinued Operations. In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which is effective in the first quarter of 2015. Under the new guidance, a discontinued operation is a component or group of components of an entity that are either disposed or classified as held for sale and represents a strategic shift that has (or will have) a major effect on our operations and financial results. A strategic shift includes disposal of a major geographic area of operations, major line of business, major equity method investment, or other major components of an entity. This differs from current guidance, which defines discontinued operations as disposals of a component of an entity that is a reportable segment, an operating segment, a reporting unit, a subsidiary, or an asset group.

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

Discontinued operations are excluded from income from continuing operations and presented as a separate component of income before income taxes when the requirements of ASU 2014-08 have been met. Consolidated net income is not impacted by the segregation of discontinued operations within the Consolidated Statements of Operations.

Balance Sheet Presentation of Unrecognized Tax Benefits. In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. Our liability for gross unrecognized tax benefits was $35.0 and $33.0 million as of December 31, 2014 and 2013, respectively.

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

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Supplemental Disclosure of Cash Flow Information

	For the years ended December 31,
(in thousands)	2014	2013	2012
Net cash paid for income taxes	$6,157	$7,883	$4,384

Cash paid for interest expense	$128	$210	$99

Acquisition of businesses, technology, and post-acquisition non-competition agreements:
Cash paid for acquisitions, excluding contingent consideration	$23,888	$15,541	$66,050
Cash acquired in acquisitions, excluding restricted cash	(1,908)	(853)	(5,059)

Net cash paid for acquisitions	$21,980	$14,688	$60,991

Non-cash investing and financing activities:
Non-cash acquisition of property under a build-to-suit lease	$—	$11,230	$—
Property and equipment received, but not paid	2,275	7,210	1,042

	$2,275	$18,440	$1,042

Note 2: Earnings Per Share

Net income per basic common share is computed using the weighted average number of common shares outstanding during the period. Net income per diluted common share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the period. Potential common shares result from the assumed exercise of outstanding common stock options having a dilutive effect using the treasury stock method, non-vested shares of restricted stock having a dilutive effect, non-vested restricted stock for which the performance criteria have been met, and the assumed conversion of our Notes having a dilutive effect using the treasury stock method as well as the dilutive effect of our warrants when the stock price exceeds the conversion price. Any potential shares that are anti-dilutive as defined in ASC 260 are excluded from the effect of dilutive securities.

Performance-based and market-based restricted stock and stock options that would be issuable if the end of the reporting period were the end of the vesting period, if the result would be dilutive, are assumed to be outstanding for purposes of determining net income per diluted common share as of the later of the beginning of the period or the grant date in accordance with ASC 260-10-45-48. Accordingly, performance-based RSUs, which vested on various dates during the years ended December 31, 2014, 2013, and 2012 based on achievement of specified performance criteria related to revenue and non-GAAP operating income targets and market-based RSUs and stock options, which vested on various dates during the years ended December 31, 2013 and 2012 based on achievement of specified stock prices for defined periods are included in the determination of net income per diluted common share as of the beginning of the period.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Basic and diluted earnings per share for the years ended December 31, 2014, 2013, and 2012 are reconciled as follows (in thousands, except for per share amounts):

	2014	2013	2012
Basic net income per share:
Net income available to common shareholders	$33,714	$109,107	$83,269

Weighted average common shares outstanding	46,866	46,643	46,453
Basic net income per share	$0.72	$2.34	$1.79

Dilutive net income per share:
Net income available to common shareholders	$33,714	$109,107	$83,269

Weighted average common shares outstanding	46,866	46,643	46,453
Dilutive stock options and restricted stock	1,540	1,716	1,281

Weighted average common shares outstanding for purposes of computing diluted net income per share	48,406	48,359	47,734

Dilutive net income per share	$0.70	$2.26	$1.74

Potential shares of common stock that are not included in the determination of diluted net income per share because they are anti-dilutive for the periods presented consist of the assumed exercise of stock options, vesting of restricted stock, and shares to be purchased under our ESPP having an anti-dilutive effect of less than 0.1 million shares for the year ended December 31, 2014, the assumed vesting of restricted stock having an anti-dilutive effect of less than 0.1 million shares for the year ended December 31, 2013, and the assumed exercise of stock options having an anti-dilutive effect of 0.4 million shares for the year ended December 31, 2012.

The weighted-average number of common shares outstanding does not include the effect of the potential common shares from our Notes and warrants, which were issued in September 2014. The effects of these potentially outstanding shares were not included in the calculation of diluted net income per share because the effect would have been anti-dilutive since the conversion price of the Notes and the strike price of the warrants exceeded the average market price of our common stock. We have the option to pay cash, issue shares of common stock, or any combination thereof for the aggregate amount due upon conversion of the Notes. Our intent is to settle the principal amount of the Notes in cash upon conversion. As a result, only amounts payable in excess of the principal amount of the Notes are considered in diluted net income per share under the treasury stock method. Please refer to Note 7—Convertible Senior Notes, Note Hedges, and Warrants of the Notes to Consolidated Financial Statements for additional information.

Note 3: Business Acquisitions

We acquired four business process automation businesses during 2014, which have been integrated into our Productivity Software operating segment. We acquired three business process automation businesses and an imposition solution business during 2013, which have been integrated into our Productivity Software operating segment. During 2012, we acquired Cretaprint, which has been integrated into our Industrial Inkjet operating segment, three business process automation businesses, which have been integrated into our Productivity Software operating segment, and the FX Colors business, which has been integrated into our Fiery operating segment.

These acquisitions were accounted for as purchase business combinations. We allocated the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their estimated fair

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

value on the acquisition date. Excess purchase consideration was recorded as goodwill. Factors contributing to a purchase price that results in goodwill include, but are not limited to, the retention of research and development personnel with skills to develop future technology, support personnel to provide maintenance services related to the products, a trained sales force capable of selling current and future products, the opportunity to enter the ceramic tile decoration market through the Cretaprint acquisition, the opportunity to utilize FX Colors technology in the development of our products, the opportunity to cross-sell products of the acquired businesses to existing customers, the opportunity to sell PrintSmith, Pace, Monarch, and Radius products to customers of the acquired businesses, and the positive reputation of each of these companies in the market.

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

The purchase price allocations for the 2014 purchase business combinations are preliminary and subject to change within the respective measurement periods as valuations are finalized. We expect to continue to obtain information to assist us in finalizing the fair value of the net assets acquired at the respective acquisition dates in 2014, during the respective measurement periods, which end at various dates in 2015. Measurement period adjustments determined to be material will be applied retrospectively to the appropriate acquisition date in our consolidated financial statements and, depending on the nature of the adjustments, our operating results subsequent to the respective acquisition period could be affected.

2014 Acquisitions

Productivity Software Operating Segment

We acquired privately-held SmartLinc, Rhapso, DirectSmile, and DIMS, which have been integrated into our Productivity Software operating segment, for aggregate cash consideration of $20.4 million, net of cash acquired, plus additional potential future cash earnouts, which are contingent on achieving certain performance targets.

The fair value of the earnouts related to the 2014 acquisitions are currently estimated to be $7.4 million by applying the income approach in accordance with ASC 805-30-25-5. Key assumptions include discount rates between 4.7% and 5.2% and probability-adjusted revenue levels. Probability-adjusted revenue is a significant input that is not observable in the market, which ASC 820-10-35, refers to as a Level 3 input. These contingent liabilities are reflected in the Consolidated Balance Sheet as of December 31, 2014, as current and noncurrent liabilities of $4.1 and $3.3 million, respectively. In accordance with ASC 805-30-35-1, changes in the fair value of contingent consideration subsequent to the acquisition date are recognized in general and administrative expenses.

SmartLinc, a Wisconsin corporation headquartered in Milwaukee, Wisconsin, was acquired on January 16, 2014, and provides business process automation software for shipping and logistics operations.

Rhapso, a societe anonyme organized under French law headquartered in Les Ulis, France, was acquired on April 14, 2014, and provides printing, packaging, and scheduling software to European customers in the corrugated packaging market sector.

DirectSmile, a limited liability company under German law headquartered in Berlin, Germany, was acquired on July 18, 2014, and provides software solutions for variable data printing, cross media marketing automation, and image personalization technologies.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

DIMS, a limited liability company under Dutch law headquartered in Lichtenvoorde, Netherlands, was acquired on September 15, 2014, and is a leading supplier of business process automation software for high end, multilingual, and multi-national print and packaging companies with a large portion of its installed base in Europe. The DIMS solution will be integrated into our Fiery digital front end (“DFE”) so that DIMS customers can realize the benefits of having Fiery driven print engines as part of their digital workflow.

2013 Acquisitions

Productivity Software Operating Segment

We acquired privately-held PrintLeader, GamSys, Metrix, and Lector, which have been integrated into our Productivity Software operating segment, for aggregate cash consideration of $12.9 million, net of cash acquired, an additional $0.9 million paid upon collection of accounts receivable, additional future cash earnouts contingent on achieving certain performance targets, and $0.7 million of potential accounts receivable payments dependent on collections.

The fair value of the PrintLeader, GamSys, and Metrix earnouts are currently estimated to be $3.0 million, which is net of earnout payments of $1.2 million in 2014. Key assumptions include discount rates between 4.5% and 6.0% and probability-adjusted revenue levels. These contingent liabilities are reflected in the Consolidated Balance Sheet as of December 31, 2014, as current and noncurrent liabilities of $2.2 and $0.8 million, respectively.

PrintLeader, a Florida corporation headquartered in Palm City, Florida, was acquired on May 8, 2013, and provides business process automation software to small commercial and in-plant printing operations in North America. Support and operations of PrintLeader were integrated into the Productivity Software operating segment, which also provide PrintSmith products to the PrintLeader customer base, while continuing to support existing PrintLeader customers.

GamSys, a limited liability company under Belgium law headquartered in LaReid, Belgium, was acquired on May 31, 2013, and provides business process automation software to the printing and packaging industries in the French-speaking regions of Europe and Africa. Support and operations of GamSys were integrated into the Productivity Software operating segment, which provides PrintSmith, Pace, Monarch, and Radius products to the GamSys customer base, while continuing to support existing GamSys customers.

Metrix, a proprietary limited company incorporated and registered in New South Wales, Australia, headquartered in Edmonds, Washington, was acquired on October 16, 2013, and is a leading innovator in imposition solutions for estimating, planning, and integrating into prepress and postpress solutions and a pending release that will support wide format imposition. This technology acquisition enhances our existing functionality and allows us to extend our portfolio offerings to bridge the gap between our business process automation software and prepress. Metrix has been integrated into the Productivity Software operating segment.

Lector, a limited liability company under German law headquartered in Mönchengladbach, Germany, was acquired on November 13, 2013, and provides German-language business process automation solutions to the sheetfed and packaging industries. Support and operations of Lector were integrated into the Productivity Software operating segment, which provides PrintSmith, Pace, Monarch, and Radius products to the Lector customer base, while continuing to support existing Lector customers.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

2012 Acquisitions

Industrial Inkjet Operating Segment

On January 10, 2012, we purchased privately-held Cretaprint, a sociedad de responsabilidad limitada headquartered in Castellon, Spain, for cash consideration of $28.8 million, net of cash acquired, plus an additional future cash earnout contingent on achieving certain performance targets. We subsequently merged Cretaprint into Electronics for Imaging España S.L.U., which changed its name post-merger to EFI Cretaprint S.L. Cretaprint is a leading developer and supplier of inkjet printers for ceramic tiles. This acquisition allows us to provide ceramic tile decoration as a product offering within our Industrial Inkjet operating segment.

We paid contingent consideration related to the Cretaprint acquisition of $6.2 and $8.9 million in 2014 and 2013, respectively. Acquisition-related executive retention expense of $0.9 million was recognized during each of the years ended December 31, 2013 and 2012, respectively, coinciding with the continuing employment of a former shareholder of an acquired company, thereby increasing the liability for contingent consideration accordingly.

Productivity Software Operating Segment

We acquired privately-held Metrics, OPS, and Technique, which have been integrated into our Productivity Software operating segment, for aggregate cash consideration of $31.1 million, net of cash acquired, plus additional future cash earnouts contingent on achieving certain performance targets.

The fair value of the Metrics, OPS, and Technique earnouts are currently estimated to be $2.0 million, which is net of earnout payments of $6.5 and $4.5 million in 2014 and 2013, respectively. Key assumptions include discount rates between 4.2% and 6.4% and probability-adjusted revenue levels. These contingent liabilities are reflected in the Consolidated Balance Sheet as of December 31, 2014, as a current liability.

Metrics, a Brazilian limited liability company headquartered in Sao Paolo, Brazil, was acquired on April 10, 2012, and provides business process automation software to medium-sized printing and packaging companies in Latin America. Support and operations of Metrics were integrated into the Productivity Software operating segment, which provides PrintSmith, Pace, Monarch, and Radius products, localized for the Latin American market, while continuing to support existing Metrics customers.

Online Print Marketing Ltd., a private limited liability company incorporated in Ireland and DataCreation Pty. Ltd., a private limited company incorporated in Australia, together doing business as Online Print Solutions (“OPS”), which is headquartered in Dublin, Ireland, was acquired on October 1, 2012, and provides web-to-print, publishing, and cross-media marketing solutions. Support and operations of OPS were integrated into the Productivity Software operating segment, while continuing to support the existing OPS customers.

Technique, a private limited company incorporated in England and Wales, which is headquartered in Leeds, U.K., was acquired on November 16, 2012, and provides business process automation solutions to the publication, commercial, and direct marketing print industries. Support and operations of Technique were integrated into the Productivity Software operating segment, which provides Pace, Monarch, and Radius products to the Technique customer base, while continuing to support existing Technique customers.

Fiery Operating Segment

On April 5, 2012, we acquired the FX Colors business, a societe par actions simplifiee headquartered in Charnay-Les-Macon, France, which has been integrated into our Fiery operating segment, for cash consideration of approximately $0.4 million. FX Colors develops and provides technology and software for industrial printing.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

We accounted for the acquisition of FX Colors for financial reporting purposes as a purchase business combination in accordance with ASC 805. The FX Colors purchase price has been allocated to existing technology, with a useful life of three years.

Valuation Methodologies

Intangible assets acquired in 2014, 2013, and 2012 consist of customer relationships, trade names, existing technology, backlog, and IPR&D. Each intangible asset valuation methodology for each acquisition assumes discount rates between 13% and 24%.

Customer Relationships and Backlog were valued using the excess earnings method, which is an income approach. The value of customer relationships lies in the generation of a consistent and predictable revenue source and the avoidance of costs associated with developing the relationships. Customer relationships were valued by estimating the revenue attributable to existing customer relationships and probability-weighting each forecast year to reflect the uncertainty of maintaining existing relationships based on historical attrition rates.

The Cretaprint backlog represents unfulfilled customer purchase orders at the acquisition date that will provide a relatively secure revenue stream, subject only to potential customer cancellation. The backlog has been fulfilled.

Trade Names were valued using the relief from royalty method, which is an income approach, with royalty rates based on various factors including an analysis of market data, comparable trade name agreements, and consideration of historical advertising dollars spent supporting the trade name.

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

IPR&D was valued using the relief from royalty method by estimating the cost to develop purchased IPR&D into commercially viable products, estimating the net cash flows resulting from the sale of those products, and discounting the net cash flows back to their present value. Project schedules were based on management’s estimate of tasks completed and tasks to be completed to achieve technical and commercial feasibility.

	DIMS	GamSys	Technique
Discount rate for IPR&D	20%	17%	17%
IPR&D percent complete at acquisition date	76%	50-53%	73%
IPR&D percent complete at December 31, 2014	82%	100%	100%

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

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

The allocation of the purchase price to the assets acquired and liabilities assumed (in thousands) with respect to each of these acquisitions at their respective acquisition dates is summarized as follows:

	2014 Acquisitions		2013 Acquisitions		2012 Acquisitions
Operating Segment	Productivity Software		Productivity Software		Industrial Inkjet		Productivity Software
Acquired Business	SmartLinc, Rhapso, DirectSmile, DIMS		PrintLeader, GamSys, Metrix, Lector		Cretaprint		Metrics, OPS, Technique
	Weighted average useful life	Purchase Price Allocation	Weighted average useful life	Purchase Price Allocation	Weighted average useful life	Purchase Price Allocation	Weighted average useful life	Purchase Price Allocation
Customer relationships	5 years	$8,569	5-6 years	$5,540	5 years	$8,000	5-6 years	$14,880
Existing technology	4 years	4,890	3-4 years	2,060	3 years	7,070	3-4 years	4,580
Trade names	4 years	1,231	3-4 years	670	6 years	4,970	3-4 years	1,080
IPR&D	—	389	—	150	—	—	—	90
Backlog	—	—	—	—	1 year	1,290	—	—
Goodwill	—	21,078	—	13,365	—	22,794	—	31,100

		36,157		21,785		44,124		51,730
Net tangible assets (liabilities)		(3,758)		(3,441)		3,078		(4,942)

Total purchase price		$32,399		$18,344		$47,202		$46,788

The initial preliminary purchase price allocations were adjusted by $0.2, $1.1, and $0.4 million during 2014, 2013, and 2012, respectively.

We have increased goodwill and accrued and other liabilities by $1.2 million in the aggregate at December 31, 2012 to reflect opening balance sheet adjustments in 2013 related to our acquisitions of Cretaprint, OPS, and Technique. In accordance with ASC 805, we revised previously issued post-acquisition financial information to reflect adjustments to the preliminary accounting for these business acquisitions as if the adjustments occurred on the acquisition date.

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

The results of operations of our business acquisitions have been included in our consolidated results of operations from their respective acquisition dates. Pro forma results of operations have not been presented because the business acquisitions, individually and collectively, were not material to our consolidated results of operations. Goodwill, which represents the excess of the purchase price over the net tangible and intangible assets acquired, that was generated by our acquisitions is not deductible for tax purposes.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Note 4: Balance Sheet Components

Inventories

Inventories, net of allowances, as of December 31, 2014 and 2013 are as follows (in thousands):

	2014	2013
Raw materials	$33,903	$35,470
Work in process	2,308	3,434
Finished goods	35,921	29,441

	$72,132	$68,345

Property and Equipment, Net

Property and equipment, net, as of December 31, 2014 and 2013 are as follows (in thousands):

	2014	2013
Land, buildings, and improvements (including build-to-suit lease)	$71,522	$72,601
Equipment and purchased software	54,766	50,280
Furniture and leasehold improvements	14,425	12,808

	140,713	135,689
Less accumulated depreciation and amortization	(54,516)	(50,860)

	$86,197	$84,829

We entered into a 15-year lease agreement on September 1, 2013 pursuant to which we leased approximately 59,000 square feet in Fremont, California. The leased facility was a cold shell requiring additional build-out and tenant improvements. As explained in Note 8—Commitments and Contingencies of the Notes to Consolidated Financial Statements, we are deemed to be the accounting owner of the facility. The capitalized cost under the build-to-suit lease was $10.9 and $11.1 million based on the estimated replacement cost of the unfinished space, including capitalized interest, which has been reduced by accumulated depreciation.

Accrued and Other Liabilities

Accrued and other liabilities as of December 31, 2014 and 2013 are as follows (in thousands):

	2014	2013
Accrued compensation and benefits	$28,632	$32,375
Warranty provision	9,682	11,047
Accrued royalty payments	5,017	3,915
Contingent liabilities—current	8,254	14,803
Other accrued liabilities	11,598	16,375

	$63,183	$78,515

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Accumulated Other Comprehensive Income (Loss) (“OCI”)

OCI classified within stockholders’ equity in our Consolidated Balance Sheets as of December 31, 2014 and 2013 are as follows (in thousands):

	2014	2013
Net unrealized investment gains (losses)	$(141)	$227
Currency translation losses	(7,177)	(1,601)
Net unrealized losses on cash flow hedges	(39)	(14)

	$(7,357)	$(1,388)

Amounts reclassified out of OCI were less than $0.1million, net of tax, for the years ended December 31, 2014 and 2013 and $0.1 million, net of tax, for the year ended December 31, 2012, and consisted of unrealized gains from investments in debt securities and are reported within interest income and other income (expense), net, in our Consolidated Statements of Operations.

Note 5: Goodwill and Long-Lived Intangible Assets

Purchased Intangible Assets

Our purchased identified intangible assets resulting from acquisitions that closed during the years ended December 31, 2014 and 2013 are as follows (in thousands, except for weighted average useful life):

		December 31, 2014				December 31, 2013
	Weighted average useful life (years)	Gross carrying amount	Accumulated amortization	Weighted remaining average useful life (years)	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Goodwill	—	$245,443	$—	—	$245,443	$233,203	$—	$233,203

Customer relationships and other	5.5	$54,205	$(21,979)	2.9	$32,226	$109,906	$(77,922)	$31,984
Existing technology	3.9	114,951	(110,189)	2.2	4,762	132,192	(122,857)	9,335
Trademarks and trade names	13.4	50,375	(25,181)	8.6	25,194	58,867	(31,614)	27,253
IPR&D	—	389	—	—	389	150	—	150

Amortizable intangible assets	6.5	$219,920	$(157,349)	5.1	$62,571	$301,115	$(232,393)	$68,722

Acquired customer relationships and other; existing technology; trademarks and trade names; are amortized over their estimated useful lives of three to eighteen years using the straight-line method, which approximates the pattern in which the economic benefits of the identified intangible assets are realized. Aggregate amortization expense was $20.7, $19.4, and $18.6 million for the years ended December 31, 2014, 2013, and 2012, respectively. IPR&D is subject to amortization after product completion over the product life or otherwise subject to impairment in accordance with acquisition accounting guidance.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2014, future estimated amortization expense for each of the next five years and thereafter related to the amortization of identified intangible assets is as follows (in thousands):

For the years ended December 31,	Future amortization expense
2015	$18,162
2016	14,598
2017	11,123
2018	6,715
2019	3,708
Thereafter	8,265

$62,571

Goodwill Rollforward

The goodwill rollforward for the years ended December 31, 2014 and 2013 as required by ASC 805 is as follows (in thousands):

	Industrial Inkjet	Productivity Software	Fiery	Total
Ending Balance, December 31, 2012	$60,745	$94,185	$64,526	$219,456

Additions (PrintLeader, GamSys, Metrix, and Lector acquisitions)	$—	$13,365	$—	$13,365
Opening balance sheet adjustments	—	(52)	—	(52)
Foreign currency adjustments	959	(801)	276	434

Ending Balance, December 31, 2013	$61,704	$106,697	$64,802	$233,203

Additions (SmartLinc, Rhapso, DirectSmile, and DIMS acquisitions)	$—	$21,078	$—	$21,078
Opening balance sheet adjustments	—	128	—	128
Foreign currency adjustments	(2,580)	(6,417)	31	(8,966)

Ending Balance, December 31, 2014	$59,124	$121,486	$64,833	$245,443

Accumulated Impairment as of December 31, 2014, recognized in 2008	$(103,991)	$—	$—	(103,991)

We have increased goodwill and accrued and other liabilities by $1.2 million in the aggregate at December 31, 2012 to reflect opening balance sheet adjustments in 2013 related to our acquisitions of Cretaprint, OPS, and Technique. In accordance with ASC 805, we revised previously issued post-acquisition financial information to reflect adjustments to the preliminary accounting for these business acquisitions as if the adjustments occurred on the acquisition date.

Goodwill Assessment

ASU 2011-08, Intangibles—Goodwill and Other (ASC 350): Testing Goodwill for Impairment, provides that a simplified analysis of goodwill impairment may be performed consisting of a qualitative assessment to determine whether further impairment testing is necessary. Due to the significant additions to goodwill resulting from the business combinations completed during 2014 and 2013 and because our reporting units are susceptible to fair value fluctuations, we determined that the quantitative analysis should be performed.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Our goodwill valuation analysis is based on our respective reporting units (Industrial Inkjet, Productivity Software, and Fiery), which are consistent with our operating segments identified in Note 15—Segment Information, Geographic Regions, and Major Customers of the Notes to Consolidated Financial Statements. We determined the fair value of our reporting units as of December 31, 2014 by equally weighting the market and income approaches. Under the market approach, we estimated fair value based on market multiples of revenue or earnings of comparable companies. Under the income approach, we estimated fair value based on a projected cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Based on our valuation results, we have determined that the fair values of our Industrial Inkjet, Productivity Software, and Fiery reporting units exceed their carrying values by $713, $407, and $412 million, respectively, or 387%, 277%, and 463%, respectively.

To identify suitable comparable companies under the market approach, consideration was given to the financial condition and operating performance of the reporting unit being evaluated relative to companies operating in the same or similar businesses, potentially subject to corresponding economic, environmental, and political factors and considered to be reasonable investment alternatives. Consideration was given to the investment characteristics of the subject companies relative to those of similar publicly traded companies (i.e., guideline companies), which are actively traded. In applying the Public Company Market Multiple Method, valuation multiples were derived from historical and projected operating data of guideline companies and applied to the appropriate operating data of our reporting units to arrive at an indication of fair value. Three, five, and four suitable guideline companies were identified for the Industrial Inkjet, Productivity Software, and Fiery reporting units, respectively.

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

Solely for purposes of establishing inputs for the income approach to assess the fair value of the Industrial Inkjet, Productivity Software, and Fiery reporting units, we made the following assumptions:

•

Industrial Inkjet revenue growth of 7% in 2014 was less than historical normalized growth rates for the Industrial Inkjet operating segment due to the impact of the slowdown of the global construction market on this reporting unit.

•	Productivity Software revenue growth of 10% in 2014 exceeded historical normalized growth rates due to eleven acquisitions completed during the years ended December 31, 2014, 2013, and 2012.

•

Fiery revenue growth of 10% and 11% in 2014 and 2013, respectively, significantly exceeded historical normalized growth rates in the Fiery operating segment. This significant increase followed a decrease of 15% in 2012, due to the delayed launch of products that utilize our Fiery DFEs by the leading printer manufacturers, which indicates that the growth rate should be normalized in the forecast horizon.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

•	Despite the ongoing economic uncertainty, our reporting units’ revenue is assumed to grow at historical normalized rates between 2015 and 2019 for the following primary reasons:

¡

Our Industrial Inkjet revenue is positioned to outpace the slow economy and achieve historical normalized growth rates due to the ongoing transition from solvent-based to UV curable-based printing and from UV curing to UV/LED curing. This transition is expected to continue through the forecast horizon and will continue to mitigate the decreased revenue in our ceramic tile decoration digital inkjet business caused by the slowdown in the global construction industry.

¡

Our acquisition strategy in the Productivity Software reporting unit will enable us to achieve historical normalized revenue growth rates through the forecast horizon. Our intention is to continue to explore additional acquisition opportunities in this operating segment to further consolidate the business process automation and cloud-based order entry and order management software industries in the Americas and world-wide.

¡	Long-term industry growth after 2020.

¡

Gross profit percentages will approximate historical average levels in the Productivity Software and Fiery reporting units. Industrial Inkjet gross profit will remain at the 40 percent level, which is the approximate level achieved in 2014 and 2013.

Our discounted cash flow projections are five-year financial forecasts, which were based on annual financial forecasts developed internally by management for use in managing our business and through discussions with the valuation firm engaged by us. The significant assumptions utilized in these conservative five-year financial forecasts included consolidated annual revenue growth rates ranging from 6% to 8%, which equates to a consolidated compound annual growth rate of 7%. These are our historical normalized growth rates. Future cash flows were discounted to present value using a mid-year convention and a consolidated discount rate of 10%. Terminal values were calculated using the Gordon growth methodology with a consolidated long-term growth rate of 4.0%, except for Fiery at 2.5%.The sum of the fair values of the Industrial Inkjet, Productivity Software, and Fiery reporting units was reconciled to our current market capitalization (based on our stock price) plus an estimated control premium. Percentages of revenue over the five-year forecast horizon were compared to approximate percentages realized by the guideline companies. To assess the reasonableness of the estimated control premium of 10.7%, we examined the most similar transactions in relevant industries and determined the average premium indicated by the transactions deemed to be most similar to a hypothetical transaction involving our reporting units. We examined the weighted average and median control premiums offered in relevant industries, industry specific control premiums, and specific transaction control premiums to conclude that our estimated control premium is reasonable.

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

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Given the uncertainty of the economic environment and the potential impact on our business, there can be no assurance that our estimates and assumptions regarding the duration of the ongoing economic downturn, or the period or strength of recovery, made for purposes of our goodwill impairment testing at December 31, 2014 will prove to be accurate predictions of the future. If our assumptions regarding forecasted revenue or gross profit rates are not achieved, we may be required to record additional goodwill impairment charges in future periods relating to any of our reporting units, whether in connection with the next annual impairment testing in the fourth quarter of 2015 or prior to that, if any such change constitutes an interim triggering event. It is not possible to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

Long-Lived Assets

We evaluate potential impairment with respect to long-lived assets whenever events or changes in circumstances indicate their carrying amount may not be recoverable. No asset impairment charges were recognized during the years ended December 31, 2014, 2013, or 2012.

Note 6: Investments and Fair Value Measurements

We invest our excess cash on deposit with major banks in money market, U.S. Treasury and government-sponsored entity, corporate debt, municipal, asset-backed, and mortgage-backed residential securities. By policy, we invest primarily in high-grade marketable securities. We are exposed to credit risk in the event of default by the financial institutions or issuers of these investments to the extent of amounts recorded in our Consolidated Balance Sheets.

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

Our available-for-sale short-term investments as of December 31, 2014 and 2013 are as follows (in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
December 31, 2014
U.S. Government and sponsored entities	$75,993	$34	$(112)	$75,915
Corporate debt securities	218,493	74	(433)	218,134
Municipal securities	2,375	1	—	2,376
Asset-backed securities	19,061	270	(65)	19,266
Mortgage-backed securities—residential	2,898	13	(3)	2,908

Total short-term investments	$318,820	$392	$(613)	$318,599

December 31, 2013
U.S. Government and sponsored entities	$28,880	$36	$(7)	$28,909
Corporate debt securities	114,333	273	(42)	114,564
Municipal securities	15,319	7	(2)	15,324
Asset-backed securities	14,148	97	(9)	14,236
Mortgage-backed securities—residential	4,906	28	(10)	4,924

Total short-term investments	$177,586	$441	$(70)	$177,957

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

The fair value and duration that investments, including cash equivalents, have been in a gross unrealized loss position as of December 31, 2014 and 2013 are as follows (in thousands):

	Less than 12 Months		More than 12 Months		TOTAL
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2014
U.S. Government and sponsored entities	$120,433	$(112)	$—	$—	$120,433	$(112)
Corporate debt securities	147,141	(433)	—	—	147,141	(433)
Asset-backed securities	14,261	(65)	120	(1)	14,381	(66)
Mortgage-backed securities—residential	640	(2)	—	—	640	(2)

Total	$282,475	$(612)	$120	$(1)	$282,595	$(613)

December 31, 2013
U.S. Government and sponsored entities	$16,294	$(7)	$—	$—	$16,294	$(7)
Corporate debt securities	29,125	(42)	—	—	29,125	(42)
Municipal securities	6,243	(2)	—	—	6,243	(2)
Asset-backed securities	6,705	(9)	—	—	6,705	(9)
Mortgage-backed securities—residential	1,659	(8)	188	(2)	1,847	(10)

Total	$60,026	$(68)	$188	$(2)	$60,214	$(70)

For fixed income securities that have unrealized losses as of December 31, 2014, we have determined that we do not have the intent to sell any of these investments and it is not more likely than not that we will be required to sell any of these investments before recovery of the entire amortized cost basis. We have evaluated these fixed income securities and determined that no credit losses exist. Accordingly, management has determined that the unrealized losses on our fixed income securities as of December 31, 2014 were temporary in nature.

Amortized cost and estimated fair value of investments at December 31, 2014 is summarized by maturity date as follows (in thousands):

	Amortized cost	Fair value
Mature in less than one year	$160,880	$161,059
Mature in one to three years	157,940	157,540

Total short-term investments	$318,820	$318,599

For the year ended December 31, 2014, net realized gains of less than $0.1 million were recognized. For the year ended December 31, 2013, net realized losses of $0.1 million were recognized, which were comprised of $0.1 million in realized gains from sale of investments, partially offset by $0.2 million in realized losses. For the year ended December 31, 2012, net realized losses of $0.1 million were recognized, which were comprised of $0.2 million in realized gains from sale of investments, partially offset by $0.3 million in realized losses. As of December 31, 2014 and 2013, net unrealized losses of $0.2 million and net unrealized gains of $0.4 million, respectively, were included in OCI in the accompanying Consolidated Balance Sheets.

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

We obtain the fair value of our Level 2 financial instruments from several third party asset managers, custodian banks, and the accounting service providers. Independently, these service providers use professional pricing services to gather pricing data, which may include quoted market prices for identical or comparable instruments or inputs other than quoted prices that are observable either directly or indirectly. As part of this process, we engaged a pricing service to assist management in its pricing analysis and assessment of other-than-temporary impairment. All estimates, key assumptions, and forecasts were either provided by or reviewed by us. While we chose to utilize a third party pricing service, the impairment analysis and related valuations represent conclusions of management and not conclusions or statements of any third party.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Our investments and liabilities measured at fair value have been presented in accordance with the fair value hierarchy specified in ASC 820 as of December 31, 2014 and 2013 in order of liquidity as follows (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
December 31, 2014
Assets:
Money market funds	$25,841	$25,841	$—	$—
U.S. Government and sponsored entities	139,206	63,291	75,915	—
Corporate debt securities	233,758	—	233,758	—
Municipal securities	2,376	—	2,376	—
Asset-backed securities	19,266	—	19,012	254
Mortgage-backed securities—residential	2,908	—	2,908	—

	$423,355	$89,132	$333,969	$254

Liabilities:
Contingent consideration, current and noncurrent	$12,277	$—	$—	$12,277
Self-insurance	1,369	—	—	1,369

	$13,646	$—	$—	$13,646

December 31, 2013
Assets:
Money market funds	$52,595	$52,595	$—	$—
U.S. Government and sponsored entities	28,909	12,712	16,197	—
Corporate debt securities	117,195	—	117,195	—
Municipal securities	17,377	—	17,377	—
Asset-backed securities	14,236	—	14,135	101
Mortgage-backed securities—residential	4,923	—	4,923	—

	$235,235	$65,307	$169,827	$101

Liabilities:
Contingent consideration, current and noncurrent	$21,052	$—	$—	$21,052
Self-insurance	2,554	—	—	2,554

	$23,606	$—	$—	$23,606

Money market funds consist of $25.8 and $52.6 million, which have been classified as cash equivalents as of December 31, 2014 and 2013, respectively. U.S. government and sponsored entities securities include $63.3 million, which have been classified as cash equivalents at December 31, 2014. Municipal securities include $2.1 million, which have been classified as cash equivalents at December 31, 2013. Corporate debt securities include $15.6 and $2.6 million, which have been classified as cash equivalents at December 31, 2014 and 2013, respectively.

Investments are generally classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices or alternative pricing sources with reasonable levels of price transparency. Investments in U.S. Treasury obligations and overnight money market mutual funds have been classified as

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Level 1 because these securities are valued based on quoted prices in active markets or are actively traded at $1.00 Net Asset Value. There have been no transfers between Level 1 and 2 during the years ended December 31, 2014 and 2013.

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

In determining whether a credit loss existed, we used our best estimate of the present value of cash flows expected to be collected from each debt security. For asset-backed and mortgage-backed securities, cash flow estimates, including prepayment assumptions, we rely on data from widely accepted third party data sources or internal estimates. In addition to prepayment assumptions, cash flow estimates vary based on assumptions regarding the underlying collateral including default rates, recoveries, and changes in value. Expected cash flows were discounted using the effective interest rate implicit in the securities. Based on this analysis, there were no other-than-temporary impairments, including credit-related impairments, during the years ended December 31, 2014, 2013, and 2012.

Liabilities for Contingent Consideration

Acquisition-related liabilities for contingent consideration (i.e., earnouts) are related to the purchase business combinations of DIMS, DirectSmile, and SmartLinc in 2014, Metrix, GamSys, and PrintLeader in 2013; Technique, OPS, Metrics, FX Colors, and Cretaprint in 2012; Alphagraph, Entrac, and Streamline in 2011; and Radius in 2010.

The fair value of these earnouts is estimated to be $12.3 and $21.1 million as of December 31, 2014 and 2013, respectively, by applying the income approach in accordance with ASC 805-30-25-5. Key assumptions include discount rates between 4.2% and 6.4%, achievement of acquisition-related executive retention cost, and probability-adjusted revenue and gross profit levels. Probability-adjusted revenue and gross profit are significant inputs that are not observable in the market, which ASC 820-10-35 refers to as Level 3 inputs. Acquisition-related executive retention expense of $0.9 million was recognized during each of the years ended December 31, 2013 and 2012, respectively, coinciding with the continuing employment of a former shareholder of an acquired company, thereby increasing the liability for contingent consideration accordingly. These contingent liabilities have been reflected in the Consolidated Balance Sheet as of December 31, 2014 as current and noncurrent liabilities of $8.3 and $4.0 million, respectively.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

The OPS, Technique, and DIMS earnout performance probability percentages were reduced or not achieved in 2014, partially offset by increased performance achievement with respect to the Metrics earnout performance target in 2014. The Entrac, Cretaprint, Streamline, OPS, and Alphagraph earnout performance probability percentages were reduced or not achieved in 2013, partially offset by an increase in the performance probability percentage with respect to the Metrics earnout performance target in 2013. Consequently, the decrease in the fair value of contingent consideration was $4.5 and $7.1 million, partially offset by $0.7 and $1.4 million of earnout interest accretion related to all acquisitions, during the years ended December 31, 2014 and 2013, respectively. In accordance with ASC 805-30-35-1, changes in the fair value of contingent consideration subsequent to the acquisition date have been recognized in general and administrative expense.

Earnout payments during the year ended December 31, 2014 of $6.2, $4.5, $2.0, and $1.2 million are related to the previously accrued Cretaprint, Metrics, Technique, and GamSys contingent consideration liabilities, respectively. Earnout payments during the year ended December 31, 2013 of $8.9, $4.5, $1.9, $0.7, and $0.6 million are related to previously accrued Cretaprint, Metrics, Radius, Alphagraph, and Streamline contingent consideration liabilities, respectively.

Changes in the contingent liability for contingent consideration during the years ended December 31, 2014 and 2013 are summarized as follows:

Fair value of contingent consideration at December 31, 2012	$38,050
Fair value of PrintLeader contingent consideration at May 8, 2013	389
Fair value of GamSys contingent consideration at May 31, 2013	2,640
Fair value of Metrix contingent consideration at October 16, 2013	1,123
Deferred compensation expense dependent on future employment	940
Changes in valuation	(5,779)
Payments	(16,683)
Foreign currency adjustment	372

Fair value of contingent consideration at December 31, 2013	$21,052
Fair value of SmartLinc contingent consideration at January 16, 2014	1,546
Fair value of DirectSmile contingent consideration at July 18, 2014	4,162
Fair value of DIMS contingent consideration at September 15, 2014	4,456
Changes in valuation	(3,813)
Payments	(14,047)
Foreign currency adjustment	(1,079)

Fair value of contingent consideration at December 31, 2014	$12,277

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

We assessed the probability of achieving the revenue performance targets for the contingent consideration associated with each acquisition at percentage levels between 60% and 100% as of each respective acquisition date based on an assessment of the historical performance of each acquired entity, our current expectations of future performance, and other relevant factors. A change in probability-adjusted revenue of five percentage points from the level assumed in the current valuations would result in an increase in the fair value of contingent consideration of $1.0 million or a decrease of $0.4 million resulting in a corresponding adjustment to general and administrative expense. Likewise, a change in the discount rate of one percentage point results in an increase in the fair value of contingent consideration of $0.2 million or a decrease of $0.4 million.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Liability for Self-Insurance

We are partially self-insured for certain losses related to employee medical and dental coverage, excluding employees covered by health maintenance organizations. We generally have an individual stop loss deductible of $125 thousand per enrollee unless specific exposures are separately insured. We have accrued a contingent liability of $1.4 and $2.6 million as of December 31, 2014 and 2013, respectively, which are not discounted, based upon examination of historical trends, historical actuarial analysis, our claims experience, and other various estimates. The primary estimates used in the development of our accrual as of December 31, 2014 and 2013, include total plan enrollment (including employee contributions), population demographics, and historical claims costs incurred, which are significant inputs that are not observable in the market, which ASC 820-10-35 refers to as Level 3 inputs.

Changes in the contingent liability for self-insurance during the years ended December 31, 2014 and 2013 are summarized as follows:

Fair value of self-insurance liability at December 31, 2012	$1,375
Additions to reserve	11,590
Employee contributions	2,333
Less: insurance claims and administrative fees paid	(12,744)

Fair value of self-insurance liability at December 31, 2013	$2,554
Additions to reserve	12,146
Employee contributions	2,291
Less: insurance claims and administrative fees paid	(15,622)

Fair value of self-insurance liability at December 31, 2014	$1,369

ASC 820-10-50-2 requires a narrative description of the sensitivity of recurring fair value measurements to changes in unobservable inputs if a change in those inputs might result in a significantly higher or lower fair value measurement. Changes in unobservable inputs to the fair value measurement of the self-insurance liability will not materially impact the fair value estimate.

Fair Value of Derivative Instruments

We utilize the income approach to measure the fair value of our derivative assets and liabilities under ASC 820. The income approach uses pricing models that rely on market observable inputs such as yield curves, currency exchange rates, and forward prices, and are therefore classified as Level 2 measurements. The notional amount of our derivative assets and liabilities was $89.5 and $27.2 million as of December 31, 2014 and 2013, respectively. The fair value of our derivative assets and liabilities that were designated for cash flow hedge accounting treatment having notional amounts of $2.9 and $2.5 million as of December 31, 2014 and 2013, respectively, was not material.

Fair Value of Convertible Senior Notes

In September 2014, we issued $345 million aggregate principal amount of 0.75% Convertible Senior Notes due 2019 (“Notes”). The Notes are carried at their original issuance value, net of unamortized debt discount, and are not marked to market each period. The approximate fair value of the Notes as of December 31, 2014 was approximately $350 million and was considered a Level 2 fair value measurement. Fair value was estimated based upon actual quotations obtained at the end of the reporting period or the most recent date available. A substantial portion of the market value of our Notes in excess of the outstanding principal amount relates to the conversion premium.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Note 7: Convertible Senior Notes, Note Hedges, and Warrants

0.75% Convertible Senior Notes Due 2019

In September 2014, we completed a private placement of $345 million principal amount of 0.75% Convertible Senior Notes due 2019 (“Notes”). The Notes were sold to the initial purchasers for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The net proceeds from this offering were approximately $336.4 million, after deducting the initial purchasers’ commissions and the offering expenses payable by us. We used approximately $29.4 million of the net proceeds to pay the cost of the Note Hedges described below (after such cost was partially offset by the proceeds from the Warrant transactions also described below).

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

The initial conversion rate is 18.9667 shares of common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $52.72 per share of common stock. Upon conversion of the Notes, holders will receive cash, shares of common stock or a combination thereof, at our election. Our intent is to settle the principal amount of the Notes in cash upon conversion. If the conversion value exceeds the principal amount, we would deliver shares of our common stock for our conversion obligation in excess of the aggregate principal amount. As of December 31, 2014, none of the conditions allowing holders of the Notes to convert had been met.

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

•	upon the occurrence of specified corporate events; or

•	at any time on or after March 1, 2019 until the close of business on the second scheduled trading day immediately preceding the maturity date.

We separated the Notes into liability and equity components in order to record the issuance of the Notes. The carrying amount of the liability component was calculated by measuring the estimated fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

the face value of the Notes as a whole. The excess of the principal amount of the liability component over its carrying amount (“debt discount”) is amortized to interest expense over the term of the Notes using the effective interest method with an effective interest rate of 4.98% per annum (5.46% inclusive of debt issuance costs). The equity component is not remeasured as long as it continues to meet the conditions for equity classification.

We allocated the total transaction costs incurred by the Note issuance to the liability and equity components based on their relative values. Issuance costs of $7.0 million attributable to the $281.4 million liability component are being amortized to expense over the term of the Notes, and issuance costs of $1.6 million attributable to the $63.6 million equity component were offset against the equity component in stockholders’ equity. Additionally, we recorded a deferred tax liability of $23.7 million on the debt discount, which is not deductible for tax purposes.

The Notes consist of the following at December 31, 2014 (in thousands):

Liability component	$345,000
Less: debt discount, net of amortization	60,182

Net carrying amount	$284,818

Equity component	$63,643
Less: debt issuance costs allocated to equity	(1,582)

Net carrying amount	$62,061

Interest expense recognized related to the Notes during the year ended December 31, 2014 was as follows (in thousands):

0.75% coupon	$798
Amortization of debt issuance costs	419
Amortization of debt discount	3,461

$4,678

Note Hedges

We entered into convertible note hedge transactions with respect to our common stock (“Note Hedges”). In September 2014, we paid an aggregate amount of $63.9 million for the Note Hedges. The Note Hedges will expire upon maturity of the Notes. The Note Hedges are intended to offset the potential dilution upon conversion of the Notes and/or offset any cash payments we are required to make in excess of the principal amount upon conversion of the Notes in the event that the market value per share of our common stock, as measured under the terms of the Note Hedges, is greater than the strike price of the Note Hedges. The strike price of the Note Hedges initially correspond to the conversion price of the Notes and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion price of the Notes. The Note Hedges are separate transactions and are not part of the Notes. Holders of the Notes will not have any rights with respect to the Note Hedges.

Warrants

Concurrently with entering into the Note Hedges, we separately entered into warrant transactions (“Warrants”), whereby we sold warrants to acquire shares of our common stock at a strike price of $68.86 per share. We received aggregate proceeds of $34.5 million from the sale of the Warrants. If the average market value per share

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Income tax reporting on the Note Hedges

We have elected to integrate the Notes with the Note Hedges to create a synthetic debt instrument, which results in an original issue discount (“OID”) debt instrument for income tax reporting purposes; therefore, the cost of the Note Hedges will be accounted for as interest expense over the term of the Notes for income tax reporting purposes. The associated income tax benefit of $23.8 million established upon issuance of the Notes will be realized over the term of the Notes and was recorded as an increase to both noncurrent deferred tax assets and additional paid-in-capital. Over the term of the Notes, the additional interest expense deducted for income tax purposes will reduce noncurrent deferred tax assets. During the year ended December 31, 2014, tax benefits of $1.4 million associated with the additional interest deductions was accounted for as a reduction to non-current deferred tax assets.

Note 8: Commitments and Contingencies

Contingent Consideration

We are required to make payments to acquired company stockholders based on the achievement of specified performance targets. The fair value of these earnouts is estimated to be $12.3 and $21.1 million as of December 31, 2014 and 2013, respectively, by applying the income approach in accordance with ASC 805-30-25-5. These contingent liabilities have been reflected in the Consolidated Balance Sheet as of December 31, 2014 as current and noncurrent liabilities of $8.3 and $4.0 million, respectively. The potential undiscounted amount of future contingent consideration cash payments that we could be required to make related to our business acquisitions, beyond amounts currently accrued, is $6.9 million as of December 31, 2014.

Liability for Self-Insurance

We are partially self-insured for certain losses related to employee medical and dental coverage, excluding employees covered by health maintenance organizations. We generally have an individual stop loss deductible of $125 thousand per enrollee unless specific exposures are separately insured. We have accrued a contingent liability of $1.4 and $2.6 million as of December 31, 2014 and 2013, respectively, which are not discounted, based upon examination of historical trends, historical actuarial analysis, our claims experience, and other various estimates. The primary estimates used in the development of our accrual as of December 31, 2014 and 2013, include total plan enrollment (including employee contributions), population demographics, and historical claims costs incurred.

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

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Lease Commitments

As of December 31, 2014, we have leased certain of our current facilities under noncancellable operating lease agreements. We are required to pay property taxes, insurance, and nominal maintenance costs for certain of these facilities and any increases over the base year of these expenses on the remainder of our facilities.

Future minimum lease payments under non-cancellable operating leases, including our build-to-suit lease, and future minimum sublease receipts, for each of the next five years and thereafter as of December 31, 2014 are as follows (in thousands):

	Future Minimum	Future Minimum
Fiscal Year	Lease Payments	Sublease Receipts
2015	$5,317	$187
2016	4,141	187
2017	4,470	106
2018	3,775	40
2019	3,279	20
Thereafter	15,489	—

Total	$36,471	$540

Rent expense was approximately $6.1, $6.1, and $7.1 million for the years ended December 31, 2014, 2013, and 2012, respectively. Sublease rental income was approximately $3.1 and $1.7 million for the years ended December 31, 2013 and 2012, respectively. Sublease income results primarily from the imputed sublease of the portion of the building occupied by the purchaser before we vacated the facility in September 2013.

We entered into a 15-year lease agreement pursuant to which we leased approximately 59,000 square feet of a building located in Fremont, California. The lease commenced on September 1, 2013. Minimum lease payments are $18.5 million, net of full abatement of rent for the first three years of the lease term. During the initial lease term, we also have certain rights of first refusal to (i) lease the remaining portion of the facility and/or (ii) purchase the facility. This location contains the engineering, marketing, and administrative operations for our Fiery operating segment. We relocated our former corporate headquarters to the adjacent building, which we purchased during the fourth quarter of 2013.

The leased facility was a cold shell requiring additional build-out and tenant improvements. The landlord paid the costs of the build-out up to $4.5 million, including all structural improvements, and we paid the costs of tenant improvements beyond that amount. We paid $5.3 million of tenant improvements, including furniture and equipment and capitalized interest. The landlord is responsible for any costs related to force majeure events that result in any damage to the facility. We were responsible for cost over-runs, if any, related to force majeure events including strikes, war, and material availability. Since we are responsible for cost overruns related to certain force majeure events, we are in substance offering an indemnification for events outside of our control. As such, we are deemed to be the accounting owner of the facility. As of December 31, 2014, we have capitalized $10.9 million in property and equipment based on the estimated replacement cost of the unfinished space, including capitalized interest, reduced by accumulated depreciation.

Monthly lease payments are allocated between the land element of the lease, which is accounted for as an operating lease upon lease execution, and the imputed financing obligation. The imputed financing obligation is being amortized upon lease commencement in accordance with the effective interest method using the interest rate determined in accordance with the requirements of sale leaseback accounting. The imputed interest cost incurred during the construction period was capitalized as a component of the construction cost upon lease

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

commencement. As of December 31, 2014, the imputed financing obligation in connection with the facility was $12.5 million, including accrued interest, which was classified as a long-term imputed financing obligation in our Consolidated Balance Sheet. If the requirements of sale leaseback accounting are satisfied, or at the end of the initial lease term, we will reverse the net book value of the building and the corresponding imputed financing obligation.

Guarantees and Product Warranties

We are required to disclose guarantees upon issuance and recognize a liability for the fair value of obligations we assume under such guarantees. ASC 460, Guarantees, applies to both general guarantees and product warranties.

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

The changes in product warranty reserve for the years ended December 31, 2014 and 2013 were as follows (in thousands):

	2014	2013
Balance at January 1,	$11,047	$10,158
Provisions, net of releases	9,874	11,267
Settlements	(11,239)	(10,378)

Balance at December 31,	$9,682	$11,047

In the normal course of business and in an effort to facilitate the sales of our products, we sometimes indemnify other parties, including customers, lessors, and parties to other transactions with us. When we indemnify these parties, typically those provisions protect other parties against losses arising from our infringement of third party intellectual property rights. Those provisions often contain various limitations including limits on the amount of protection provided. In addition, we have entered into indemnification agreements with our current and former officers and directors. Our amended and restated bylaws also contain similar indemnification obligations for our agents.

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

As of December 31, 2014, we are subject to the various claims, lawsuits, investigations, or proceedings discussed below.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Componex vs. EFI

Componex is a manufacturer of rolls used in machines handling continuous sheets of product and is a supplier for certain products in our VUTEk product line. On May 30, 2013, Componex filed an action in the United States District Court for the Western District of Wisconsin alleging that rolls supplied to EFI by other vendors infringe two patents held by Componex. We moved for summary judgment that, among other things, Componex’s patents are not valid and that, even if they are, the rolls supplied and used in our products do not infringe the patents. Componex also moved for summary judgment of infringement. On November 12, 2014, the district court granted summary judgment that one of the two patents at issue is invalid, that there is no evidence of infringement of the other patent at issue, and entered judgment in favor of EFI. On December 4, 2014, Componex filed its notice of appeal to the United States Court of Appeals for the Federal Circuit. The appeal is currently pending.

Although we do not believe that Componex’s patents or infringement claims based on the patent are valid and we do not believe it is probable that we will incur a material loss in this matter, it is reasonably possible that our financial statements could be materially affected if we do not prevail on appeal and the district court subsequently were to reach a different conclusion than in its final judgment. We estimate the range of potential loss to be between one dollar and $1.5 million.

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

In addition to its own defenses, EFI has contractual obligations to indemnify certain of its customers to varying degrees subject to various circumstances, including Konica Minolta, Xerox, and others. We do not believe that our products infringe any valid claim of Digitech’s patent. We filed our response to the action, denying infringement and arguing that the patent at issue is not valid. We also moved to strike Digitech’s infringement contentions as lacking a proper basis. In July 2013, the District Court granted summary judgment that the patent at issue is invalid. In August 2013, the District Court entered judgment in favor of EFI and the other defendants. In August 2013, Digitech filed its notice of appeal to the United States Court of Appeals for the Federal Circuit (“Court of Appeals”). On July 11, 2014, the Court of Appeals affirmed the District Court’s judgment in its entirety. The Court of Appeals’ decision is final; consequently, we do not have any material liability in this matter.

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

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Other Matters

As of December 31, 2014, we were subject to various other claims, lawsuits, investigations, and proceedings in addition to those discussed above. There is at least a reasonable possibility that additional losses may be incurred in excess of the amounts that we have accrued. However, we believe that these claims are not material to our financial statements or the range of reasonably possible losses is not reasonably estimable. Litigation is inherently unpredictable, and while we believe that we have valid defenses with respect to legal matters pending against us, our financial statements could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies or because of the diversion of management’s attention and the incurrence of significant expenses.

Note 9: Common Stock Repurchase Programs

On August 31, 2012, the board of directors approved the repurchase of $100 million of outstanding common stock. Under this publicly announced plan, we repurchased 0.7 million shares for an aggregate purchase price of $19.3 million during the year ended December 31, 2013.

On November 6, 2013, the board of directors cancelled $58 million remaining for repurchase under the 2012 authorization and approved a new authorization to repurchase $200 million of outstanding common stock. This authorization expires in November 2016. Under this publicly announced plan, we repurchased 1.8 and 0.1 million shares for an aggregate purchase price of $76.8 and $2.5 million during the years ended December 31, 2014 and

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

2013, respectively. These repurchases included the use of a portion of the net proceeds from the Notes offering to repurchase of 0.2 million shares for an aggregate purchase price of $10.0 million as authorized under the stock repurchase program in a privately negotiated transaction concurrently with the closing of the Notes offering effected through one of the initial purchasers as our agent.

Our employees have the option to surrender shares of common stock to satisfy their tax withholding obligations that arise on the vesting of RSUs. In addition, certain employees can surrender shares to satisfy the exercise price of certain stock options and any tax withholding obligations incurred in connection with such exercises or tax obligations incurred in connection with RSUs. Employees surrendered 0.6 and 0.5 million shares for an aggregate purchase price of $24.3 and $13.9 million for the years ended December 31, 2014 and 2013, respectively.

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

Our exposures are related to non-U.S. dollar-denominated revenue in Europe, Japan, the U.K., Latin America, China, Australia, and New Zealand and are primarily related to non-U.S. dollar-denominated operating expenses in Europe, India, Japan, the U.K., China, Brazil, and Australia. We hedge our operating expense cash flow exposure in Indian rupees. We hedge remeasurement exposure associated with Brazilian real, British pound sterling, and Euro-denominated intercompany loans, British pound sterling and Euro-denominated trade receivables, and Indian rupee-denominated net monetary assets. As of December 31, 2014, we had not entered into hedges against any other currency exposures.

By their nature, derivative instruments involve, to varying degrees, elements of market and credit risk. The market risk associated with these instruments resulting from currency exchange movement is expected to offset the market risk of the underlying transactions, assets, and liabilities being hedged (e.g., operating expense

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

exposure in Indian rupees, the collection of British pound sterling and Euro-denominated trade receivables, or the settlement of Brazilian real, British pound sterling, and Euro-denominated intercompany loans). We do not believe there is significant risk of loss from non-performance by the counterparty associated with these instruments because, by policy, we deal with counterparties having a minimum investment grade or better credit rating. Credit risk is managed through the continuous monitoring of exposures to such counterparties.

Cash Flow Hedges

Foreign currency derivative contracts with notional amounts of $2.9 and $2.5 million and net asset/liability amounts that are immaterial have been designated as cash flow hedges of our Indian rupee operating expense exposure at December 31, 2014 and 2013, respectively. The changes in fair value of these contracts are reported as a component of OCI and reclassified to operating expense in the periods of payment of the hedged operating expenses. The amount of ineffectiveness that was recorded in the Consolidated Statements of Operations for these designated cash flow hedges was immaterial. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.

Balance Sheet Hedges

Forward contracts not designated as hedging instruments with notional amounts of $86.6 and $24.7 million are used to hedge foreign currency balance sheet exposures at December 31, 2014 and 2013, respectively. They are not designated for hedge accounting treatment since there is a natural offset for the remeasurement of the underlying foreign currency denominated asset or liability. We recognize changes in the fair value of non-designated derivative instruments in earnings in the period of change. Gains (losses) on foreign currency forward contracts used to hedge balance sheet exposures are recognized in interest income and other income (expense), net, in the same period as the remeasurement gain (loss) of the related foreign currency denominated assets and liabilities. Forward contracts not designated as hedging instruments consist of hedges of Brazilian real, British pound sterling, and Euro-denominated intercompany loans with notional amounts of $63.8 and $24.7 million at December 31, 2014 and 2013, respectively, hedges of British pound sterling and Euro-denominated trade receivables with notional amounts of $20.8 million at December 31, 2014, and a hedge of Indian rupee net monetary assets with a notional amount of $1.9 million at December 31, 2014.

Note 11: Income Taxes

The components of income before income taxes for the years ended December 31, 2014, 2013, and 2012 are as follows (in thousands):

	2014	2013	2012
U.S.	$15,090	$127,232	$5,615
Foreign	26,997	45,906	29,408

Total	$42,087	$173,138	$35,023

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

The provision for (benefit from) income taxes for the years ended December 31, 2014, 2013, and 2012 is summarized as follows (in thousands):

	2014	2013	2012
Current:
U.S. Federal	$5,050	$6,589	$(4,788)
State	1,237	(3,250)	1,841
Foreign	7,922	6,845	7,522

Total current	14,209	10,184	4,575

Deferred:
U.S. Federal	(94)	20,875	(35,487)
State	846	33,532	(9,648)
Foreign	(6,588)	(560)	(7,686)

Total deferred	(5,836)	53,847	(52,821)

Provision for (benefit from) income taxes	$8,373	$64,031	$(48,246)

The reconciliation of the income tax provision (benefit) computed at the federal statutory rate to the actual tax provision (benefit) for the years ended December 31, 2014, 2013, and 2012 is as follows (in thousands):

	2014		2013		2012
Tax provision at federal statutory rate	$14,731	35.0%	$60,598	35.0%	$12,257	35.0%
State income taxes, net of federal benefit	360	0.9	467	0.3	(5,074)	(14.5)
Research and development credits	(2,629)	(6.2)	(6,793)	(3.9)	(629)	(1.8)
Effect of foreign operations	(2,293)	(5.4)	(7,417)	(4.3)	(300)	(0.9)
Non-deductible acquisition & integration costs	382	0.8	58	(0.1)	720	2.0
Increase in value of intangible assets	(3,130)	(7.4)	—	—	(6,494)	(18.5)
Reduction in accrual for estimated potential tax assessments	(2,088)	(5.0)	(4,427)	(2.6)	(11,431)	(32.6)
Capital loss due to liquidation of subsidiary	—	—	—	—	(38,859)	(111.1)
Non-deductible stock-based compensation pursuant to ASC 718-740	2,793	6.6	1,764	1.0	1,528	4.4
Valuation allowance changes affecting provision for income taxes	—	—	20,012	11.6	274	0.8
Provision for (benefit from) reassessment of taxes from filing of prior year tax returns	—	—	(72)	(0.1)	—	—
Other	247	0.6	(159)	(0.1)	(238)	(0.6)

Provision for (benefit from) income taxes	$8,373	19.9%	$64,031	36.8%	$(48,246)	(137.8)%

During the year ended December 31, 2014, we recognized a $3.1 million tax benefit related to the increased valuation of intangible assets for Brazilian tax reporting resulting from the merger of our Brazilian subsidiaries.

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

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

In 2013, we determined that it is more likely than not that our California deferred tax assets will not be realized based on the size of the research and development credits being generated that exceed the utilization of these tax attributes. As a result, we recorded a charge of $19.4 million to establish a valuation allowance against our California deferred tax assets that may not be realized.

The benefit for the reassessment of tax exposure related to the filing of prior year tax returns of $0.1 million for the year ended December 31, 2013, in the table above consists of $1.8 million of tax expense required to correctly state our prior year tax provision, which was partially offset by $1.9 million change in estimate for items recognized in the prior year. The prior year adjustment is required to correctly state our tax provision subsequent to the realignment of the ownership of our intellectual property that is described more fully below. The impact of the prior year adjustment is immaterial to our consolidated financial statements for the years ended December 31, 2013 and 2012.

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

While we currently do not foresee a need to repatriate the earnings of foreign operations, should we require more capital in the U.S. than is generated by our U.S. operations, we may elect to repatriate funds held in our foreign jurisdictions or raise capital in the U.S. through debt or equity issuances. These alternatives could result in higher effective tax rates, the cash payments of taxes and/or increased interest expense. As of December 31, 2014, we have permanently reinvested $97.5 million of unremitted foreign earnings. Should these earnings be remitted to the U.S., the tax on these earnings would be $17.5 million.

The tax effects of temporary differences that give rise to deferred tax assets (liabilities) as of December 31, 2014 and 2013 are as follows (in thousands):

	2014	2013
Reserves and accruals not currently deductible for tax purposes	$13,776	$14,157
Net operating loss carryforwards	10,528	11,264
Tax credit carryforwards	54,321	57,000
Deferred revenue	2,403	2,463
Stock-based compensation	7,778	8,856
Other	2,956	2,494

Gross deferred tax assets	91,762	96,234

Depreciation and Amortization	(22,917)	(17,148)
State Taxes	(1,153)	(1,746)

Gross deferred tax liabilities	(24,070)	(18,894)

Deferred tax valuation allowance	(32,337)	(28,845)

Net deferred tax assets	$35,355	$48,495

We have $24.3 million ($51.1 million for state tax purposes) and $37.0 million ($30.6 million for state tax purposes) of loss and credit carryforwards at December 31, 2014 for U.S. federal tax purposes. A majority of

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

these federal and state losses and credits will expire between 2021 and 2031. A significant portion of these net operating loss and credit carryforwards relate to recent acquisitions. Utilization of these loss and credit carryforwards will be subject to an annual limitation under the IRC. We also have a valuation allowance related to California and Luxembourg deferred tax assets.

As a result of certain realization requirements of ASC 718, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets as of December 31, 2014, that arose directly from tax deductions related to equity compensation greater than compensation recognized for financial reporting. Equity will be increased by $2.3 million if and when such deferred tax assets are ultimately realized. The company uses tax law ordering when determining when excess tax benefits have been realized.

A reconciliation of the change in the gross unrecognized tax benefits from January 1, 2012 to December 31, 2014 is as follows (in millions):

	Federal, State, and Foreign Tax	Accrued Interest and Penalties	Gross Unrecognized Income Tax Benefits
Balance at January 1, 2012	$34.6	$1.0	$35.6
Additions for tax positions of prior years	0.1	0.3	0.4
Additions for tax positions related to 2012	5.0	—	5.0
Settlements	(0.4)	—	(0.4)
Reductions due to lapse of applicable statute of limitations	(10.3)	(0.5)	(10.8)

Balance at December 31, 2012	$29.0	$0.8	$29.8
Additions for tax positions of prior years	2.7	0.3	3.0
Additions for tax positions related to 2013	7.3	—	7.3
Reductions for tax positions of prior years	(1.9)	—	(1.9)
Settlements	(1.1)	(0.1)	(1.2)
Reductions due to lapse of applicable statute of limitations	(3.6)	(0.4)	(4.0)

Balance at December 31, 2013	$32.4	$0.6	$33.0
Additions for tax positions of prior years	0.9	0.4	1.3
Additions for tax positions related to 2014	3.6	—	3.6
Reductions due to lapse of applicable statute of limitations	(2.7)	(0.2)	(2.9)

Balance at December 31, 2014	$34.2	$0.8	$35.0

As of December 31, 2014, 2013, and 2012, gross unrecognized benefits that would affect the effective tax rate if recognized were $32.1, $33.0, and $29.8 million, respectively, offset by deferred tax benefits of $0.7, $1.1, and $2.4 million related to the federal tax effect of state income taxes for the same periods. Over the next twelve months, our existing tax positions will continue to generate increased liabilities for unrecognized tax benefits. It is reasonably possible that our gross unrecognized tax benefits will decrease up to $1.1 million in the next twelve months. These adjustments, if recognized, would positively impact our effective tax rate, and would be recognized as additional tax benefits in our Consolidated Statements of Operations.

In accordance with ASU 2013-11, which became effective in the first quarter of 2014, we recorded $19.5 million of gross unrecognized tax benefits as an offset to deferred tax assets as of December 31, 2014, and the remaining $15.5 million has been recorded as non-current income taxes payable.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. At December 31, 2014, 2013, and 2012, we have accrued $0.9, $1.0, and $1.2 million, respectively, for potential payments of interest and penalties.

We are subject to examination by the Internal Revenue Service (“IRS”) for the 2011-2013 tax years, state tax jurisdictions for the 2010-2013 tax years, the Netherlands tax authority for the 2012- 2013 tax years, and the Spanish tax authority for the 2010-2013 tax years.

Note 12: Employee Benefit Plans

Equity Incentive Plans

Subsequent to stockholder approval of our 2009 Equity Incentive Award Plan, no awards may be granted under any of our prior plans. As of December 31, 2014, we had outstanding equity awards under two equity incentive plans, including the 2009 Plan (defined below) and one prior equity incentive plan.

Our primary equity incentive plans are summarized as follows:

2009 Stock Plan

As most recently amended on June 4, 2013, our stockholders approved amendments to the Amended and Restated 2009 Equity Incentive Award Plan (“2009 Plan”) to increase the number of shares of common stock reserved under the plan for future issuance up to 11.6 million shares and authorize the granting of performance-based awards under the plan through the 2018 annual meeting of stockholders.

The 2009 Plan provides for grants of stock options (both incentive and nonqualified stock options), restricted stock awards, stock appreciation rights, performance shares, performance stock units, dividend equivalents, stock payments, deferred stock, RSUs, and performance-based awards. Options and awards generally vest over a period of three to four years from the date of grant and generally expire seven to ten years from the date of the grant. The terms of the 2009 Plan provide that an option price shall not be less than 100% of fair value on the date of the grant. Our board of directors may grant a stock bonus or stock unit award under the 2009 Plan in lieu of all or a portion of any cash bonus that a participant would have otherwise received for the related performance period.

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

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Persons eligible to participate in the 2009 Plan include all of our employees, directors, and consultants, as determined by the Committee. As of December 31, 2013, approximately 2,900 employees and consultants and 5 non-employee directors were eligible to participate in the 2009 Plan.

There were 2.5, 2.7, and 3.2 million shares outstanding and 3.4, 4.5, and 0.8 million shares available for grant under the 2009 Plan as of December 31, 2014, 2013, and 2012, respectively.

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

As of December 31, 2014, 2013, and 2012, there were less than 0.1, 0.5, and 0.6 million shares outstanding, respectively, under the 2007 Plan.

Amended and Restated 2000 Employee Stock Purchase Plan

As most recently amended on June 4, 2013, our stockholders approved the Amended and Restated 2000 Employee Stock Purchase Plan that increased the number of shares authorized for issuance pursuant to such plan by 2 million shares. The share increase was intended to ensure that we continue to have a sufficient reserve of common stock available under the ESPP to provide our eligible employees with the opportunity to acquire our common stock through participation in a payroll deduction-based ESPP designed to operate in compliance with Section 423 of the IRC. The ESPP does not provide for an automatic increase in the number of shares reserved for issuance under the ESPP.

The ESPP is qualified under Section 423 of the IRC. Eligible employees may contribute from one to ten percent of their base compensation. Employees are not able to purchase more than the number of shares having a value greater than $25,000 in any calendar year, as measured at the beginning of the offering period under the ESPP. The purchase price shall be the lesser of 85% of the fair value of the stock, either on the offering date or on the purchase date. The offering period shall not exceed 27 months beginning with the offering date. The ESPP provides for offerings of four consecutive, overlapping six-month offering periods, with a new offering period commencing on the first trading day on or after February 1 and August 1 of each year.

During each of the years ended December 31, 2014, 2013, and 2012, there were 0.6 million shares were issued under the ESPP at an average purchase price of $13.54, $12.39, and $12.24, respectively. As of December 31, 2014, there was $2.7 million of total unrecognized compensation cost related to stock-based compensation arrangements granted under the ESPP, which is expected to be recognized over a period of 1.8 years. At December 31, 2014, 2013, and 2012, there were 1.8, 2.4, and 1.0 million shares, respectively, of our common stock reserved for issuance under the ESPP.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Employee 401(k) Plan

We sponsor a 401(k) Savings Plan (“401(k) Plan”) that provides retirement and incidental benefits for our employees. Employees may contribute from 1% to 40% of their annual compensation to the 401(k) Plan, limited to a maximum annual amount as set periodically by the IRS. We matched 50% of U.S. employee contributions, up to a maximum of the first 4% of the employee’s compensation contributed to the plan, subject to IRS limitations. In 2014, the maximum employee contribution was increased from 40% to 75%, limited by the maximum annual amount as set periodically by the IRS. All matching contributions vest over four years starting with the hire date of the individual employee. Our matching contributions to the 401(k) Plan totaled $2.1, $2.0, and $1.9 million during the years ended December 31, 2014, 2013, and 2012, respectively. The employees’ contributions and our contributions are invested in mutual funds managed by a fund manager, or in self-directed retirement plans.

Valuation and Expense Information under ASC 718

We account for stock-based payment awards in accordance with ASC 718, which requires the measurement and recognition of compensation expense for all equity awards granted to our employees and directors, including employee stock options, RSUs, and ESPP purchases related to all stock-based compensation plans based on the fair value of such awards on the date of grant. We amortize stock-based compensation cost on a graded vesting basis over the vesting period, after assessing estimated forfeitures and the probability of achieving the requisite performance criteria with respect to performance-based awards. Stock-based compensation cost is recognized over the requisite service period for each separately vesting tranche of the award as though the award were, in substance, multiple awards.

We use the BSM option pricing model to value stock-based compensation for all equity awards, except market-based awards. We value market-based awards using a Monte Carlo valuation model.

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

Stock-based compensation expense related to stock options, employee stock purchases under the ESPP, and RSUs under ASC 718 for the years ended December 31, 2014, 2013, and 2012 is summarized as follows (in thousands):

	2014	2013	2012
Employee stock options	$264	$921	$1,039
RSUs	32,429	22,026	15,750
ESPP	3,368	2,823	2,932

Total stock-based compensation	36,061	25,770	19,721
Income tax benefit	(10,045)	(7,535)	(5,682)

Stock-based compensation expense, net of tax	$26,016	$18,235	$14,039

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Stock options were not granted during the years ended December 31, 2014 and 2013. The estimated weighted average fair value per share of stock options granted and the assumptions used to estimate fair value for the year ended December 31, 2012 and the estimated per share weighted average fair value of ESPP shares issued and the assumptions used to estimate fair value for the years ended December 31, 2014, 2013, and 2012 are as follows:

	Stock Options	ESPP
	2012	2014	2013	2012
Weighted average fair value per share	$6.62	$11.12	$7.53	$4.70
Expected volatility	43.8%	25% - 28%	25% - 38%	32% - 49%
Risk-free interest rate	0.5%	0.1% - 0.5%	0.1% - 0.4%	0.1% - 0.2%
Expected term (in years)	4.0	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0

Stock Option Activity

Stock options outstanding and exercisable, including performance-based and market-based options, as of December 31, 2014, 2013, and 2012 and activity for each of the years then ended are summarized as follows (in thousands, except weighted average exercise price and remaining contractual term):

	Shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Options outstanding at January 1, 2012	2,453	$14.67

Options granted	126	16.57
Options forfeited and expired	(258)	15.74
Options exercised	(785)	15.56

Options outstanding at December 31, 2012	1,536	$14.19

Options granted	—	—
Options forfeited and expired	(42)	25.63
Options exercised	(434)	11.93

Options outstanding at December 31, 2013	1,060	$14.66

Options granted	—	—
Options forfeited and expired	(4)	25.63
Options exercised	(490)	15.72

Options outstanding at December 31, 2014	567	$13.67	2.97	$16,536

Options vested and expected to vest at December 31, 2014	562	$13.66	2.96	$16,403

Options exercisable at December 31, 2014	492	$13.47	2.82	$14,450

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Aggregate stock option intrinsic value represents the difference between the closing price per share of our common stock on the last trading day of the fiscal period and the exercise price of the underlying awards for the options that were in the money at December 31, 2014, 2013, and 2012. The total intrinsic value of options exercised, determined as of the date of option exercise, was $13.2, $5.5, and $1.4 million for the years ended December 31, 2014, 2013, and 2012, respectively. There was $0.1 million of total unrecognized compensation cost related to stock options expected to vest as of December 31, 2014 that is expected to be recognized as expense over a weighted average period of 0.6 years.

Stock options outstanding and exercisable as of December 31, 2014 are summarized as follows (shares in thousands):

	Options outstanding			Options exercisable
Range of exercise prices	Shares	Weighted average remaining contractual term (years)	Weighted average exercise price	Shares	Weighted average exercise price
$9.12 to $10.80	55	1.73	$10.71	39	$10.69
$11.40 to $11.40	130	2.64	11.40	130	11.40
$11.92 to $12.00	55	2.12	11.92	55	11.92
$12.05 to $12.05	4	1.88	12.05	4	12.05
$13.72 to $13.72	75	2.84	13.72	75	13.72
$14.28 to $14.28	78	3.86	14.28	66	14.28
$15.25 to $15.25	1	0.37	15.25	1	15.25
$16.32 to $16.32	40	0.62	16.32	40	16.32
$16.57 to $16.57	109	4.68	16.57	63	16.57
$17.97 to $17.97	20	3.38	17.97	20	17.97

	567	2.97	$13.67	493	$13.47

Non-vested RSUs

Non-vested RSUs were awarded to employees under our equity incentive plans. Non-vested RSUs do not have the voting rights of common stock and the shares underlying non-vested RSUs are not considered issued and outstanding. Non-vested RSUs generally vest over a service period of two to four years. The compensation expense incurred for these service-based awards is based on the closing market price of our stock on the date of grant and is amortized on a graded vesting basis over the requisite service period. The weighted average fair value of RSUs granted during the years ended December 31, 2014, 2013, and 2012 were $41.71, $29.11, and $16.05, respectively.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Non-vested RSUs, including performance-based and market-based RSUs, as of December 31, 2014, 2013, and 2012, and activity for each of the years then ended, are summarized as follows (shares in thousands):

	Shares	Weighted average grant date fair value
Non-vested at January 1, 2012	2,502	$13.60

Restricted stock granted	1,281	16.05
Restricted stock vested	(1,291)	13.05
Restricted stock forfeited	(147)	13.40

Non-vested at December 31, 2012	2,345	$15.26

Restricted stock granted	1,222	29.11
Restricted stock vested	(1,159)	14.41
Restricted stock forfeited	(319)	17.78

Non-vested at December 31, 2013	2,089	$23.44

Restricted stock granted	1,272	41.71
Restricted stock vested	(1,174)	21.94
Restricted stock forfeited	(184)	23.62

Non-vested at December 31, 2014	2,003	$35.91

Vested RSUs

Performance-based RSUs that vested based on annual financial results are included in the period that the performance criteria were met. The grant date fair value of RSUs that vested during the years ended December 31, 2014, 2013, and 2012 were $21.94, $14.4, and $16.9 million, respectively. Aggregate intrinsic value of RSUs vested and expected to vest at December 31, 2014 was $74.6 million, calculated as the closing price per share of our common stock on the last trading day of the fiscal period multiplied by 1.7 million RSUs vested and expected to vest at December 31, 2014. There was approximately $31.7 million of unrecognized compensation costs related to RSUs expected to vest as of December 31, 2014. That cost is expected to be recognized over a weighted average period of 1.3 years.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Performance-based and Market-based RSUs and Stock Options

Performance-based and market-based RSUs included in the tables above as of December 31, 2014, 2013, and 2012, and activity for each of the years then ended, are summarized below (in thousands):

	Performance-based		Market-based
	RSUs	Stock Options	RSUs	Stock Options
Non-vested at January 1, 2012	517	27	111	178

Granted	474	—	—	—
Vested	(353)	(5)	(25)	—
Forfeited	(27)	(6)	—	(47)

Non-vested at December 31, 2012	611	16	86	131

Granted	524	—	—	—
Vested	(291)	—	(86)	(131)
Forfeited	(164)	—	—	—

Non-vested at December 31, 2013	680	16	—	—

Granted	709	—	34	—
Vested	(403)	—	—	—
Forfeited	(134)	—	—	—

Non-vested at December 31, 2014	852	16	34	—

Approximately 18% of the non-vested performance-based RSUs at December 31, 2014 subsequently vested during the first quarter of 2015 based on achievement of specified performance criteria related to revenue and non-GAAP operating income targets.

We use the BSM option pricing model to value performance-based awards. We use a Monte Carlo option pricing model to value market-based awards. Performance-based and market-based stock options were not granted during the years ended December 31, 2014, 2013, and 2012. The estimated grant date fair value per share of performance-based and market-based RSUs granted and the assumptions used to estimate grant date fair value for the years ended December 31, 2014, 2013, and 2012 are as follows:

	Performance-based	Market-based
	RSUs	RSUs
Year ended December 31, 2014 Grants
Grant date fair value per share	$40.30 to $42.04	$32.10
Service period (years)	1.0 - 4.0
Derived service period (years)		1.53
Implied volatility		35.0%
Risk-free interest rate		2.3%

Year ended December 31, 2013 Grants
Grant date fair value per share	$23.14 to $30.63
Service period (years)	1.0 - 4.0

Year ended December 31, 2012 Grants
Grant date fair value per share	$17.21 to $15.64
Service period (years)	1.0 - 3.0

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Our performance-based RSUs generally vest when specified performance criteria are met based on revenue, non-GAAP operating income, non-GAAP earnings per share or other targets during the service period; otherwise, they are forfeited. Non-GAAP operating income is defined as operating income determined in accordance with GAAP, adjusted to remove the impact of certain expenses. Non-GAAP earnings per share is defined as net income determined in accordance with GAAP, adjusted to remove the impact of certain expenses, divided by the weighted average number of common shares and dilutive potential common shares outstanding during the period as more fully defined in Note 2—Earnings Per Share of the Notes to Consolidated Financial Statements.

The grant date fair value per share determined in accordance with the BSM valuation model is being amortized over the service period of the performance-based awards. The probability of achieving the awards was determined based on review of the actual results achieved thus far by each business unit compared with the operating plan during the pertinent service period as well as the overall strength of the business unit. Stock-based compensation expense was adjusted based on this probability assessment. As actual results are achieved during the service period, the probability assessment is updated and stock-based compensation expense adjusted accordingly.

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

Note 13: Gain on Sale of Building and Land

On November 1, 2012, we sold the 294,000 square foot building located in Foster City, California, which at that time served as our corporate headquarters, along with approximately four acres of land and certain other assets related to the property, for $179.7 million. We used the facility until October 31, 2013, while searching for a new facility, building it out, and relocating our corporate headquarters, for which period rent was not required to be paid. We accounted for this transaction as a financing related to our continued use of the facility and a sublease receivable related to the purchaser’s use of a portion of the facility. Our use of the facility during the rent-free period constituted a form of continuing involvement that prevented gain recognition. We imputed interest expense on the financing obligation, which resulted in total deferred proceeds from property transaction of $183.2 million on October 31, 2013. We recorded sublease income at an implied market rate based on the level of sublease income realized prior to our sale of the facility. Because we vacated the facility on October 31, 2013, we have no continuing involvement with the property and have accounted for the transaction as a property sale during the fourth quarter of 2013, thereby recognizing a gain of $117.2 million on the sale of the property. We incurred imputed financing and depreciation expense, net of imputed sublease income, of $1.6 million between November 2012, when we sold the building, and the fourth quarter of 2013, when we vacated the building.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Direct transaction costs consist primarily of documentary transfer and title costs, legal and escrow fees, and other expenses. The cost of the land, building, and improvements, net of accumulated depreciation, were included in the determination of the gain on sale of building and land for the year ended December 31, 2013 as follows (in millions):

Sales proceeds	$179.7
Imputed interest obligation	3.5

Deferred proceeds from property transaction	183.2
Land, building , and improvements	(60.3)
Imputed sublease receivable	(3.6)
Relocation costs	(1.3)
Deferred lease financing costs	(0.4)
Direct transaction costs	(0.4)

Gain on sale of building and land	$117.2

The gain on sale of building and land is recognized as a component of income from operations as required by ASC 360-10-45-5, Property, Plant, and Equipment. Relocation costs include costs incurred to relocate information technology equipment, lab equipment, office furniture, and related overtime.

Note 14: Restructuring and Other

During the years ended December 31, 2014, 2013, and 2012, cost reduction actions were taken to lower our operating expense run rate as we continue to analyze our cost structure and re-align our cost structure following our business acquisitions. These charges primarily relate to cost reduction actions undertaken to integrate recently acquired businesses, consolidate facilities, and lower our operating expense run rate. Restructuring and other consists primarily of restructuring, severance, retention, facility downsizing and relocation, and acquisition integration expenses. Our restructuring and other plans are accounted for in accordance with ASC 420, ASC 712, and ASC 820.

Restructuring and other costs for the years ended December 31, 2014, 2013, and 2012 were $6.6, $4.8, and $5.8 million, respectively. Restructuring and other charges include severance costs of $3.2, $2.2, and $2.9 million related to head count reductions of 130, 106, and 117 for the years ended December 31, 2014, 2013, and 2012, respectively. Severance costs include severance payments, related employee benefits, retention bonuses, outplacement fees, and relocation costs.

Facilities relocation and downsizing costs for the years ended December 31, 2014, 2013, and 2012 were $2.0, $0.3, and $0.3 million, respectively. Facilities restructuring and other costs are primarily related to the consolidation of our German operations in 2014, relocation of our corporate headquarters, as well as certain manufacturing and administrative facilities, in 2013, and facilities downsizing and relocation costs related to various facilities in the Fiery operating segment in 2012. Integration expenses for the years ended December 31, 2014, 2013, and 2012 of $1.4, $1.4, and $1.7 million, respectively, were required to integrate our business acquisitions. Acquisition-related executive retention expense of $0.9 million was recognized during each of the years ended December 31, 2013 and 2012, respectively, coinciding with the continuing employment of a former shareholder of an acquired company.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Restructuring and other reserve activities for the years ended December 31, 2014 and 2013 are summarized as follows (in thousands):

	2014	2013
Reserve balance at January 1	$873	$1,670
Restructuring charges	4,400	1,251
Other charges	2,177	3,583
Non-cash acquisition-related compensation and restructuring	(27)	(940)
Cash payments	(5,321)	(4,691)

Reserve balance at December 31	$2,102	$873

Note 15: Segment Information, Geographic Regions, and Major Customers

Operating Segments

ASC 280, Segment Reporting, requires operating segment information to be presented based on the internal reporting used by the chief operating decision making group (“CODM”) to allocate resources and evaluate operating segment performance. Our CODM is comprised of our Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer. The CODM group is focused on assessment and resource allocation among the Industrial Inkjet, Productivity Software, and Fiery businesses.

Our operating segments are integrated through their reporting and operating structures, shared technology and practices, shared sales and marketing, and combined production facilities. Our enterprise management processes use financial information that is closely aligned with our three operating segments at the gross profit level. Relevant discrete financial information is prepared at the gross profit level for each of our three operating segments, which is used by the CODM to allocate resources and assess the performance of each operating segment.

We classify our revenue, operating segment profit (i.e., gross profit), assets, and liabilities in accordance with our operating segments as follows:

Industrial Inkjet, which consists of our VUTEk super-wide format, EFI wide format, Jetrion label and packaging, and Cretaprint ceramic tile decoration industrial digital inkjet printers; UV, LED, ceramic, textile dye sublimation, and thermoforming ink; digital inkjet printer parts; and professional services. Printing surfaces include paper, vinyl, corrugated, textile, glass, plastic, aluminum composite, ceramic tile, and many other flexible and rigid substrates.

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

Fiery, which consists of DFEs that transform digital copiers and printers into high performance networked printing devices for the office and commercial printing market. This operating segment is comprised of (i) stand-alone DFEs connected to digital printers, copiers, and other peripheral devices, (ii) embedded DFEs and design-licensed solutions used in digital copiers and multi-functional devices, (iii) optional software integrated into our

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

DFE solutions such as Fiery Central, Command WorkStation, and MicroPress, (iv) Fiery Self Serve (formerly Entrac), our self-service and payment solution, (v) PrintMe, our mobile printing application, and (vi) stand-alone software-based solutions such as our proofing and scanning solutions.

Our CODM evaluates the performance of our operating segments based on net sales and gross profit. Gross profit for each operating segment includes revenue from sales to third parties and related cost of revenue attributable to the operating segment. Cost of revenue for each operating segment excludes certain expenses managed outside the operating segments consisting primarily of stock-based compensation expense. Operating income is not reported by operating segment because operating expenses include significant shared expenses and other costs that are managed outside of the operating segments. Such operating expenses include various corporate expenses such as stock-based compensation, corporate sales and marketing, research and development, income taxes, various non-recurring charges, and other separately managed general and administrative expenses.

Operating segment profit (i.e., gross profit), excluding stock-based compensation expense, for the years ended December 31, 2014, 2013, and 2012 is summarized as follows (in thousands):

	2014	2013	2012
Industrial Inkjet
Revenue	$379,170	$354,614	$320,228
Gross profit	143,981	140,095	127,783
Gross profit percentages	38.0%	39.5%	39.9%
Productivity Software
Revenue	$130,743	$118,409	$103,466
Gross profit	94,733	85,246	74,426
Gross profit percentages	72.5%	72.0%	71.9%
Fiery
Revenue	$280,514	$254,670	$228,443
Gross profit	193,585	171,642	153,805
Gross profit percentages	69.0%	67.4%	67.3%

A reconciliation of operating segment gross profit to the Consolidated Statements of Operations for the years ended December 31, 2014 and 2013, and 2012 is as follows (in thousands):

	2014	2013	2012
Segment gross profit	$432,299	$396,983	$356,014
Stock-based compensation expense	(2,562)	(1,817)	(1,193)

Gross profit	$429,737	$395,166	$354,821

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Tangible and intangible assets, net of liabilities, are summarized by operating segment as of December 31, 2014, 2013, and 2012 as follows (in thousands):

	Industrial Inkjet	Productivity Software	Fiery	Corporate and Unallocated Net Assets	Total
December 31, 2014
Goodwill	$59,124	$121,486	$64,833	$—	$245,443
Identified intangible assets, net	26,935	34,425	1,211	—	62,571
Tangible assets, net of liabilities	97,994	(8,808)	23,017	368,472	480,675

Net tangible and intangible assets	$184,053	$147,103	$89,061	$368,472	$788,689

December 31, 2013
Goodwill	$61,704	$106,697	$64,802	$—	$233,203
Identified intangible assets, net	33,436	33,271	2,015	—	68,722
Tangible assets, net of liabilities	95,350	(14,388)	25,735	358,828	465,525

Net tangible and intangible assets	$190,490	$125,580	$92,552	$358,828	$767,450

Corporate and unallocated assets consist of cash and cash equivalents, short-term investments, corporate headquarters facility, convertible notes, imputed financing obligation, taxes receivable, and taxes payable.

Geographic Regions

Our revenue originates in the U.S., China, the Netherlands, Germany, France, Japan, the U.K., Spain, Brazil, Australia, and New Zealand. We report revenue by geographic region based on ship-to destination. Shipments to some of our significant printer manufacturer/distributor customers are made to centralized purchasing and manufacturing locations, which in turn sell through to other locations. As a result of these factors, we believe that sales to certain geographic locations might be higher or lower, as the ultimate destinations are difficult to ascertain.

Our revenue by ship-to destination for the years ended December 31, 2014, 2013, and 2012 was as follows (in thousands):

	2014	2013	2012
Americas	$438,421	$412,127	$354,114
EMEA	244,545	207,665	195,397
APAC	107,461	107,901	102,626
Japan	27,733	21,977	27,870
APAC, ex Japan	79,728	85,924	74,756

Total Revenue	$790,427	$727,693	$652,137

Our tangible long-lived assets consist primarily of property and equipment, net, of $86.2 million. Of this amount, $80.6 million resides in the Americas, $4.8 million resides in EMEA, consisting primarily of the Technique building and Cretaprint equipment and leasehold improvements, and $0.8 million resides in APAC, consisting primarily of India leasehold improvements and equipment.

Major Customers

One customer, Xerox, provided revenue in excess of 10% of consolidated revenue by providing 11% of our consolidated revenue for the year ended December 31, 2014 and 12% of our consolidated revenue for the years ended December 31, 2014, 2013, and 2012.

One customer, Xerox, had an accounts receivable balance greater than 10% of our net consolidated accounts receivables at December 31, 2014 and 2013, accounting for 11% and 13%, respectively.

SUPPLEMENTARY DATA

Unaudited Quarterly Consolidated Financial Information

The following table presents our operating results for each of the quarters in the years ended December 31, 2014 and 2013. The information for each of these quarters is unaudited, but has been prepared on the same basis as our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. In the opinion of management, all necessary adjustments (consisting only of normal recurring adjustments) have been included that are required to state fairly our unaudited quarterly results when read in conjunction with our audited consolidated financial statements and the notes thereto appearing in this Annual Report on Form 10-K. These operating results are not necessarily indicative of the results for any future period.

	2014
(in thousands except per share data)	Q1	Q2	Q3	Q4
Revenue	$188,688	$192,965	$197,674	$211,100
Gross profit	102,975	103,773	108,797	114,192
Income from operations	10,787	12,470	12,922	17,260
Net income	10,082	6,912	4,805	11,915
Net income per basic common share	$0.22	$0.15	$0.10	$0.25
Net income per diluted common share	$0.21	$0.14	$0.10	$0.25

	2013
(in thousands except per share data)	Q1	Q2	Q3	Q4
Revenue	$171,359	$180,298	$178,823	$197,213
Gross profit	93,860	97,983	97,213	106,110
Income from operations	9,454	11,821	13,876	139,497
Net income	8,362	9,424	16,141	75,180
Net income per basic common share	$0.18	$0.20	$0.34	$1.60
Net income per diluted common share	$0.17	$0.20	$0.33	$1.54
Gain on sale of building and land	$(76)	$(35)	$(235)	$117,562

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A: Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as this term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, including the Chief Executive Officer and Interim Chief Financial Officer, is engaged in a comprehensive effort to review, evaluate, and improve our controls; however, management does not expect that our disclosure controls will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures is also based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Interim Chief Financial Officer have concluded that our disclosure controls and procedures were effective to provide reasonable assurance as of December 31, 2014.

(b)	Management’s Report on Internal Control over Financial Reporting

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

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on our assessment using those criteria, we concluded that our internal control over financial reporting was effective as of December 31, 2014.

We have excluded SmartLinc, Rhapso, DirectSmile, and DIMS from our assessment of internal control over financial reporting as of December 31, 2014 because they were acquired by us during fiscal year ended December 31, 2014. SmartLinc, Rhapso, DirectSmile, and DIMS are wholly-owned by us with total assets and total revenue representing 3.1% and 1.2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2014.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2014, as stated in their report included in this Annual Report on Form 10-K.

(c)	Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with our evaluation that occurred during the fourth quarter of fiscal 2014 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

(d)	Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Electronics For Imaging, Inc.

Fremont, California

We have audited the internal control over financial reporting of Electronics For Imaging, Inc. and subsidiaries (collectively, the “Company”) as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at SmartLinc, Inc. (“SmartLinc), Rhapso S.A. (“Rhapso”), DirectSmile GmbH (“DirectSmile”), and DiMS! organizing print BV (“DIMS”) from its assessment of internal control over financial reporting as of December 31, 2014 because they were acquired in purchase business combinations during 2014. SmartLinc, Rhapso, DirectSmile, and DIMS represent approximately 3.1% and 1.2% of the total consolidated assets and total consolidated revenue, respectively, of the Company as of and for the year ended December 31, 2014. Accordingly, our audit did not include the internal control over financial reporting at SmartLinc, Rhapso, DirectSmile, and DIMS. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2014 of the Company and our report dated February 17, 2015 expressed an unqualified opinion on those financial statements and financial statement schedule.

/S/    DELOITTE & TOUCHE LLP

San Jose, California

February 17, 2015

Item 9B: Other Information

None.

PART III

Item 10: Directors, Executive Officers and Corporate Governance

Information regarding our directors is incorporated by reference from the information contained under the caption “Election of Directors” in our Proxy Statement for our 2015 Annual Meeting of Stockholders (the “2015 Proxy Statement”). Information regarding our current executive officers is incorporated by reference from information contained under the caption “Executive Officers” in our 2015 Proxy Statement. Information regarding Section 16 reporting compliance is incorporated by reference from information contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2015 Proxy Statement. Information regarding the Audit Committee of our Board of Directors and information regarding an Audit Committee financial expert is incorporated by reference from information contained under the caption “Meetings and Committees of the Board of Directors” in our 2015 Proxy Statement. Information regarding our code of ethics is incorporated by reference from information contained under the caption “Meetings and Committees of the Board of Directors” in our 2015 Proxy Statement. Information regarding our implementation of procedures for stockholder nominations to our Board of Directors is incorporated by reference from information contained under the caption “Meetings and Committees of the Board of Directors” in our 2015 Proxy Statement.

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

Item 11: Executive Compensation

The information required by this item is incorporated by reference from the information contained under the captions “Compensation Discussion and Analysis” and “Executive Compensation” in our 2015 Proxy Statement.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Other than information regarding securities authorized for issuance under equity compensation plans, which is set forth below, the information required by this item is incorporated by reference from the information contained under the caption “Security Ownership” in our 2015 Proxy Statement.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2014 concerning securities that are authorized under equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column 1)
Equity compensation plans approved by stockholders	2,569,675	$13.67	(1)	5,994,821	(2)
Equity compensation plans not approved by stockholders	—	—		—

Total	2,569,675	$13.67		5,994,821

(1)	Calculated without taking into account 2,002,587 shares of RSUs that will become issuable as those units vest, without any cash consideration or other payment required for such shares.
(2)	Includes 3,442,322 shares available under the 2009 Plan, 767,798 treasury shares available due to net share settlement, and 1,784,701 shares available under the ESPP.

Item 13: Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from the information contained under the caption “Certain Relationships and Related Transactions, and Director Independence” in our 2015 Proxy Statement.

Item  14: Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the information contained under the caption “Principal Accountant Fees and Services” in our 2015 Proxy Statement.

PART IV

Item 15: Exhibits and Financial Statement Schedules

(a)	Documents Filed as Part of this Report

(1)	Index to Financial Statements

The Financial Statements required by this item are submitted in Item 8 of this Annual Report on Form 10-K as follows:

(2)	Financial Statement Schedule

Schedule II—Valuation and Qualifying Accounts	155

(All other schedules are omitted because of the absence of conditions under which they are required or because the necessary information is provided in the consolidated financial statements or notes thereto in Item 8 of this Annual Report on Form 10-K.)

(3)	Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation(1)

3.2	Amended and Restated By-Laws of Electronics For Imaging, Inc., (as amended August 12, 2009)(2)

4.1	Specimen Common Stock Certificate of the Company(3)

4.2	Indenture (including Form of Notes) with respect to the Company’s 0.75% Convertible Senior Notes due 2019, dated as of September 9, 2014, between the Company and U.S. Bank National Association, as trustee(20)

10.1*	Agreement dated December 6, 2000, by and between Adobe Systems Incorporated and the Company(4)

10.2*	Electronics For Imaging, Inc. 2004 Equity Incentive Plan(5)

10.3*	Electronics For Imaging, Inc. 2007 Equity Incentive Award Plan(6)

10.4*	Electronics For Imaging, Inc. 2007 Equity Incentive Award Plan Stock Option Grant Notice and Stock Option Agreement(7)

10.5*	Electronics For Imaging, Inc. 2007 Equity Incentive Award Plan Restricted Stock Award Grant Notice and Restricted Stock Award Agreement(7)

Exhibit No.	Description

10.6*	Electronics For Imaging, Inc. 2007 Equity Incentive Award Plan Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement (7)

10.7*	Electronics For Imaging, Inc. 2009 Equity Incentive Award Plan Stock Option Grant Notice and Stock Option Agreement(8)

10.8*	Electronics For Imaging, Inc. 2009 Equity Incentive Award Plan Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Grant Agreement(8)

10.9*	Electronics For Imaging, Inc. 2009 Equity Incentive Award Plan Restricted Stock Award Grant Notice and Restricted Stock Award Grant Agreement(8)

10.10*	Electronics For Imaging, Inc. 2009 Equity Incentive Award Plan(9)

10.11*	Form of Indemnification Agreement(3)

10.12*	Form of Indemnity Agreement(10)

10.13+	OEM Distribution and License Agreement dated September 19, 2005 by and among Adobe Systems Incorporated, Adobe Systems Software Ireland Limited and the Company, as amended by Amendment No. 1 dated as of October 1, 2005(11)

10.14+	Amendment No. 2 to OEM Distribution and License Agreement by and among Adobe Systems Incorporated, Adobe Systems Software Ireland Limited and the Company, effective as of October 1, 2005(12)

10.15+	Amendment No. 4 to OEM Distribution and License Agreement by and among Adobe Systems Incorporated, Adobe Systems Software Ireland Limited and the Company, effective as of January 1, 2006(13)

10.16	Purchase and Sale Agreement and Joint Escrow Instructions dated as of July 18, 2012 by and between the Company and Gilead Sciences, Inc.(14)

10.17	Purchase and Sale Agreement and Joint Escrow Instructions Amendment no. 1 dated as of October 30, 2012 by and between the Company and Gilead Sciences, Inc.(15)

10.18	Lease Agreement dated as of November 1, 2012 by and between the Company and Gilead Sciences, Inc.(15)

10.19	Purchase and Sale Agreement between Electronics for Imaging, Inc. and John Arrillaga Survivor’s Trust, represented by John Arrillaga, Trustee, and Richard T. Peery Separate Property Trust, represented by Richard T. Peery, Trustee, dated April 19, 2013(16)

10.20	Lease Agreement between Electronics for Imaging, Inc. and John Arrillaga Survivor’s Trust, represented by John Arrillaga, Trustee, and Richard T. Peery Separate Property Trust, represented by Richard T. Peery, Trustee, dated April 19, 2013(16)

10.21*	EFI Section 16 2014—Executive Team Bonus Program(17)

10.22*	Employment Agreement Effective January 27, 2014 by and between the Company and Guy Gecht(17)

10.23*	Employment Agreement Effective January 16, 2014 by and between the Company and David Reeder(18)

10.24*	Offer Letter dated January 9, 2014 by and between the Company and David Reeder(18)

10.25*	Employment Agreement Effective January 16, 2014 by and between the Company and Marc Olin(18)

10.26*	Addendum to EFI 2014 Section 16 Officer—Executive Performance Bonus Program*(19)

Exhibit No.	Description

10.27	Form of Call Option Confirmation relating to the Company’s 0.75% Convertible Senior Notes due 2019(20)

10.28	Form of Warrant Confirmation relating to the Company’s 0.75% Convertible Senior Notes due 2019(20)

12.1	Computation of Ratios of Earnings to Fixed Charges

21	List of Subsidiaries

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

23.2	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

24.1	Power of Attorney (see signature page of this Annual Report on Form 10-K)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contracts or compensatory plan or arrangement
+	The Company has received confidential treatment with respect to portions of these documents
(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 33-57382) and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 17, 2009 and incorporated herein by reference.
(3)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 33-50966) and incorporated herein by reference.
(4)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 18805) and incorporated herein by reference.
(5)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 (File No.333-116548) on June 16, 2004 and incorporated herein by reference.
(6)	Filed as Appendix B to the Company’s Proxy Statement filed on November 14, 2007 (File No. 18805) and incorporated herein by reference.
(7)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 (File No. 333-148197) on December 20, 2007 and incorporated herein by reference.
(8)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 17, 2009 (File No. 18805) and incorporated herein by reference.
(9)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on June 6, 2013 (File No. 18805) and incorporated herein by reference

(10)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on February 15, 2008 (File No. 18805) and incorporated herein by reference.
(11)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 18805) and incorporated herein by reference.
(12)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (File No. 18805) and incorporated herein by reference.
(13)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 18805) and incorporated herein by reference.
(14)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (File No. 18805) and incorporated herein by reference.
(15)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 18805) and incorporated herein by reference.
(16)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013. (File No. 18805) and incorporated herein by reference.
(17)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 28, 2014 (File No. 000-18805) and incorporated herein by reference.
(18)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014. (File No. 18805) and incorporated herein by reference.
(19)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014. (File No. 18805) and incorporated herein by reference.
(20)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on September 9, 2014 (File No. 000-18805) and incorporated herein by reference.

(b) List of Exhibits

See Item 15(a).

(c) Consolidated Financial Statement Schedule II for the years ended December 31, 2014, 2013, and 2012.

ELECTRONICS FOR IMAGING, INC.

Schedule II

Valuation and Qualifying Accounts

(in thousands)	Balance at beginning of period	Charged to revenue and expenses	Charged to (from) other accounts	Deductions	Balance at end of period
Year Ended December 31, 2014
Allowance for bad debts and sales-related allowances	$16,433	$7,408	$—	$(6,324)	$17,517
Year Ended December 31, 2013
Allowance for bad debts and sales-related allowances	12,850	9,595	—	(6,012)	16,433
Year Ended December 31, 2012
Allowance for bad debts and sales-related allowances	12,031	3,250	—	(2,431)	12,850

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRONICS FOR IMAGING, INC.

February 17, 2015	By:	/s/ GUY GECHT

Guy Gecht,
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Guy Gecht and Marc Olin jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to the Form 10-K Annual Report and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ GUY GECHT	Chief Executive Officer, Director	February 17, 2015

Guy Gecht	(Principal Executive Officer)

/s/ MARC OLIN	Interim Chief Financial Officer (Principal	February 17, 2015

Marc Olin	Financial and Accounting Officer)

/s/ ERIC BROWN	Director	February 17, 2015

Eric Brown

/s/ GILL COGAN	Director	February 17, 2015

Gill Cogan

/s/ THOMAS GEORGENS	Director	February 17, 2015

Thomas Georgens

/s/ RICHARD A. KASHNOW	Director	February 17, 2015

Richard A. Kashnow

/s/ DAN MAYDAN	Director	February 17, 2015

Dan Maydan

Exhibit Index

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation(1)

3.2	Amended and Restated By-Laws of Electronics For Imaging, Inc., (as amended August 12, 2009)(2)

4.1	Specimen Common Stock Certificate of the Company(3)

4.2	Indenture (including Form of Notes) with respect to the Company’s 0.75% Convertible Senior Notes due 2019, dated as of September 9, 2014, between the Company and U.S. Bank National Association, as trustee(20)

10.1*	Agreement dated December 6, 2000, by and between Adobe Systems Incorporated and the Company(4)

10.2*	Electronics For Imaging, Inc. 2004 Equity Incentive Plan(5)

10.3*	Electronics For Imaging, Inc. 2007 Equity Incentive Award Plan(6)

10.4*	Electronics For Imaging, Inc. 2007 Equity Incentive Award Plan Stock Option Grant Notice and Stock Option Agreement(7)

10.5*	Electronics For Imaging, Inc. 2007 Equity Incentive Award Plan Restricted Stock Award Grant Notice and Restricted Stock Award Agreement(7)

10.6*	Electronics For Imaging, Inc. 2007 Equity Incentive Award Plan Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement(7)

10.7*	Electronics For Imaging, Inc. 2009 Equity Incentive Award Plan Stock Option Grant Notice and Stock Option Agreement(8)

10.8*	Electronics For Imaging, Inc. 2009 Equity Incentive Award Plan Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Grant Agreement(8)

10.9*	Electronics For Imaging, Inc. 2009 Equity Incentive Award Plan Restricted Stock Award Grant Notice and Restricted Stock Award Grant Agreement(8)

10.10*	Electronics For Imaging, Inc. 2009 Equity Incentive Award Plan(9)

10.11*	Form of Indemnification Agreement(3)

10.12*	Form of Indemnity Agreement(10)

10.13+	OEM Distribution and License Agreement dated September 19, 2005 by and among Adobe Systems Incorporated, Adobe Systems Software Ireland Limited and the Company, as amended by Amendment No. 1 dated as of October 1, 2005(11)

10.14+	Amendment No. 2 to OEM Distribution and License Agreement by and among Adobe Systems Incorporated, Adobe Systems Software Ireland Limited and the Company, effective as of October 1, 2005(12)

10.15+	Amendment No. 4 to OEM Distribution and License Agreement by and among Adobe Systems Incorporated, Adobe Systems Software Ireland Limited and the Company, effective as of January 1, 2006(13)

10.16	Purchase and Sale Agreement and Joint Escrow Instructions dated as of July 18, 2012 by and between the Company and Gilead Sciences, Inc.(14)

10.17	Purchase and Sale Agreement and Joint Escrow Instructions Amendment no. 1 dated as of October 30, 2012 by and between the Company and Gilead Sciences, Inc.(15)

10.18	Lease Agreement dated as of November 1, 2012 by and between the Company and Gilead Sciences, Inc.(15)

Exhibit No.	Description

10.19	Purchase and Sale Agreement between Electronics for Imaging, Inc. and John Arrillaga Survivor’s Trust, represented by John Arrillaga, Trustee, and Richard T. Peery Separate Property Trust, represented by Richard T. Peery, Trustee, dated April 19, 2013(16)

10.20	Lease Agreement between Electronics for Imaging, Inc. and John Arrillaga Survivor’s Trust, represented by John Arrillaga, Trustee, and Richard T. Peery Separate Property Trust, represented by Richard T. Peery, Trustee, dated April 19, 2013(16)

10.21*	EFI Section 16 2014—Executive Team Bonus Program(17)

10.22*	Employment Agreement Effective January 27, 2014 by and between the Company and Guy Gecht(17)

10.23*	Employment Agreement Effective January 16, 2014 by and between the Company and David Reeder(18)

10.24*	Offer Letter dated January 9, 2014 by and between the Company and David Reeder(18)

10.25*	Employment Agreement Effective January 16, 2014 by and between the Company and Marc Olin(18)

10.26*	Addendum to EFI 2014 Section 16 Officer—Executive Performance Bonus Program*(19)

10.27	Form of Call Option Confirmation relating to the Company’s 0.75% Convertible Senior Notes due 2019(20)

10.28	Form of Warrant Confirmation relating to the Company’s 0.75% Convertible Senior Notes due 2019(20)

12.1	Computation of Ratios of Earnings to Fixed Charges

21	List of Subsidiaries

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

23.2	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

24.1	Power of Attorney (see signature page of this Annual Report on Form 10-K)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contracts or compensatory plan or arrangement
+	The Company has received confidential treatment with respect to portions of these documents

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 33-57382) and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 17, 2009 and incorporated herein by reference.
(3)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 33-50966) and incorporated herein by reference.
(4)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 000-18805) and incorporated herein by reference.
(5)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 (File No.333-116548) on June 16, 2004 and incorporated herein by reference.
(6)	Filed as Appendix B to the Company’s Proxy Statement filed on November 14, 2007 (File No. 018805) and incorporated herein by reference.
(7)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 (File No. 333-148197) on December 20, 2007 and incorporated herein by reference.
(8)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 17, 2009 (File No. 18805) and incorporated herein by reference.
(9)	Filed as exhibit to the Company’s Current Report on Form 8-K filed on June 6, 2013 (File No. 18805) and incorporated herein by reference.
(10)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on February 15, 2008 (File No. 18805) and incorporated herein by reference.
(11)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 18805) and incorporated herein by reference.
(12)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (File No. 18805) and incorporated herein by reference.
(13)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 18805) and incorporated herein by reference.
(14)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (File No. 18805) and incorporated herein by reference.
(15)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 18805) and incorporated herein by reference.
(16)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013. (File No. 18805) and incorporated herein by reference.
(17)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 28, 2014 (File No. 000-18805) and incorporated herein by reference.
(18)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014. (File No. 18805) and incorporated herein by reference.
(19)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014. (File No. 18805) and incorporated herein by reference.
(20)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on September 9, 2014 (File No. 000-18805) and incorporated herein by reference.