Form 10-Q
period 2015-03-31
ELECTRONICS FOR IMAGING INC
filed 2015-05-01
CIK 867374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

The number of shares of Common Stock outstanding as of April 16, 2015 was 46,881,530.

Electronics For Imaging, Inc.

PART I – FINANCIAL INFORMATION

Item 1:	Condensed Consolidated Financial Statements

Electronics For Imaging, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands)	March 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$195,740	$298,133
Short-term investments, available for sale	410,792	318,599
Accounts receivable, net of allowances of $15.6 and $17.5 million, respectively	170,094	155,421
Inventories	81,516	72,132
Income taxes receivable and deferred tax assets	20,345	18,618
Other current assets	19,486	15,804

Total current assets	897,973	878,707
Property and equipment, net	86,841	86,197
Goodwill	237,083	245,443
Intangible assets, net	56,950	62,571
Deferred tax assets	22,054	22,062
Other assets	10,974	9,580

Total assets	$1,311,875	$1,304,560

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$84,932	$86,940
Accrued and other liabilities	56,142	63,183
Deferred revenue	53,091	41,927
Income taxes payable and deferred tax liabilities	4,426	1,759

Total current liabilities	198,591	193,809
Convertible senior notes, net	287,667	284,818
Imputed financing obligation related to build-to-suit lease	12,720	12,472
Noncurrent contingent and other liabilities	4,965	5,440
Noncurrent deferred tax liabilities	2,709	3,820
Noncurrent income taxes payable	15,819	15,512

Total liabilities	522,471	515,871

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 150,000 shares authorized; 50,025 and 49,671 shares issued, respectively	500	497
Additional paid-in capital	583,847	568,896
Treasury stock, at cost, 3,078 and 2,736 shares, respectively	(127,531)	(113,992)
Accumulated other comprehensive loss	(13,294)	(7,357)
Retained earnings	345,882	340,645

Total stockholders’ equity	789,404	788,689

Total liabilities and stockholders’ equity	$1,311,875	$1,304,560

See accompanying notes to condensed consolidated financial statements.

Electronics For Imaging, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended March 31,
(in thousands, except per share amounts)	2015	2014

Revenue	$194,554	$188,688

Cost of revenue (1)	89,114	85,713

Gross profit	105,440	102,975
Operating expenses:
Research and development (1)	33,711	33,073
Sales and marketing (1)	37,170	36,304
General and administrative (1)	17,650	16,847
Restructuring and other (Note 11)	1,029	1,094
Amortization of identified intangibles	4,804	4,870

Total operating expenses	94,364	92,188

Income from operations	11,076	10,787
Interest expense	(4,099)	(249)
Interest income and other income (expense), net	(659)	123

Income before income taxes	6,318	10,661
Provision for income taxes	(1,081)	(579)

Net income	$5,237	$10,082

Net income per basic common share	$0.11	$0.22

Net income per diluted common share	$0.11	$0.21

Shares used in basic per-share calculation	47,002	46,886

Shares used in diluted per-share calculation	47,856	48,357

(1)	Includes stock-based compensation expense as follows:

	2015	2014
Cost of revenue	$824	$532
Research and development	2,665	2,235
Sales and marketing	2,298	1,411
General and administrative	3,105	4,285

See accompanying notes to condensed consolidated financial statements.

Electronics For Imaging, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

	Three months ended March 31,
(in thousands)	2015	2014
Net income	$5,237	$10,082

Net unrealized investment gains (losses):
Unrealized holding gains, net of tax provisions of $0.2 and less than $0.1 million, respectively	360	7
Reclassification adjustments for holding gains included in net income, net of tax provisions of less than $0.1 million	(19)	(10)

Net unrealized investment gains (losses)	341	(3)
Currency translation adjustments, net of no tax benefit in 2015 and tax benefit of $0.1 million in 2014	(6,301)	1,041
Net unrealized gains on cash flow hedges	23	45

Comprehensive income (loss)	$(700)	$11,165

See accompanying notes to condensed consolidated financial statements.

Electronics For Imaging, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three months ended March 31,
(in thousands)	2015	2014
Cash flows from operating activities:
Net income	$5,237	$10,082
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,803	7,277
Deferred taxes	(5,066)	(5,557)
Tax benefit (expense) from employee stock plans	(155)	6,092
Excess tax benefit from stock-based compensation	(127)	(6,095)
Provisions for (releases of) bad debt and sales-related allowances	(1,080)	71
Provision for inventory obsolescence	1,450	1,620
Stock-based compensation	8,892	8,463
Non-cash accretion of interest expense on convertible notes and imputed financing obligation	3,097	208
Other non-cash charges and credits	(306)	(131)
Changes in operating assets and liabilities, net of effect of acquired businesses	(12,662)	(16,144)

Net cash provided by operating activities	7,083	5,886

Cash flows from investing activities:
Purchases of short-term investments	(162,363)	(12,281)
Proceeds from sales and maturities of short-term investments	70,123	23,634
Purchases of property and equipment	(4,915)	(7,664)
Businesses purchased, net of cash acquired	(10)	(2,344)

Net cash provided by (used for) investing activities	(97,165)	1,345

Cash flows from financing activities:
Proceeds from issuance of common stock	4,864	10,196
Purchases of treasury stock and net share settlements	(13,539)	(48,449)
Contingent consideration payments related to businesses acquired	(2,032)	(2,000)
Other	(79)	(494)
Excess tax benefit from stock-based compensation	127	6,095

Net cash used for financing activities	(10,659)	(34,652)

Effect of foreign exchange rate changes on cash and cash equivalents	(1,652)	27

Decrease in cash and cash equivalents	(102,393)	(27,394)
Cash and cash equivalents at beginning of quarter	298,133	177,084

Cash and cash equivalents at end of quarter	$195,740	$149,690

See accompanying notes to condensed consolidated financial statements.

Electronics For Imaging, Inc.

Notes to Condensed Consolidated Financial Statements

1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements (“condensed consolidated financial statements”) include the accounts of Electronics For Imaging, Inc. and its subsidiaries (“EFI” or “Company”). All intercompany accounts and transactions have been eliminated in consolidation.

These condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP” or “GAAP”) for interim financial information, rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements, and accounting policies consistent in all material respects with those applied in preparing our audited annual consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014. These condensed consolidated financial statements and accompanying notes should be read in conjunction with our annual consolidated financial statements and the notes thereto for the year ended December 31, 2014, included in our Annual Report on Form 10-K. In the opinion of management, these condensed consolidated financial statements reflect all adjustments, including normal recurring adjustments, management considers necessary for the fair presentation of our financial position, operating results, comprehensive income, and cash flows for the interim periods presented. Our results for the interim periods are not necessarily indicative of results for the entire year.

Recent Accounting Pronouncements

Revenue Recognition. The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, in May 2014. ASU 2014-09 significantly enhances the comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets. The principles-based guidance in ASU 2014-09 provides a framework for addressing revenue recognition issues comprehensively. The standard requires that revenue should be recognized in an amount that reflects the consideration that the entity expects to be entitled in exchange for goods or services, which are referred to as performance obligations.

The guidance requires comprehensive annual and interim disclosures regarding the nature, amount, timing, and uncertainty of recognized revenue. Qualitative and quantitative disclosures will be required regarding:

•	contracts with customers, including revenue and impairments recognized, disaggregation, and information about contract balances and performance obligations,

•

significant judgments and changes in judgments required to determine the timing of satisfaction of performance obligations and determine the transaction price, amounts allocated to performance obligations, and the timing for recognizing revenue resulting from the satisfaction of performance obligations, and

•	assets recognized from the costs to obtain or fulfill a contract.

ASU 2014-09 will be effective in the first quarter of 2017. We are evaluating the impact of ASU 2014-09 on our revenue and results of operations.

Discontinued Operations. In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which is effective in the first quarter of 2015. Under the new guidance, a discontinued operation is a component or group of components of an entity that are either disposed or classified as held for sale and represent a strategic shift that has (or will have) a major effect on our operations and financial results. A strategic shift includes disposal of a major geographic area of operations, major line of business, or other major components of an entity. This differs from current guidance, which defines discontinued operations as disposals of a component of an entity that is a reportable segment, an operating segment, a reporting unit, a subsidiary, or an asset group.

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

Discontinued operations are excluded from income from continuing operations and presented as a separate component of income before income taxes when the requirements of ASU 2014-08 have been met. Condensed consolidated net income is not impacted by the segregation of discontinued operations within the Condensed Consolidated Statements of Operations.

Debt Issuance Costs. In April 2015, the FASB issued ASU 2014-13, Simplifying the Presentation of Debt Issuance Costs, which is effective in the first quarter of 2016. ASU 2013-13 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt, which is consistent with the presentation of debt discounts and premiums. Accordingly, approximately $5.3 million of debt issuance costs will be reclassified from other current assets and other assets to a direct reduction of convertible senior notes, net, during the first quarter of 2016. Retrospective application is required, which will result in the restatement of comparative condensed consolidated balance sheets.

Supplemental Cash Flow Information

	Three months ended March 31,
(in thousands)	2015	2014
Net cash paid for income taxes	$1,381	$1,707

Cash paid for interest expense	$1,278	$41

Acquisition related activities:
Cash paid for businesses purchased, excluding contingent consideration	$10	$2,422
Cash acquired in acquisitions	—	(78)

Net cash paid for businesses purchased, net of cash acquired	$10	$2,344

Non-cash investing and financing activities:
Property and equipment received, but not paid	$1,005	$2,288

2. Earnings Per Share

Net income per basic common share is computed using the weighted average number of common shares outstanding during the period. Net income per diluted common share is computed using the weighted average number of common and dilutive potential common shares outstanding during the period. Potential common shares result from the assumed exercise of outstanding common stock options having a dilutive effect using the treasury stock method, non-vested shares of restricted stock having a dilutive effect, non-vested restricted stock for which the performance criteria have been met, shares to be purchased under our Employee Stock Purchase Plan (“ESPP”) having a dilutive effect, the assumed conversion of our convertible senior notes due June 2019 (“Notes”) having a dilutive effect using the treasury stock method as well as the dilutive effect of our warrants when the stock price exceeds the conversion price of the Notes. Any potential shares that are anti-dilutive as defined in Accounting Standards Codification (“ASC”) 260, Earnings Per Share, are excluded from the effect of dilutive securities.

Performance-based and market-based restricted stock that would be issuable if the end of the reporting period were the end of the vesting period, if the result would be dilutive, are assumed to be outstanding for purposes of determining net income per diluted common share as of the later of the beginning of the period or the grant date in accordance with ASC 260-10-45-48. Accordingly, performance-based RSUs, which vested on various dates during the three months ended March 31, 2015 and 2014, based on achievement of specified performance criteria related to revenue and non-GAAP operating income targets are included in the determination of net income per diluted common share as of the beginning of the period.

Basic and diluted earnings per share for the three months ended March 31, 2015 and 2014 are reconciled as follows (in thousands, except per share amounts):

	Three months ended March 31,
	2015	2014
Basic net income per share:
Net income available to common shareholders	$5,237	$10,082
Weighted average common shares outstanding	47,002	46,886

Basic net income per share	$0.11	$0.22

Diluted net income per share:
Net income available to common shareholders	$5,237	$10,082
Weighted average common shares outstanding	47,002	46,886
Diluted stock options and non-vested restricted stock	854	1,471

Weighted average common shares outstanding for purposes of computing diluted net income per share	47,856	48,357

Diluted net income per share	$0.11	$0.21

Potential shares of common stock that are not included in the determination of diluted net income per share because they are anti-dilutive for the periods presented consist of shares to be purchased under our ESPP having an anti-dilutive effect of less than 0.1 million shares for the three months ended March 31, 2015 and 2014.

The weighted-average number of common shares outstanding does not include the effect of the potential common shares from conversion of our Notes and exercise of our warrants, which were issued in September 2014. The effects of these potentially outstanding shares were not included in the calculation of diluted net income per share because the effect would have been anti-dilutive since the conversion price of the Notes and the strike price of the warrants exceeded the average market price of our common stock. We have the option to pay cash, issue shares of common stock, or any combination thereof for the aggregate amount due upon conversion of the Notes. Our intent is to settle the principal amount of the Notes in cash upon conversion. As a result, only amounts payable in excess of the principal amount of the Notes are considered in diluted net income per share under the treasury stock method. Please refer to Note 6—Convertible Senior Notes, Note Hedges, and Warrants of the Notes to Condensed Consolidated Financial Statements for additional information.

3. Balance Sheet Details

Inventories

Inventories, net of allowances, as of March 31, 2015 and December 31, 2014 are as follows (in thousands):

	March 31, 2015	December 31, 2014
Raw materials	$38,907	$33,903
Work in process	3,177	2,308
Finished goods	39,432	35,921

	$81,516	$72,132

Deferred Cost of Revenue

Deferred cost of revenue related to unrecognized revenue on shipments to customers was $2.2 and $2.0 million as of March 31, 2015 and December 31, 2014, respectively, and is included in other current assets in our Condensed Consolidated Balance Sheets.

Product Warranty Reserves

The changes in product warranty reserves during the three months ended March 31, 2015 and 2014 are as follows (in thousands):

	2015	2014
Balance at January 1,	$9,682	$11,047
Provisions, net of releases	3,557	2,676
Settlements	(3,438)	(3,489)

Balance at March 31,	$9,801	$10,234

Accumulated Other Comprehensive Income (Loss) (“OCI”)

OCI classified within stockholders’ equity in our Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014 are as follows (in thousands):

	March 31, 2015	December 31, 2014
Net unrealized investment gains (losses)	$200	$(141)
Currency translation losses	(13,478)	(7,177)
Net unrealized losses on cash flow hedges	(16)	(39)

Accumulated other comprehensive loss	$(13,294)	$(7,357)

Amounts reclassified out of OCI were less than $0.1 million, net of tax, for the three months ended March 31, 2015 and 2014, and consisted of unrealized gains and losses from investments in debt securities that are reported within interest income and other income (expense), net, in our Condensed Consolidated Statements of Operations.

4. Investments and Fair Value Measurements

We invest our excess cash on deposit with major banks in money market, U.S. Treasury and government-sponsored entity, corporate, municipal, asset-backed, and mortgage-backed residential debt securities. By policy, we invest primarily in high-grade marketable securities. We are exposed to credit risk in the event of default by the financial institutions or issuers of these investments to the extent of amounts recorded in our Condensed Consolidated Balance Sheets.

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

Our available-for-sale short-term investments as of March 31, 2015 and December 31, 2014 are as follows (in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
March 31, 2015
U.S. Government and sponsored entities	$104,171	$101	$(5)	$104,267
Corporate debt securities	278,740	140	(147)	278,733
Municipal securities	1,537	—	—	1,537
Asset-backed securities	23,463	249	(25)	23,687
Mortgage-backed securities – residential	2,562	9	(3)	2,568

Total short-term investments	$410,473	$499	$(180)	$410,792

December 31, 2014
U.S. Government and sponsored entities	$75,993	$34	$(112)	$75,915
Corporate debt securities	218,493	74	(433)	218,134
Municipal securities	2,375	1	—	2,376
Asset-backed securities	19,061	270	(65)	19,266
Mortgage-backed securities – residential	2,898	13	(3)	2,908

Total short-term investments	$318,820	$392	$(613)	$318,599

The fair value and duration that investments, including cash equivalents, have been in a gross unrealized loss position as of March 31, 2015 and December 31, 2014 are as follows (in thousands):

	Less than 12 Months		More than 12 Months		TOTAL
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2015
U.S. Government and sponsored entities	$26,833	$(5)	$—	$—	$26,833	$(5)
Corporate debt securities	136,933	(147)	—	—	136,933	(147)
Asset-backed securities	16,108	(22)	1,144	(3)	17,252	(25)
Mortgage-backed securities – residential	583	(2)	106	(1)	689	(3)

Total	$180,457	$(176)	$1,250	$(4)	$181,707	$(180)

December 31, 2014
U.S. Government and sponsored entities	$120,433	$(112)	$—	$—	$120,433	$(112)
Corporate debt securities	147,141	(433)	—	—	147,141	(433)
Asset-backed securities	14,261	(65)	120	(1)	14,381	(66)
Mortgage-backed securities – residential	640	(2)	—	—	640	(2)

Total	$282,475	$(612)	$120	$(1)	$282,595	$(613)

For fixed income securities that have unrealized losses as of March 31, 2015, we have determined that we do not have the intent to sell any of these investments and it is not more likely than not that we will be required to sell any of these investments before recovery of the entire amortized cost basis. We have evaluated these fixed income securities and determined that no credit losses exist. Accordingly, management has determined that the unrealized losses on our fixed income securities as of March 31, 2015 were temporary in nature.

Amortized cost and estimated fair value of investments as of March 31, 2015 is summarized by maturity date as follows (in thousands):

	Amortized cost	Fair value
Mature in less than one year	$226,226	$226,383
Mature in one to three years	184,247	184,409

Total short-term investments	$410,473	$410,792

Net realized gains of less than $0.1 million from sales of investments were recognized in interest income and other income (expense), net, for the three months ended March 31, 2015. No net realized gains or losses from sales of investments were recognized in interest income and other income (expense), net, for the three months ended March 31, 2014. Net unrealized gains of $0.3 million and net unrealized losses of $0.2 million, respectively, were included in OCI in the accompanying Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, respectively.

Fair Value Measurements

ASC 820, Fair Value Measurement, identifies fair value as the exchange price, or exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As a basis for considering market participant assumptions in fair value measurements, ASC 820 establishes a three-tier fair value hierarchy as follows:

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

Our investments and liabilities measured at fair value have been presented in accordance with the fair value hierarchy specified in ASC 820 as of March 31, 2015 and December 31, 2014 in order of liquidity as follows (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
March 31, 2015
Assets:
Money market funds	$30,803	$30,803	$—	$—
U.S. Government and sponsored entities	104,267	25,806	78,461	—
Corporate debt securities	279,044	—	279,044	—
Municipal securities	1,537	—	1,537	—
Asset-backed securities	23,687	—	23,455	232
Mortgage-backed securities – residential	2,568	—	2,568	—

	$441,906	$56,609	$385,065	$232

Liabilities:
Contingent consideration, current and noncurrent	$9,269	$—	$—	$9,269
Self-insurance	1,518	—	—	1,518

	$10,787	$—	$—	$10,787

December 31, 2014
Assets:
Money market funds	$25,841	$25,841	$—	$—
U.S. Government and sponsored entities	139,206	63,291	75,915	—
Corporate debt securities	233,758	—	233,758	—
Municipal securities	2,376	—	2,376	—
Asset-backed securities	19,266	—	19,012	254
Mortgage-backed securities – residential	2,908	—	2,908	—

	$423,355	$89,132	$333,969	$254

Liabilities:
Contingent consideration, current and noncurrent	$12,277	$—	$—	$12,277
Self-insurance	1,369	—	—	1,369

	$13,646	$—	$—	$13,646

Money market funds consist of $30.8 and $25.8 million, which have been classified as cash equivalents as of March 31, 2015 and December 31, 2014, respectively. U.S. government and sponsored entities securities include $63.3 million, which have been classified as cash equivalents as of December 31, 2014. Corporate debt securities include $0.3 and $15.6 million, which have been classified as cash equivalents as of March 31, 2015 and December 31, 2014, respectively.

Investments are generally classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices or alternative pricing sources with reasonable levels of price transparency. Investments in U.S. Treasury obligations and overnight money market mutual funds have been classified as Level 1 because these securities are valued based on quoted prices in active markets or are actively traded at $1.00 Net Asset Value. There have been no transfers between Level 1 and 2 during the three months ended March 31, 2015 and 2014.

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

In determining whether a credit loss existed, we used our best estimate of the present value of cash flows expected to be collected from each debt security. For asset-backed and mortgage-backed securities, to determine cash flow estimates, including prepayment assumptions, we rely on data from widely accepted third party data sources or internal estimates. In addition to prepayment assumptions, cash flow estimates vary based on assumptions regarding the underlying collateral including default rates, recoveries, and changes in value. Expected cash flows were discounted using the effective interest rate implicit in the securities. Based on this analysis, there were no other-than-temporary impairments, including credit-related impairments, during the three months ended March 31, 2015 and 2014.

Liabilities for Contingent Consideration

Acquisition-related liabilities for contingent consideration (i.e., earnouts) are related to the purchase business combinations of DiMS! organizing print BV (“DIMS”), DirectSmile GmbH (“DirectSmile”), and SmartLinc, Inc. (“SmartLinc”) in 2014, Outback Software Pty. Ltd. doing business as Metrix Software (“Metrix”), GamSys Software SPRL (“GamSys”), and PrintLeader Software (“PrintLeader”) in 2013; and Technique, Inc. and Technique Business Systems Limited (collectively, “Technique”), Online Print Marketing Ltd. and DataCreation Pty. Ltd. together doing business as Online Print Solutions (“OPS”), Metrics Sistemas de Informação, Serviços e Comércio Ltda. and Metrics Sistemas de Informação e Serviço Ltda. (collectively, “Metrics”), FXcolors (“FX Colors”), and Creta Print S.L. (“Cretaprint”) in 2012.

The fair value of these earnouts is estimated to be $ 9.3 and $12.3 million as of March 31, 2015 and December 31, 2014, respectively, by applying the income approach in accordance with ASC 805-30-25-5, Business Combinations. Key assumptions include discount rates between 4.2% and 6.4% and probability-adjusted revenue and gross profit levels. Probability-adjusted revenue and gross profit are significant input that are not observable in the market, which ASC 820-10-35 refers to as Level 3 inputs. These contingent liabilities have been reflected in the Condensed Consolidated Balance Sheet as of March 31, 2015 as current and noncurrent liabilities of $5.6 and $3.7 million, respectively.

The SmartLinc earnout performance probability percentage was reduced in 2015. The OPS, Technique, and DIMS earnout performance probability percentages were reduced or not achieved in 2014, partially offset by increased performance achievement with respect to the Metrics earnout performance target in 2014. Consequently, the decrease in the fair value of contingent consideration was $0.1 and $4.5 million, partially offset by $0.1 and $0.7 million of earnout interest accretion related to all acquisitions, during the three months and year ended March 31, 2015 and December 31, 2014, respectively. In accordance with ASC 805-30-35-1, changes in the fair value of contingent consideration subsequent to the acquisition date have been recognized in general and administrative expense.

Earnout payments during the three months ended March 31, 2015 of $2.0 million are primarily related to the previously accrued Technique contingent consideration liability. Earnout payments during the year ended December 31, 2014 of $6.2, $4.5, $2.0, and $1.2 million are primarily related to the previously accrued Cretaprint, Metrics, Technique, and GamSys contingent consideration liabilities, respectively.

Changes in the fair value of contingent consideration are summarized as follows (in thousands):

Fair value of contingent consideration at January 1, 2013	$21,052

Fair value of SmartLinc contingent consideration at January 16, 2014	1,546
Fair value of DirectSmile contingent consideration at July 18, 2014	4,162
Fair value of DIMS contingent consideration at September 15, 2014	4,456
Changes in valuation	(3,813)
Payments	(14,047)
Foreign currency adjustment	(1,079)

Fair value of contingent consideration at December 31, 2014	$12,277

Changes in valuation	(15)
Payments	(2,032)
Foreign currency adjustment	(961)

Fair value of contingent consideration at March 31, 2015	$9,269

Since the primary inputs to the fair value measurement of the contingent consideration liability are the discount rate and probability-adjusted revenue, we reviewed the sensitivity of the fair value measurement to changes in these inputs. We assessed the probability of achieving the revenue performance targets for the contingent consideration associated with each acquisition at percentage levels between 60% and 100% as of each respective acquisition date based on an assessment of the historical performance of each acquired entity, our current expectations of future performance, and other relevant factors. A change in probability-adjusted revenue of five percentage points from the level assumed in the current valuations would result in an increase in the fair value of contingent consideration of $0.7 million or a decrease of $0.8 million resulting in a corresponding adjustment to general and administrative expense. Likewise, a change in the discount rate of one percentage point results in a change in the fair value of contingent consideration of $0.1 million.

Liability for Self-Insurance

We are partially self-insured for certain losses related to employee medical and dental coverage, excluding employees covered by health maintenance organizations. We generally have an individual stop loss deductible of $125 thousand per enrollee unless specific exposures are separately insured. We have accrued a contingent liability of $1.5 and $1.4 million as of March 31, 2015 and December 31, 2014, respectively, which are not discounted, based upon examination of historical trends, historical actuarial analysis, our claims experience, and other various estimates. The primary estimates used in the development of our accrual include total plan enrollment (including employee contributions), population demographics, and historical claims costs incurred, which are significant inputs that are not observable in the market, which ASC 820-10-35 refers to as Level 3 inputs.

Changes in the contingent liability for self-insurance are summarized as follows (in thousands):

Fair value of self-insurance liability at January 1, 2013	$2,554
Additions to reserve	12,146
Employee contributions	2,291
Less: insurance claims and administrative fees paid	(15,622)

Fair value of self-insurance liability at December 31, 2014	$1,369

Additions to reserve	3,293
Employee contributions	579
Less: insurance claims and administrative fees paid	(3,723)

Fair value of self-insurance liability at March 31, 2015	$1,518

ASC 820-10-50-2 requires a narrative description of the sensitivity of recurring fair value measurements to changes in unobservable inputs if a change in those inputs might result in a significantly higher or lower fair value measurement. Changes in unobservable inputs to the fair value measurement of the self-insurance liability will not materially impact the fair value estimate.

Fair Value of Derivative Instruments

We utilize the income approach to measure the fair value of our derivative assets and liabilities under ASC 820. The income approach uses pricing models that rely on market observable inputs such as yield curves, currency exchange rates, and forward prices, and are therefore classified as Level 2 measurements. The notional amount of our derivative assets and liabilities was $80.8 and $89.5 million as of March 31, 2015 and December 31, 2014, respectively. The fair value of our derivative assets and liabilities that were designated for cash flow hedge accounting treatment having notional amounts of $3.0 and $2.9 million as of March 31, 2015 and December 31, 2014, respectively, was not material.

Fair Value of Convertible Senior Notes

In September 2014, we issued $345 million aggregate principal amount of 0.75% Convertible Senior Notes due 2019 (“Notes”). The Notes are carried at their original issuance value, net of unamortized debt discount, and are not marked to market each period. The approximate fair value of the Notes as of March 31, 2015 was approximately $352 million and was considered a Level 2 fair value measurement. Fair value was estimated based upon actual quotations obtained at the end of the reporting period or the most recent date available. A substantial portion of the market value of our Notes in excess of the outstanding principal amount relates to the conversion premium.

5. Accounts Receivable

Financing Receivables

We had financing receivables of $5.0 and $2.6 million consisting of $3.5 and $1.3 million of sales-type lease receivables, included within other current assets and other assets, and $1.5 and $1.3 million of trade receivables having a contractual maturity in excess of 360 days at March 31, 2015 and December 31, 2014, respectively. The credit quality of financing receivables are evaluated on the same basis as trade receivables. We have not experienced material amounts of past due financing receivables.

Accounts Receivable Sales Arrangements

In accordance with ASC 860-20, Transfers and Servicing, trade receivables are derecognized from our Condensed Consolidated Balance Sheet when sold to third parties upon determining that such receivables are presumptively beyond the reach of creditors in a bankruptcy proceeding. The recourse obligation is measured using market data from similar transactions and the servicing liability is determined based on the fair value that a third party would charge to service these receivables. These liabilities were determined to not be material at March 31, 2015 and December 31, 2014.

We have facilities in Spain that enable us to sell to third parties, on an ongoing basis, certain trade receivables without recourse. Trade receivables sold without recourse are generally short-term receivables with payment due dates of less than one year, which are secured by international letters of credit. Trade receivables sold under these facilities were $0.8 million during the three months ended March 31, 2015 and $6.2 million during the year ended December 31, 2014, which approximates the cash received.

We have facilities in the U.S. that enable us to sell to third parties, on an ongoing basis, certain trade receivables with recourse. Trade receivables sold with recourse are generally short-term receivables with payment due dates of less than 10 days from the date of sale, which are subject to a servicing obligation. Trade receivables sold under these facilities were $4.5 million during the three months ended March 31, 2015 and $20.8 million during the year ended December 31, 2014, which approximates the cash received.

We report collections from the sale of trade receivables to third parties as operating cash flows in the Condensed Consolidated Statements of Cash Flows.

6. Convertible Senior Notes (“Notes”), Note Hedges, and Warrants

0.75% Convertible Senior Notes Due 2019

In September 2014, we completed a private placement of $345 million principal amount of 0.75% Convertible Senior Notes due 2019 (“Notes”). The Notes were sold to the initial purchasers for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The net proceeds from this private placement were approximately $336.4 million, after deducting the initial purchasers’ commissions and the offering expenses payable by us. We used approximately $29.4 million of the net proceeds to pay the cost of the Note Hedges described below (after such cost was partially offset by the proceeds from the Warrant transactions also described below).

The Notes are senior unsecured obligations of EFI with interest payable semiannually in arrears on March 1 and September 1 of each year, commencing March 1, 2015. The Notes are not callable and will mature on September 1, 2019, unless previously purchased or converted in accordance with their terms prior to such date. Holders of the Notes who convert in connection with a “fundamental change,” as defined in the indenture governing the Notes (“Indenture”), may require us to purchase for cash all or any portion of their Notes at a purchase price equal to 100 percent of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any.

The initial conversion rate is 18.9667 shares of common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $52.72 per share of common stock. Upon conversion of the Notes, holders will receive cash, shares of common stock or a combination thereof, at our election. Our intent is to settle the principal amount of the Notes in cash upon conversion. If the conversion value exceeds the principal amount, we would deliver shares of our common stock for our conversion obligation in excess of the aggregate principal amount. As of March 31, 2015, none of the conditions allowing holders of the Notes to convert had been met.

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

The Notes consist of the following as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014
Liability component	$345,000	$345,000
Less: debt discount, net of amortization	57,333	60,182

Net carrying amount	$287,667	$284,818

Equity component	$63,643	$63,643
Less: debt issuance costs allocated to equity	(1,582)	(1,582)

Net carrying amount	$62,061	$62,061

Interest expense recognized related to the Notes during the three months ended March 31, 2015 was as follows (in thousands):

0.75% coupon	$647
Amortization of debt issuance costs	342
Amortization of debt discount	2,849

$3,838

Note Hedges

We entered into convertible note hedge transactions with respect to our common stock (“Note Hedges”). In September 2014, we paid an aggregate of $63.9 million for the Note Hedges. The Note Hedges will expire upon maturity of the Notes. The Note Hedges are intended to offset the potential dilution upon conversion of the Notes and/or offset any cash payments we are required to make in excess of the principal amount upon conversion of the Notes in the event that the market value per share of our common stock, as measured under the terms of the Note Hedges, is greater than the strike price of the Note Hedges. The strike price of the Note Hedges initially correspond to the conversion price of the Notes and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion price of the Notes. The Note Hedges are separate transactions and are not part of the Notes. Holders of the Notes will not have any rights with respect to the Note Hedges.

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

Income tax reporting on the Note Hedges

We have elected to integrate the Notes with the Note Hedges to create a synthetic debt instrument, which results in an original issue discount (“OID”) debt instrument for income tax reporting purposes; therefore, the cost of the Note Hedges will be accounted for as interest expense over the term of the Notes for income tax reporting purposes. The associated income tax benefit of $23.8 million established upon issuance of the Notes will be realized over the term of the Notes and was recorded as an increase to both noncurrent deferred tax assets and additional paid-in-capital. Over the term of the Notes, the additional interest expense deducted for income tax purposes will reduce noncurrent deferred tax assets. During the three months ended March 31, 2015, tax benefits of $1.1 million associated with the additional interest deductions was accounted for as a reduction to non-current deferred tax assets.

7. Income taxes

We recognized tax provisions of $1.1 and $0.6 million on pretax net income of $6.3 and $10.7 million during the three months ended March 31, 2015 and 2014, respectively. The provisions for income taxes before discrete items were $1.8 and $3.6 million during the three months ended March 31, 2015 and 2014, respectively. The decrease in the provision for income taxes before discrete items for the three months ended March 31, 2015, compared with the same period in the prior year, is primarily due to the decrease in profitability before income taxes and increased income earned in jurisdictions with tax rates lower than the statutory U.S. tax rate of 35%.

Primary differences between our recorded tax provision rate and the U.S. statutory rate of 35% include lower taxes on permanently reinvested foreign earnings, the tax effects of stock-based compensation expense pursuant to ASC 718-740, Stock Compensation – Income Taxes, which are non-deductible for tax purposes, and during the three months ended March 31, 2014, we recorded a $3.1 million tax benefit related to the increased valuation of intangible assets for Brazilian tax reporting resulting from the merger of our Brazilian subsidiaries.

Our tax provision before discrete items is reconciled to our recorded provision for income taxes for the three months ended March 31, 2015 and 2014 as follows (in millions):

	Three months ended March 31,
	2015	2014
Provision for income taxes before discrete items	$1.8	$3.6
Interest related to unrecognized tax benefits	0.1	0.1
Benefit related to restructuring and other expense	—	(0.1)
Benefit related to merger of Brazilian entities	—	(3.1)
Non-deductible stock compensation charge	—	0.3
Benefit related to US transfer pricing adjustment	(0.4)	—
Benefit related to Spanish statutory and tax intangibles write-off	(0.3)	—
Tax deductions related to ESPP dispositions	(0.1)	(0.2)

Provision for (benefit from) income taxes	$1.1	$0.6

As of March 31, 2015 and December 31, 2014, gross unrecognized benefits that would affect the effective tax rate if recognized were $32.4 and $32.1 million, respectively. Over the next twelve months, our existing tax positions will continue to generate increased liabilities for unrecognized tax benefits. It is reasonably possible that our gross unrecognized tax benefits will decrease up to $4.2 million in the next twelve months. These adjustments, if recognized, would positively impact our effective tax rate, and would be recognized as additional tax benefits in our Condensed Consolidated Statements of Operations.

In accordance with ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, we recorded $19.5 million of gross unrecognized tax benefits as an offset to deferred tax assets as of March 31, 2015, and the remaining $15.8 million has been recorded as non-current income taxes payable.

We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of March 31, 2015 and December 31, 2014, we have accrued $1.1 and $0.9 million, respectively, for potential payments of interest and penalties.

As of March 31, 2015, we were subject to examination by the Internal Revenue Service for the 2011-2013 tax years, state tax jurisdictions for the 2010-2013 tax years, the Netherlands tax authority for the 2012- 2013 tax years, and the Spanish tax authority for the 2010-2013 tax years.

8. Commitments and Contingencies

Contingent Consideration

We are required to make payments to the former stockholders of acquired companies based on the achievement of specified performance targets. The fair value of these earnouts is estimated to be $9.3 and $12.3 million at March 31, 2015 and December 31, 2014, respectively, by applying the income approach in accordance with ASC 805-30-25-5. The potential undiscounted amount of future contingent consideration cash payments that we could be required to make related to our business acquisitions, beyond amounts currently accrued, is $6.7 million as of March 31, 2015.

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

We have accrued a contingent liability of $1.5 and $1.4 million as of March 31, 2015 and December 31, 2014, respectively, which represents an allocation of the ultimate claims cost that will be incurred through year end. The estimated liability is not discounted and is established based upon analysis of historical data supplied by our insurance carrier and an internal update on March 31, 2015 of the actuarial analysis that we previously obtained at December 31, 2014. We will further refine our accrual at December 31, 2015 based upon appropriate actuarial analysis and estimates.

Lease Commitments and Contractual Obligations

As of March 31, 2015, we have leased certain of our current facilities under noncancellable operating lease agreements. We are required to pay property taxes, insurance, and nominal maintenance costs for certain of these facilities and any increases over the base year of these expenses on the remainder of our facilities.

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

As of March 31, 2015, we are subject to the matter discussed below.

Componex Corporation (“Componex”) vs. EFI

Componex, Inc. is a manufacturer of rolls used in machines handling continuous sheets of product and is a supplier for certain products in our VUTEk product line. On May 30, 2013, Componex filed an action in the United States District Court for the Western District of Wisconsin alleging that rolls supplied to EFI by other vendors infringe two patents held by Componex. We moved for summary judgment that, among other things, Componex’s patents are not valid and that, even if they are, the rolls supplied and used in our products do not infringe the patents. Componex also moved for summary judgment of infringement. In November 2014, the district court granted summary judgment that one of the two patents at issue is invalid, that there is no evidence of infringement of the other patent at issue, and entered judgment in favor of EFI. On December 4, 2014, Componex filed its notice of appeal to the United States Court of Appeals for the Federal Circuit. The appeal is currently pending.

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

Other Matters

As of March 31, 2015, we were subject to claims, lawsuits, investigations, and proceedings in addition to the matter discussed above. There is at least a reasonable possibility that additional losses may be incurred in excess of the amounts that we have accrued. However, we believe that these claims are not material to our financial statements or the range of reasonably possible losses is not reasonably estimable. Litigation is inherently unpredictable, and while we believe that we have valid defenses with respect to legal matters pending against us, our financial statements could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies or because of the diversion of management’s attention and the incurrence of significant expenses.

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

We classify our revenue, operating segment profit (i.e., gross profit), assets, and liabilities in accordance with our operating segments as follows:

Industrial Inkjet, which consists of our VUTEk super-wide format, EFI wide format, Jetrion label and packaging, and Cretaprint ceramic tile decoration industrial digital inkjet printers; digital ultra-violet (“UV”), light emitting diode (“LED”), ceramic, textile dye sublimation, and thermoforming ink; digital inkjet printer parts; and professional services. Printing surfaces include paper, vinyl, corrugated, textile, glass, plastic, aluminum composite, ceramic tile, and many other flexible and rigid substrates.

Productivity Software, which consists of a complete software suite that enables efficient and automated end-to-end business and production workflows for the print and packaging industry. This Productivity Suite also provides tools to enable revenue growth, efficient scheduling, and optimization of processes, equipment, and personnel. Customers are provided the financial and technical flexibility to deploy locally within their business or to be hosted in the cloud. The Productivity Suite addresses all segments of the print industry and consists of: (i) a Packaging Productivity Suite with Radius at its core, (ii) a Commercial Print Productivity Suite with Monarch at its core, for enterprise print customers (iii) an SMB Productivity Suite with Pace at its core, for small and medium size print businesses (“SMB”), and (iv) Value Add Products (available with the suite and standalone) such as web-to-print, e-commerce, cross media marketing, warehousing, fulfillment, shop floor data collection, and shipping to reduce costs, increase profits, and offer new products and services to their existing and future customers.

Fiery, which consists of digital front ends (“DFEs”) that transform digital copiers and printers into high performance networked printing devices for the office and commercial printing market. This operating segment is comprised of (i) stand-alone DFEs connected to digital printers, copiers, and other peripheral devices, (ii) embedded DFEs and design-licensed solutions used in digital copiers and multi-functional devices, (iii) optional software integrated into our DFE solutions such as Fiery Central and Command WorkStation, (iv) Fiery Self Serve, our self-service and payment solution, (v) PrintMe, our mobile printing application, and (vi) stand-alone software-based solutions such as our proofing and scanning solutions.

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

Operating segment profit (i.e., gross profit), excluding stock-based compensation expense, for the three months ended March 31, 2015 and 2014 is summarized as follows (in thousands):

	Three months ended March 31,
	2015	2014
Industrial Inkjet
Revenue	$87,607	$87,944
Gross profit	29,572	32,837
Gross profit percentages	33.8%	37.3%
Productivity Software
Revenue	$31,107	$31,693
Gross profit	22,418	22,841
Gross profit percentages	72.1%	72.1%
Fiery
Revenue	$75,840	$69,051
Gross profit	54,391	47,829
Gross profit percentages	71.7%	69.3%

A reconciliation of our segment gross profit to our condensed consolidated statements of operations for the three months ended March 31, 2015 and 2014 is as follows (in thousands):

	Three months ended March 31,
	2015	2014
Segment gross profit	$106,381	$103,507
Stock-based compensation expense	(824)	(532)
Other items excluded from segment profit	(117)	—

Gross profit	$105,440	$102,975

Tangible and intangible assets, net of liabilities, are summarized by operating segment as follows (in thousands):

March 31, 2015	Industrial Inkjet	Productivity Software	Fiery	Corporate and Unallocated Net Assets	Total
Goodwill	$56,731	$116,937	$63,415	$—	$237,083
Identified intangible assets, net	25,594	30,352	1,004	—	56,950
Tangible assets, net of liabilities	122,960	(13,664)	33,593	352,482	495,371

Net tangible and intangible assets	$205,285	$133,625	$98,012	$352,482	$789,404

December 31, 2014
Goodwill	$59,124	$121,486	$64,833	$—	$245,443
Identified intangible assets, net	26,935	34,425	1,211	—	62,571
Tangible assets, net of liabilities	97,994	(8,808)	23,017	368,472	480,675

Net tangible and intangible assets	$184,053	$147,103	$89,061	$368,472	$788,689

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

Our revenue by ship-to destination for the three months ended March 31, 2015 and 2014 was as follows (in thousands):

	Three months ended March 31,
	2015	2014
Americas	$107,714	$100,981
Europe, Middle East, and Africa (“EMEA”)	60,128	60,541
Asia Pacific (“APAC”)	26,712	27,166
Japan	8,207	5,817
APAC, ex Japan	18,505	21,349

Total revenue	$194,554	$188,688

10. Derivatives and Hedging

We are exposed to market risk and foreign currency exchange risk from changes in foreign currency exchange rates, which could affect operating results, financial position, and cash flows. We manage our exposure to these risks through our regular operating and financing activities and, when appropriate, through the use of derivative financial instruments. These derivative financial instruments are used to hedge monetary assets and liabilities, including intercompany balances and trade receivables, as well as to reduce earnings and cash flow volatility resulting from shifts in market rates. Our objective is to offset gains and losses resulting from these exposures with losses and gains on the derivative contracts used to hedge them, thereby reducing volatility of earnings or protecting fair values of assets and liabilities. We do not have any leveraged derivatives, nor do we use derivative contracts for speculative purposes. ASC 815, Derivatives and Hedging, requires the fair value of all derivative instruments, including those embedded in other contracts, to be recorded as assets or liabilities in our Condensed Consolidated Balance Sheet. The related cash flow impacts of our derivative contracts are reflected as cash flows from operating activities.

Our exposures are related to non-U.S. dollar-denominated revenue in Europe, Japan, the U.K., Latin America, China, Australia, and New Zealand and are primarily related to non-U.S. dollar-denominated operating expenses in Europe, India, Japan, the U.K., China, Brazil, and Australia. We hedge our operating expense cash flow exposure in Indian rupees. We hedge remeasurement exposure associated with Brazilian real, British pound sterling, and Euro-denominated intercompany loans, British pound sterling and Euro-denominated trade receivables, and Indian rupee-denominated net monetary assets. As of March 31, 2015, we had not entered into hedges against any other currency exposures.

By their nature, derivative instruments involve, to varying degrees, elements of market and credit risk. The market risk associated with these instruments resulting from currency exchange movement is expected to offset the market risk of the underlying transactions, assets, and liabilities being hedged (e.g., operating expense exposure in Indian rupees, the collection of British pound sterling and Euro-denominated trade receivables, or the settlement of Brazilian real, British pound sterling, and Euro-denominated intercompany loans). We do not believe there is significant risk of loss from non-performance by the counterparty associated with these instruments because, by policy, we deal with counterparties having a minimum investment grade or better credit rating. Credit risk is managed through the continuous monitoring of exposures to such counterparties.

Cash Flow Hedges

Foreign currency derivative contracts with notional amounts of $3.0 and $2.9 million and net asset/liability amounts that are immaterial have been designated as cash flow hedges of our Indian rupee operating expense exposure at March 31, 2015 and December 31, 2014, respectively. The changes in fair value of these contracts are reported as a component of OCI and reclassified to operating expense in the periods of payment of the hedged operating expenses. The amount of ineffectiveness that was recorded in the Condensed Consolidated Statements of Operations for these designated cash flow hedges was immaterial. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.

Balance Sheet Hedges

Forward contracts not designated as hedging instruments with notional amounts of $77.8 and $86.6 million are used to hedge foreign currency balance sheet exposures at March 31, 2015 and December 31, 2014, respectively. They are not designated for hedge accounting treatment since there is a natural offset for the remeasurement of the underlying foreign currency denominated asset or liability. We recognize changes in the fair value of non-designated derivative instruments in earnings in the period of change. Gains (losses) on foreign currency forward contracts used to hedge balance sheet exposures are recognized in interest income and other income (expense), net, in the same period as the remeasurement gain (loss) of the related foreign currency denominated assets and liabilities. Forward contracts not designated as hedging instruments consist of hedges of Brazilian real, British pound sterling, and Euro-denominated intercompany loans with notional amounts of $54.8 and $63.8 million at March 31, 2015 and December 31, 2014, respectively, hedges of British pound sterling and Euro-denominated trade receivables with notional amounts of $23.0 and $20.8 million at March 31, 2015 and December 31, 2014, respectively, and hedges of Indian rupee net monetary assets with notional amounts of $1.9 million at December 31, 2014.

11. Restructuring and Other

During the three months ended March 31, 2015 and 2014, cost reduction actions were taken to lower our quarterly operating expense run rate as we analyze and re-align our cost structure following our business acquisitions. These charges primarily relate to cost reduction actions undertaken to integrate recently acquired businesses, consolidate facilities, and lower our quarterly operating expense run rate. Restructuring and other consists primarily of restructuring, severance, retention, facility downsizing and relocation, and acquisition integration expenses. Our restructuring and other plans are accounted for in accordance with ASC 420, Exit or Disposal Cost Obligations, ASC 712, Compensation – Non-Retirement Postemployment Benefits, and ASC 820.

Restructuring and other costs for the three months ended March 31, 2015 and 2014 were $1.0 and $1.1 million, respectively. Restructuring and other charges include severance costs of $0.7 and $0.6 million, which resulted from head count reductions of 34 and 35 for the three months ended March 31, 2015 and 2014, respectively. Severance costs include severance payments, related employee benefits, outplacement fees, and employee relocation costs.

Facilities relocation and downsizing costs for the three months ended March 31, 2015 and 2014 were $0.4 and $0.1 million, respectively. Facilities restructuring and other costs primarily related to the relocation of certain manufacturing and administrative locations to accommodate additional space requirements. Integration expenses for the three months ended March 31, 2014 of $0.4 million were required to integrate our business acquisitions.

Restructuring and other reserve activities for the three months ended March 31, 2015 and 2014 are summarized as follows (in thousands):

	2015	2014
Reserve balance at January 1,	$2,102	$873
Restructuring charges	882	401
Other charges	148	691
Payments	(1,023)	(956)

Reserve balance at March 31,	$2,109	$1,009

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

Stock-based compensation expense related to stock options, ESPP purchases, and RSUs under ASC 718 for the three months ended March 31, 2015 and 2014 is summarized as follows (in thousands):

	Three months ended March 31,
	2015	2014
Employee stock options	$34	$86
RSUs	7,679	7,813
ESPP	1,179	564

Total stock-based compensation	8,892	8,463
Income tax benefit	(1,979)	(2,280)

Stock-based compensation expense, net of tax	$6,913	$6,183

Valuation Assumptions for Stock Options and ESPP Purchases

We use the Black-Scholes-Merton (“BSM”) option pricing model to value stock-based compensation for all equity awards, except market-based awards, which are valued using the Monte Carlo valuation model.

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

Stock options were not granted during the three months ended March 31, 2015 and 2014. ESPP purchase rights and the underlying weighted average assumptions for the three months ended March 31, 2015 and 2014 are as follows:

	Three months ended March 31,
	2015	2014
Weighted average fair value per share	$10.17	$10.81
Expected volatility	26% - 28%	25% - 28%
Risk-free interest rate	0.1% - 0.5%	0.1% - 0.3%
Expected term (in years)	0.5 - 2.0	0.5 - 2.0

Stock options outstanding and exercisable, including performance-based and market-based options, as of March 31, 2015 and activity for the three months ended March 31, 2015 are summarized below (in thousands, except weighted average exercise price and remaining contractual term):

	Shares outstanding	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Options outstanding at January 1, 2015	567	$13.67
Options granted	—	—
Options forfeited and expired	—	—
Options exercised	(4)	$15.41

Options outstanding at March 31, 2015	563	$13.66	2.71	$15,813

Options vested and expected to vest at March 31, 2015	560	$13.65	2.71	$15,729

Options exercisable at March 31, 2015	509	$13.50	2.61	$14,370

Aggregate intrinsic value for stock options represents the difference between the closing price per share of our common stock on the last trading day of the fiscal period and the option exercise price multiplied by the number of in-the-money stock options outstanding, vested and expected to vest, and exercisable at March 31, 2015.

Non-vested RSUs, including performance-based and market-based RSUs, as of March 31, 2015 and activity during the three months ended March 31, 2015 are summarized below (shares in thousands):

	Shares	Weighted average grant date fair value
Non-vested at January 1, 2015	2,003	$35.91
Restricted stock granted	325	38.69
Restricted stock vested	(196)	40.29
Restricted stock forfeited	(271)	39.78

Non-vested at March 31, 2015	1,861	$35.37

Vested RSUs

Performance-based RSUs that vested based on annual financial results are included in the period that the performance criteria were met. The grant date fair value of RSUs vested during the three months ended March 31, 2015 was $7.9 million. The aggregate intrinsic value at March 31, 2015 for RSUs expected to vest was $68.5 million and the remaining weighted average vesting period was 1.09 years. Aggregate intrinsic value for RSUs vested and expected to vest represents the closing price per share of our common stock on the last trading day of the fiscal period, multiplied by the number of RSUs vested and expected to vest as of March 31, 2015.

Performance-based and Market-based RSUs and Stock Options

Performance-based and market-based RSUs and stock options included in the tables above as of March 31, 2015 and activity for the three months ended March 31, 2015 are summarized below (in thousands):

	Performance-based		Market-based
	RSUs	Stock Options	RSUs
Non-vested at December 31, 2014	852	16	34

Granted	293	—	—
Vested	(161)	—	—
Forfeited	(163)	—	(26)

Non-vested at March 31, 2015	821	16	8

We use the BSM option pricing model to value performance-based awards. We use a Monte Carlo option pricing model to value market-based awards. Performance-based stock options, market-based RSUs, and market -based stock options were not granted during the three months ended March 31, 2015. The estimated grant date fair value per share of performance-based and market-based RSUs granted and the assumptions used to estimate grant date fair value for the three months ended March 31, 2015 are as follows:

	Performance-based	Market-based
	RSUs	RSUs
Three months ended March 31, 2015 Grants
Grant date fair value per share	$38.64
Service period (years)	1.0 - 2.0
Derived service period (years)
Implied volatility
Risk-free interest rate

Three months ended March 31, 2014 Grants
Grant date fair value per share	$39.70 to $40.20	$32.10
Service period (years)	1.0 - 3.0
Derived service period (years)		1.53
Implied volatility		35.0%
Risk-free interest rate		2.3%

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

13. Common Stock Repurchase Programs

On November 6, 2013, the board of directors approved the repurchase of $200 million of outstanding common stock. This authorization expires in November 2016. Under this publicly announced plan, we repurchased 1.8 million shares for an aggregate purchase price of $76.8 million during the year ended December 31, 2014. We repurchased 0.3 million shares for an aggregate purchase price of $11.0 million during the three months ended March 31, 2015.

Our employees have the option to surrender shares of common stock to satisfy their tax withholding obligations that arise on the vesting of RSUs. In addition, certain employees can surrender shares to satisfy the exercise price of certain stock options and any tax withholding obligations incurred in connection with such exercises or tax obligations incurred in connection with RSUs. Employees surrendered 0.1 and 0.3 million shares for an aggregate purchase price of $2.5 and $14.2 million during the three months ended March 31, 2015 and 2014, respectively.

These repurchased shares reduce shares outstanding and are recorded as treasury stock under the cost method thereby reducing stockholders’ equity by the cost of the repurchased shares. Our buyback program is limited by SEC regulations and is subject to compliance with our insider trading policy.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This Quarterly Report on Form 10-Q (“Report”), including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and the future results of the Company that are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the management of the Company. Words such as “anticipate,” “believe,” “continue,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “potential,” “project,” “seek,” “should,” “target,” “will,” variations of such words, and similar expressions are intended to identify such forward-looking statements. Such statements reflect the current views of the Company and its management with respect to future events and are subject to certain risks, uncertainties, and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company’s actual results, performance, or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Report under the section entitled “Risk Factors” in Item 1A of Part II of this report and Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2014 and elsewhere and in other reports the Company files with the SEC. The following discussion should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and the condensed consolidated financial statements and notes thereto included elsewhere in this Report. The Company assumes no obligation to revise or update these forward-looking statements to reflect actual results, events, or changes in factors or assumptions affecting such forward-looking statements.

Business Overview

We are a world leader in customer-centric digital printing innovation focused on the transformation of the printing, packaging, and ceramic tile decorative industries from the use of traditional analog based presses to digital on-demand printing.

Our products include industrial super-wide, wide format, label and packaging, and ceramic tile decoration digital inkjet printers that utilize our digital ink, digital inkjet printer parts, and professional services; print production workflow, web-to-print, cross-media marketing, and business process automation solutions; and color DFEs creating an on-demand digital printing ecosystem. Our inks include digital UV, LED, ceramic, textile dye sublimation, and thermoforming ink. Our award-winning business process automation solutions are integrated from creation to print and are vertically integrated with our industrial digital inkjet printers and products produced by the leading printer manufacturers that are driven by our Fiery DFEs.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make judgments, assumptions, and estimates that affect the amounts reported. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably possible could materially impact the financial statements. Management believes there have been no significant changes during the three months ended March 31, 2015 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2014.

Recent Accounting Pronouncements

See Note 1 of our Notes to Condensed Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption.

Overview

Key financial results for the three months ended March 31, 2015 were as follows:

•

Our results of operations for the three months ended March 31, 2015 compared with the three months ended March 31, 2014 reflect revenue growth, comparable gross profit, consistent operating expenses as a percentage of revenue, interest expense related to our Notes, and increased foreign exchange loss. Our revenue growth was driven by increased revenue in the Fiery operating segment. We completed our acquisitions of DIMS, DirectSmile, Rhapso S.A. (“Rhapso”), and SmartLinc in 2014. Their results are included in our results of operations commencing on their respective acquisition dates.

•

Our consolidated revenue increased by 3%, or $5.9 million, during the three months ended March 31, 2015, compared with the three months ended March 31, 2014. Fiery revenue increased by $6.8 million during the three months ended March 31, 2015 compared with the three months ended March 31, 2014. Industrial Inkjet and Productivity Software revenue decreased by $0.3 and $0.6 million, respectively, during the three months ended March 31, 2015 compared with the three months ended March 31, 2014. Recurring ink and maintenance revenue increased by 8% during the three months ended March 31, 2015 compared with the same period in the prior year and represented 29% of consolidated revenue.

•

Our gross profit percentage was comparable at 54% and 55% during the three months ended March 31, 2015 and 2014, respectively. The increase in the Fiery operating segment gross margin percentage of 2.4 points was offset by the decreased Industrial Inkjet operating segment gross margin percentage of 3.5 points.

•

Operating expenses were 49% of revenue during the three months ended March 31, 2015 and 2014. Operating expenses increased by $2.2 million, or 2%, during the three months ended March 31, 2015, compared with the three months ended March 31, 2014, but were comparable as a percentage of revenue due to the 3% increase in revenue during the three months ended March 31, 2015.

•	The interest expense increase of $3.9 million during the three months ended March 31, 2015 compared with the three months ended March 31, 2014 is primarily related to our Notes.

•

Interest income and other income (expense), net, decreased from a gain of $0.1 million during the three months ended March 31, 2014, to a loss of $0.7 million during the three months ended March 31, 2015, primarily due to an increased foreign exchange loss of $0.9 million during the three months ended March 31, 2015, compared to the three months ended March 31, 2014, resulting primarily from revaluation of foreign currency denominated net assets (mainly denominated in Euros, British pounds sterling, and Indian rupees), partially offset by increased investment income.

•

We recognized tax provisions of $1.1 and $0.6 million on pre-tax operating income of $6.3 and $10.7 million during the three months ended March 31, 2015 compared with the three months ended March 31, 2014. We recognized a $3.1 million tax benefit during the three months ended March 31, 2014, related to the increased valuation of intangible assets for Brazilian tax reporting resulting from the merger of our Brazilian subsidiaries.

Results of Operations

Our Condensed Consolidated Statements of Operations as a percentage of total revenue for the three months ended March 31, 2015 and 2014 is as follows:

	Three months ended March 31,
	2015	2014
Revenue	100%	100%
Gross profit	54	55
Operating expenses:
Research and development	17	17
Sales and marketing	19	19
General and administrative	9	9
Restructuring and other	1	1
Amortization of identified intangibles	3	3

Total operating expenses	49	49

Income from operations	5	6
Interest expense	(2)	—
Interest income and other income (expense), net	—	—

Income before income taxes	3	6
Provision for income taxes	—	(1)

Net income	3%	5%

Revenue

We classify our revenue, gross profit, assets, and liabilities in accordance with our three operating segments as follows:

“Industrial Inkjet,” which consists of our VUTEk super-wide format, EFI wide format, Jetrion label and packaging, and Cretaprint ceramic tile decoration industrial digital inkjet printers; digital UV, LED, ceramic, textile dye sublimation, and thermoforming ink; digital inkjet printer parts; and professional services. Printing surfaces include paper, vinyl, corrugated, textile, glass, plastic, aluminum composite, ceramic tile, and many other flexible and rigid substrates.

“Productivity Software,” which consists of a complete software suite that enables efficient and automated end-to-end business and production workflows for the print and packaging industry. This Productivity Suite also provides tools to enable revenue growth, efficient scheduling, and optimization of processes, equipment, and personnel. Customers are provided the financial and technical flexibility to deploy locally within their business or to be hosted in the cloud. The Productivity Suite addresses all segments of the print industry and consists of: (i) a Packaging Productivity Suite with Radius at its core, (ii) a Commercial Print Productivity Suite with Monarch at its core, for enterprise print customers (iii) an SMB Productivity Suite with Pace at its core, for small and medium size print businesses (“SMB”), and (iv) Value Add Products (available with the suite and standalone) such as web-to-print, e-commerce, cross media marketing, warehousing, fulfillment, shop floor data collection, and shipping to reduce costs, increase profits, and offer new products and services to their existing and future customers.

“Fiery,” which consists of DFEs that transform digital copiers and printers into high performance networked printing devices for the office and commercial printing market. This operating segment is comprised of (i) stand-alone DFEs connected to digital printers, copiers, and other peripheral devices, (ii) embedded DFEs and design-licensed solutions used in digital copiers and multi-functional devices, (iii) optional software integrated into our DFE solutions such as Fiery Central and Command WorkStation, (iv) Fiery Self Serve, our self-service and payment solution, (v) PrintMe, our mobile printing application, and (vi) stand-alone software-based solutions such as our proofing and scanning solutions.

On a sequential basis, revenue during the first quarter of 2015 decreased by $16.5 million, or 8%, compared to fourth quarter 2014 results. Reduced demand during the first quarter is the result of Companies re-setting their capital budgets at the beginning of each year.

Revenue by Operating Segment for the Three Months Ended March 31, 2015 and 2014

Our revenue by operating segment for the three months ended March 31, 2015 and 2014 was as follows (in thousands):

	Three months ended March 31,
		Percent		Percent	Change
	2015	of total	2014	of total	$	%
Industrial Inkjet	$87,607	45%	$87,944	47%	$(337)	—%
Productivity Software	31,107	16	31,693	17	(586)	(2)
Fiery	75,840	39	69,051	36	6,789	10

Total revenue	$194,554	100%	$188,688	100%	$5,866	3%

Overview

Our consolidated revenue increased by approximately 3%, or $5.9 million, from $188.7 million for the three months ended March 31, 2014 to $194.6 million for the three months ended March 31, 2015 consisting of increased Fiery revenue of $6.8 million, partially offset by decreased Industrial Inkjet and Productivity Software revenue. Our revenue growth was primarily driven by product launches by the leading printer manufacturers in the Fiery operating segment.

Industrial Inkjet Revenue

Industrial Inkjet revenue during the three months ended March 31, 2015 was comparable to the three months ended March 31, 2014. Industrial Inkjet revenue in the super-wide and wide format products lines is benefiting from the ongoing analog to digital and solvent to UV migration. The Industrial Inkjet revenue was comparable to the prior year due to:

•

increased UV and LED ink revenue as a result of the high utilization that our UV printers are experiencing in the field, partially offset by decreased solvent printer installed base demand measured by solvent ink usage,

•	strong demand for our newly launched products incorporating LED technology such as:

•	the GS3250LXr and GS5500LXr digital UV inkjet super-wide format printers,

•	the H1625 digital UV inkjet wide format printer,

•

offset by decreased ceramic tile decoration digital inkjet printer revenue as the Chinese construction market remains weak, although our revenue in China has begun to stabilize partially due to the launch of our next generation C4 printer.

Productivity Software Revenue

Productivity Software revenue decreased by 2% during the three months ended March 31, 2015, compared with the three months ended March 31, 2014, primarily due to decreased license and subscription revenue partially offset by increased recurring maintenance revenue primarily resulting from our 2014 acquisitions of Rhapso, DIMS, and DirectSmile.

Fiery Revenue

Fiery revenue increased by 10% during the three months ended March 31, 2015, compared with the three months ended March 31, 2014. Although end customer and reseller preference for Fiery products drives demand, most Fiery revenue relies on printer manufacturers to design, develop, and integrate Fiery technology into their print engines. Fiery revenue increased primarily due to:

•

consistent product launches by these printer manufacturers with increased speed, quality, and versatility have made the DFE a more significant consideration for the customer resulting in increased stand-alone Fiery DFE revenue,

•	significant investment in research and development has resulted in advances in color management, speed, and field presence, which have led to increased DFE market share, and

•	integration of Fiery DFEs with certain Industrial Inkjet and Productivity Software products.

Revenue by Geographic Area for the Three Months Ended March 31, 2015 and 2014

Our revenue by geographic area for the three months ended March 31, 2015 and 2014 was as follows (in thousands):

	Three months ended March 31,
		Percent		Percent	Change
	2015	of total	2014	of total	$	%
Americas	$107,714	55%	$100,981	54%	$6,733	7%
EMEA	60,128	31	60,541	32	(413)	(1)
APAC	26,712	14	27,166	14	(454)	(2)
Japan	8,207	4	5,817	3	2,390	41
APAC, ex Japan	18,505	10	21,349	11	(2,844)	(13)

Total revenue	$194,554	$100%	$188,688	$100%	$5,866	3%

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

Overview

Our consolidated revenue increase of $5.9 million, or 3% in 2015 compared with 2014, resulted from increased revenue in the Americas, and Japan, partially offset by decreased revenue in APAC, excluding Japan.

Americas Revenue

Americas revenue increased by 7% for the three months ended March 31, 2015, compared with the three months ended March 31, 2014, resulting from increased revenue in the Industrial Inkjet and Fiery operating segments, partially offset by decreased revenue in the Productivity Software operating segment.

EMEA Revenue

EMEA revenue decreased by 1% for the three months ended March 31, 2015, compared with the three months ended March 31, 2014. Decreased ceramic tile decoration digital inkjet revenue, was partially offset by increased Productivity Software revenue. We drove significant Productivity Software sales into the EMEA region through our 2014 acquisitions of Rhapso, DirectSmile, and DIMS, which primarily sell into this region.

Japan Revenue

Japan revenue increased by 41% for the three months ended March 31, 2015, compared with the three months ended March 31, 2014, primarily due to increased Fiery revenue and super-wide and wide format industrial digital inkjet printer sales.

APAC, ex Japan, Revenue

APAC, excluding Japan, revenue decreased by 13% for the three months ended March 31, 2015, compared with the three months ended March 31, 2014, due to decreased Industrial Inkjet revenue, partially offset by increased Fiery revenue. Decreased ceramic tile decoration digital inkjet printer revenue primarily resulted from the slowdown in the global construction industry, especially in China.

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

Although end customer and reseller channel preference for Fiery products drives demand, most Fiery revenue relies on printer manufacturers to design, develop, and integrate Fiery technology into their print engines. A significant portion of our revenue is, and has been, generated by sales of our Fiery DFE products to a relatively small number of leading printer manufacturers. For the three months ended March 31, 2015, Xerox and Ricoh provided 12% and 10% of our consolidated revenue, respectively. For the three months ended March 31, 2014, Xerox provided approximately 10% of our consolidated revenue. We expect that if we increase our revenue in the Industrial Inkjet and Productivity Software operating segments in the future, the percentage of our revenue from the leading printer manufacturer customers will decrease.

Gross Profit

Gross profit by operating segment, excluding stock-based compensation, for the three months ended March 31, 2015 and 2014, was as follows (in thousands):

	Three months ended March 31,
	2015	2014
Industrial Inkjet
Revenue	$87,607	$87,944
Gross profit	29,572	32,837
Gross profit percentages	33.8%	37.3%
Productivity Software
Revenue	$31,107	$31,693
Gross profit	22,418	22,841
Gross profit percentages	72.1%	72.1%
Fiery
Revenue	$75,840	$69,051
Gross profit	54,391	47,829
Gross profit percentages	71.7%	69.3%

A reconciliation of our segment gross profit to our condensed consolidated statements of operations for the three months ended March 31, 2015 and 2014, was as follows (in thousands):

	Three months ended March 31,
	2015	2014
Segment gross profit	$106,381	$103,507
Stock-based compensation expense	(824)	(532)
Other items excluded from segment profit	(117)	—

Gross profit	$105,440	$102,975

Overview

Our gross profit percentage was comparable at 54% and 55% during the three months ended March 31, 2015 and 2014, respectively. The increase in the Fiery operating segment gross margin percentage of 2.4 points was offset by the decreased Industrial Inkjet operating segment gross margin percentage of 3.5 points.

Industrial Inkjet Gross Profit

The Industrial Inkjet gross profit percentage decreased from 37.3% during the three months ended March, 31, 2014 to 33.8% during the three months ended March 31, 2015, primarily due to the foreign currency impact of international sales of super-wide and wide format industrial digital inkjet printers for which the cost was denominated in U.S. dollars.

Productivity Software Gross Profit

The Productivity Software gross profit percentage was comparable during the three months ended March, 31, 2015 and 2014 at 72.1%.

Fiery Gross Profit

The Fiery gross profit percentage increased from 69.3% during the three months ended March, 31, 2014 to 71.7% during the three months ended March 31, 2015, primarily due to a mix shift from lower margin embedded DFEs to higher margin stand-alone DFEs and higher average selling price on DFEs for newly launched printers by the leading printer manufacturers.

Operating Expenses

Operating expenses for the three months ended March 31, 2015 and 2014, were as follows (in thousands):

	Three months ended March 31,
			Change
	2015	2014	$	%
Research and development	$33,711	$33,073	$638	2%
Sales and marketing	37,170	36,304	866	2
General and administrative	17,650	16,847	803	5
Restructuring and other	1,029	1,094	(65)	(6)
Amortization of identified intangibles	4,804	4,870	(66)	(1)

Total operating expenses	$94,364	$92,188	$2,176	2%

Operating expenses increased by $2.2 million, or 2%, during the three months ended March 31, 2015, compared with the three months ended March 31, 2014, but were comparable as a percentage of revenue due to the 3% increase in revenue during the three months ended March 31, 2015.

Research and Development

Research and development expenses include personnel, consulting, travel, research and development facilities, and prototype materials expenses.

Research and development expenses for the three months ended March 31, 2015 were $33.7 million, or 17% of revenue, compared to $33.1 million, or 17% of revenue, for the three months ended March 31, 2014, an increase of $0.6 million, or 2%. Prototypes and non-recurring engineering expenses increased by $0.2 million primarily due to product development efforts in advance of new product launches later in 2015. Stock-based compensation expense increased by $0.4 million primarily due to increased ESPP expense due to our appreciating stock price and increased employee participation compared to the prior year.

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

Sales and marketing expenses for the three months ended March 31, 2015 were $37.2 million, or 19% of revenue, compared to $36.3 million, or 19% of revenue, for the three months ended March 31, 2014, an increase of $0.9 million, or 2%. Stock-based compensation expense increased by $0.9 million primarily due to increased ESPP expense due to our appreciating stock price and increased employee participation compared to the prior year.

Over time, our sales and marketing expenses may increase in absolute terms if revenue increases in future periods as we continue to actively promote our products and introduce new services and products. We expect that if the U.S. dollar remains volatile against the Euro, British pound sterling, Brazilian real, Australian dollar, and other currencies, sales and marketing expenses reported in U.S. dollars could fluctuate.

General and Administrative

General and administrative expenses consist primarily of human resources, legal, and finance expenses.

General and administrative expenses for the three months ended March 31, 2015 were $17.6 million, or 9% of revenue, compared to $16.8 million, or 9% of revenue, for the three months ended March 31, 2014, an increase of $0.8 million, or 5%. Stock-based compensation expense decreased by $1.2 million primarily due to forfeitures resulting from the resignation of our chief financial officer. Reserves for litigation and uncollectible accounts increased by $1.1 million during the quarter. The remaining increase of $0.3 million is primarily due to facility expenses related to our new corporate headquarters.

The earnout interest accretion during the three months ended March 31, 2015, was entirely offset by decreased actual earnout achievement against performance targets. The estimated probability or actual achievement of several earnout performance targets was reduced during the three months ended March 31, 2014, net of earnout interest accretion, resulting in an increase in the associated liability and a credit to general and administrative expense of $0.6 million.

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

Stock-based compensation expenses were $8.9 and $8.5 million for the three months ended March 31, 2015 and 2014, respectively. The increase in stock-based compensation expense of $0.4 million, or 5%, was primarily due to increased ESPP expense due to our appreciating stock price and increased employee participation compared to the prior year, partially offset by forfeitures resulting from the resignation of our chief financial officer.

Restructuring and Other

During the three months ended March 31, 2015 and 2014, cost reduction actions were taken to lower our quarterly operating expense run rate as we analyze and re-align our cost structure following our business acquisitions. These charges primarily relate to cost reduction actions undertaken to integrate recently acquired businesses, consolidate facilities, and lower our quarterly operating expense run rate. Restructuring and other consists primarily of restructuring, severance, retention, facility downsizing and relocation, and acquisition integration expenses. Our restructuring and other plans are accounted for in accordance with ASC 420, ASC 712, and ASC 820.

Restructuring and other costs for the three months ended March 31, 2015 and 2014 were $1.0 and $1.1 million, respectively. Restructuring and other charges include severance costs of $0.7 and $0.6 million, which resulted from head count reductions of 34 and 35 for the three months ended March 31, 2015 and 2014, respectively. Severance costs include severance payments, related employee benefits, outplacement fees, and employee relocation costs.

Facilities relocation and downsizing costs for the three months ended March 31, 2015 and 2014 were $0.4 and $0.1 million, respectively. Facilities restructuring and other costs primarily related to the relocation of certain manufacturing and administrative locations to accommodate additional space requirements. Integration expenses for the three months ended March 31, 2014 of $0.4 million were required to integrate our business acquisitions.

Amortization of Identified Intangibles

Amortization of identified intangibles for the three months ended March 31, 2015 were $4.8 million, or 3% of revenue, compared to $4.9 million, or 3% of revenue, for the three months ended March 31, 2014, a decrease of $0.1 million. The intangible amortization decrease was primarily due to intangible assets becoming fully amortized, partially offset by increased amortization related to 2014 business acquisitions.

Interest Expense

Interest expense for the three months ended March 31, 2015 was $4.1 million compared to $0.2 million for the three months ended March 31, 2014, an increase of $3.9 million, which is primarily related to our Notes.

Interest Income and Other Income (Expense), Net

Interest income and other income (expense), net, decreased from a gain of $0.1 million during the three months ended March 31, 2014, to a loss of $0.7 million during the three months ended March 31, 2015, primarily due to the increased foreign exchange loss of $0.9 million during the three months ended March 31, 2015, compared to the three months ended March 31, 2014, resulting primarily from revaluation of foreign currency denominated net assets (mainly denominated in Euros, British pounds sterling, and Indian rupees).

Income Before Income Taxes

The components of income before income taxes are as follows (in thousands):

	Three Months Ended
	March 31,
	2015	2014
U.S.	$9,890	$25
Foreign	(3,572)	10,636

Total	$6,318	$10,661

For the three months ended March 31, 2015, pretax net income of $6.3 million consisted of U.S. pretax net income of $9.9 million and foreign pretax net loss of $3.6 million, respectively. The pretax net income attributable to U.S. operations included amortization of identified intangibles of $1.9 million, stock-based compensation of $8.9 million, restructuring and other of $0.3 million, acquisition-related costs of $0.6 million, litigation settlement expense of $0.6 million, and interest expense related to our Notes of $3.8 million. The pretax net loss attributable to foreign operations included amortization of identified intangibles of $2.9 million and restructuring and other of $0.7 million. The exclusion of these items from net income would result in a U.S. pretax net income of $26.0 million and no foreign pretax net income for the three months ended March 31, 2015.

For the three months ended March 31, 2014, pretax net income of $10.7 million consisted of U.S. and foreign pretax net income of $0.1 and $10.6 million, respectively. The pretax net income attributable to U.S. operations of $0.1 million included amortization of identified intangibles of $1.7 million, stock-based compensation of $8.5 million, restructuring and other of $0.7 million, and acquisition expenses of $0.5 million. The pretax net income attributable to foreign operations of $10.6 million included amortization of identified intangibles of $3.2 million and restructuring and other of $0.4 million, partially offset by the change in fair value of contingent consideration of $0.6 million. The exclusion of these items from net income would result in a U.S. and foreign pretax net income of $11.5 and $13.6 million, respectively, for the three months ended March 31, 2014.

Provision for Income Taxes

We recognized tax provisions of $1.1 and $0.6 million on pretax net income of $6.3 and $10.7 million during the three months ended March 31, 2015 and 2014, respectively. The provisions for income taxes before discrete items reflected in the table below were $1.8 and $3.6 million during the three months ended March 31, 2015 and 2014, respectively. The decrease in the provision for income taxes before discrete items for the three months ended March 31, 2015, compared with the same period in the prior year, is due primarily to the decrease in profitability before income taxes and increased income earned in jurisdictions with tax rates lower than the statutory U.S. tax rate of 35%.

Primary differences between our recorded tax provision rate and the U.S. statutory rate of 35% include lower taxes on permanently reinvested foreign earnings, the tax effects of stock-based compensation expense pursuant to ASC 718-740, which are non-deductible for tax purposes, and during the three months ended March 31, 2014, we recorded a $3.1 million tax benefit related to the increased valuation of intangible assets for Brazilian tax reporting resulting from the merger of our Brazilian subsidiaries.

Our tax provision before discrete items is reconciled to our recorded provision for income taxes for the three months ended March 31, 2015 and 2014 as follows (in millions):

	Three months ended March 31,
	2015	2014
Provision for income taxes before discrete items	$1.8	$3.6
Interest related to unrecognized tax benefits	0.1	0.1
Benefit related to restructuring and other expense	—	(0.1)
Benefit related to merger of Brazilian entities	—	(3.1)
Non-deductible stock compensation charge	—	0.3
Benefit related to US transfer pricing adjustment	(0.4)	—
Benefit related to Spanish statutory and tax intangibles write-off	(0.3)	—
Tax deductions related to ESPP dispositions	(0.1)	(0.2)

Provision for (benefit from) income taxes	$1.1	$0.6

We earn a significant amount of our operating income outside the U.S., which is deemed to be permanently reinvested in foreign jurisdictions. Most of this income is earned in the Netherlands, Spain, and the Cayman Islands, which are jurisdictions with tax rates materially lower than the statutory U.S. tax rate of 35%. In the first quarter of 2015, we realigned the ownership of certain Productivity Software intellectual property to parallel our worldwide intellectual property ownership. Our effective tax rate could fluctuate significantly and be adversely impacted if anticipated earnings in the Netherlands, Spain, and the Cayman Islands are proportionally lower than current projections and earnings in all other jurisdictions are proportionally higher than current projections.

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

As of March 31, 2015 and December 31, 2014, gross unrecognized tax benefits were $32.4 and $32.1 million, respectively, which would affect the effective tax rate, if recognized. Over the next twelve months, our existing tax positions will continue to generate increased liabilities for unrecognized tax benefits. It is reasonably possible that our gross unrecognized tax benefits will decrease up to $4.2 million in the next twelve months. These adjustments, if recognized, would positively impact our effective tax rate, and would be recognized as additional tax benefits in our Condensed Consolidated Statement of Operations. The reduction in unrecognized tax benefits relates primarily to a lapse of the statute of limitations for federal and state tax purposes.

In accordance with ASU 2013-11, which became effective in the first quarter of 2014, we recorded $19.5 million of gross unrecognized tax benefits as an offset to deferred tax assets as of March 31, 2015, and the remaining $15.8 million has been recorded as non-current income taxes payable.

We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of March 31, 2015 and December 31, 2014, we have accrued $1.1 and $0.9 million, respectively, for potential payments of interest and penalties.

As of March 31, 2015, we were subject to examination by the Internal Revenue Service for the 2011-2013 tax years, state tax jurisdictions for the 2010-2013 tax years, the Netherlands tax authority for the 2012- 2013 tax years, and the Spanish tax authority for the 2010-2013 tax years.

We assess the likelihood that our deferred tax assets will be recovered from future taxable income by considering both positive and negative evidence relating to their recoverability. If we believe that recovery of these deferred tax assets is not more likely than not, we establish a valuation allowance. Significant judgment is required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, we considered all available evidence, including recent operating results, projections of future taxable income, our ability to utilize loss and credit carryforwards, and the feasibility of tax planning strategies. Other than valuation allowances on deferred tax assets related to California and Luxembourg deferred tax assets that will not be realized based on the size of the net operating loss and research and development credits being generated, we have determined that is more likely than not that we will realize the benefit related to all other deferred tax assets. To the extent we increase a valuation allowance, we will include an expense within the tax benefit in the condensed consolidated statement of operations in the period in which such determination is made.

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

Use and Economic Substance of Non-GAAP Financial Measures

We compute non-GAAP net income and non-GAAP earnings per diluted share by adjusting GAAP net income and GAAP earnings per diluted share to remove the impact of the amortization of acquisition-related intangibles, stock-based compensation expense, restructuring and other expenses, acquisition-related transaction expenses, costs to integrate such acquisitions into our business, changes in the fair value of contingent consideration, litigation settlement charges, and non-cash interest expense related to our Notes. We use a constant non-GAAP tax rate of 19%, which we believe reflects the long-term average tax rate based on our international structure and geographic distribution of revenue and profit.

These excluded items are described below:

•	Intangible assets acquired to date are being amortized on a straight-line basis.

•	Stock-based compensation expense recognized in accordance with ASC 718.

•	Non-cash settlement of vacation liabilities through the issuance of RSUs, which is not included in the GAAP presentation of our stock-based compensation expense.

•	Restructuring and other expenses consists of:

•	Restructuring charges incurred as we consolidate the number and size of our facilities and, as a result, reduce the size of our workforce.

•	Expenses incurred to integrate businesses acquired during the periods reported.

•	Acquisition-related transaction costs associated with businesses acquired during the periods reported and anticipated transactions.

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

•	Litigation Settlements. We settled, or accrued reserves related to, several litigation claims of $0.6 and $0.1 million during the three months ended March 31, 2015 and 2014, respectively.

•	Tax effect of non-GAAP adjustments are as follows:

•

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

•	The long-term average tax rate assumes that the U.S. federal research and development tax credit will be retroactively re-enacted as of January 1, 2015.

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

Reconciliation of GAAP Net Income to Non-GAAP Net Income

	Three Months Ended March 31,
(in millions, except per share data)	2015	2014
Net income	$5.2	$10.1

Amortization of identified intangibles	4.8	4.9
Restructuring and other	1.0	1.1
Stock-based compensation	8.9	8.5
Non-cash settlement of vacation liabilities by issuing RSUs	1.3	—
General and administrative:
Acquisition-related transaction costs	0.7	0.5
Changes in fair value of contingent consideration	—	(0.6)
Litigation settlements	0.5	0.1
Interest and other income (expense), net
Non-cash interest expense related to our Notes	2.9	—
Tax effect of non-GAAP adjustments	(3.9)	(4.2)

Non-GAAP net income	$21.4	$20.4

Non-GAAP net income per diluted share	$0.45	$0.42

Shares for purposes of computing diluted non-GAAP net income per share	47.9	48.4

Liquidity and Capital Resources

Overview

Cash, cash equivalents, and short-term investments decreased by $10.2 million to $606.5 million as of March 31, 2015 from $616.7 million as of December 31, 2014. The decrease was primarily due to treasury stock purchases of $11.0 million, settlement of shares for employee common stock related tax liabilities and the stock option exercise price of certain stock options of $2.5 million, cash payments for property and equipment of $4.9 million, acquisition-related contingent consideration payments of $2.0 million, partially offset by cash flows provided by operating activities of $7.1 million and proceeds from ESPP purchases of $4.8 million.

(in thousands)	March 31, 2015	December 31, 2014	Change
Cash and cash equivalents	$195,740	$298,133	$(102,393)
Short term investments	410,792	318,599	92,193

Total cash, cash equivalents, and short-term investments	$606,532	$616,732	$(10,200)

	Three months ended March 31,
(in thousands)	2015	2014	Change
Net cash provided by operating activities	$7,083	$5,886	$1,197
Net cash provided by (used for) investing activities	(97,165)	1,345	(98,510)
Net cash used for financing activities	(10,659)	(34,652)	23,993
Effect of foreign exchange rate changes on cash and cash equivalents	(1,652)	27	(1,679)

Decrease in cash and cash equivalents	$(102,393)	$(27,394)	$(74,999)

Cash, cash equivalents, and short-term investments held outside of the U.S. in various foreign subsidiaries were $112.0 and $124.1 million as of March 31, 2015 and December 31, 2014, respectively. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. federal and state income taxes on some or all of these funds. However, our intent is to indefinitely reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

Based on past performance and current expectations, we believe that our cash, cash equivalents, short-term investments, and cash generated from operating activities will satisfy our working capital, capital expenditure, investment, stock repurchase, commitments (see Note 8 of the Notes to Condensed Consolidated Financial Statements – Commitments and Contingencies), and other liquidity requirements associated with our existing operations through at least the next twelve months. We believe that the most strategic uses of our cash resources include business acquisitions, strategic investments to gain access to new technologies, repurchases of shares of our common stock, and working capital. At March 31, 2015, cash, cash equivalents, and short-term investments were $606.5 million. We believe that our liquidity position and capital resources are sufficient to meet our operating and working capital needs.

Operating Activities

During the three months ended March 31, 2015, our cash provided by operating activities was approximately $7.1 million.

Net cash provided by operating activities consists primarily of net income of $5.2 million and non-cash charges and credits of $15.9 million, partially offset by the net change in operating asset and liabilities of $14.0 million. Non-cash charges and credits of $14.5 million consist primarily of $7.8 million in depreciation and amortization, $8.9 million of stock-based compensation expense, non-cash accretion of interest expense of $3.1 million, and provision for inventory obsolescence of $1.5 million, partially offset by the release of bad debt and sales-related allowances of $1.1 million, $5.1 million of deferred tax credits, and $0.6 million of other non-cash charges and credits. The net change in operating assets and liabilities of $12.6 million consists primarily of increased accounts receivable of $14.7 million, increased gross inventories of $11.5 million, and increased other current assets of $4.9 million, partially offset by increased accounts payable and accrued liabilities of $13.2 million and increased net income taxes payable of $5.3 million.

Accounts Receivable

Our primary source of operating cash flow is the collection of accounts receivable from our customers. One measure of the effectiveness of our collection efforts is average days sales outstanding for accounts receivable (“DSO”). DSOs were 79 and 68 days at March 31, 2015 and December 31, 2014, respectively. We calculate DSO by dividing net accounts receivable at the end of the quarter by revenue recognized during the quarter, multiplied by the total days in the quarter.

DSOs increased during the three months ended March 31, 2015, compared with December 31, 2014, primarily due to annual maintenance billings in the first quarter of 2015, international sales with extended payment terms, and a non-linear sales cycle resulting in significant billings at the end of the quarter. We expect DSOs to vary from period to period because of changes in the mix of business between direct customers and end user demand driven through the leading printer manufacturers, the effectiveness of our collection efforts both domestically and overseas, and variations in the linearity of our sales. As the percentage of Industrial Inkjet and Productivity Software related revenue increases, we expect DSOs may trend higher. Our DSOs related to the Industrial Inkjet and Productivity Software operating segments are traditionally higher than those related to the significant printer manufacturer customers / distributors in our Fiery operating segment as, historically, they have paid on a more timely basis.

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

Trade receivables sold under these facilities during the three months ended March 31, 2015, were $0.8 and $4.5 million on a nonrecourse and recourse basis, respectively, which approximates the cash received. The receivables that were sold to third parties were removed from the Condensed Consolidated Balance Sheets and were reflected as cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows.

Inventories

Our inventories are procured primarily in support of the Industrial Inkjet and Fiery operating segments. The majority of our Industrial Inkjet products are manufactured internally, while Fiery production is primarily outsourced. The result is lower inventory turnover for Industrial Inkjet inventories compared with Fiery inventories.

Our net inventories increased by $9.4 million from $72.1 million at December 31, 2014 to $81.5 million at March 31, 2015 as additional inventories are required to support increased revenue. Inventory turnover was 4.4 during the quarter ended March 31, 2015 compared with 5.3 turns during the quarter ended December 31, 2014. We calculate inventory turnover by dividing annualized current quarter cost of revenue by ending inventories.

Investing Activities

Acquisitions

SmartLinc was acquired during the three months ended March 31, 2014 for cash consideration of $2.3 million, net of cash acquired, plus additional future cash earnouts contingent on achieving certain performance targets.

Investments

Purchases of marketable securities, net of proceeds from sales and maturities, were $92.2 million during the three months ended March 31, 2015, and proceeds from sales and maturities of marketable securities, net of purchases, were $11.4 million during the three months ended March 31, 2014. We have classified our investment portfolio as “available for sale.” Our investments are made with a policy of capital preservation and liquidity as primary objectives. We may hold investments in fixed income debt securities to maturity; however, we may sell an investment at any time if the quality rating of the investment declines, the yield on the investment is no longer attractive, or we have better uses for the cash. Since we invest primarily in investment securities that are highly liquid with a ready market, we believe the purchase, maturity, or sale of our investments has no material impact on our overall liquidity.

Property and Equipment, Net

Our property and equipment additions have historically been funded from operating activities. Net purchases of property and equipment were $4.9 and $7.7 million during the three months ended March 31, 2015 and 2014, respectively, including payments of $4.9 million during the three months ended March 31, 2014, related to the build-out of our new corporate headquarters facility. This facility now serves as our worldwide corporate headquarters, as well as engineering, marketing, and administrative operations for our Fiery operating segment.

Financing Activities

Historically, our recurring cash flows provided by financing activities have been from the receipt of cash from the issuance of common stock through the exercise of stock options and employee purchases of ESPP shares. We received proceeds from the exercise of stock options of $0.1 and $6.1 million and employee purchases of ESPP shares of $4.8 and $4.1 million during the three months ended March 31, 2015 and 2014, respectively. While we may continue to receive proceeds from these plans in future periods, the timing and amount of such proceeds are difficult to predict and are contingent on a number of factors including the price of our common stock, the timing and number of stock options exercised by employees that had participated in these plans, net settlement options, and general market conditions. We anticipate that cash provided from the exercise of stock options will decline over time as we have shifted to issuance of RSUs, rather than stock options. Although we may grant stock option awards from time to time, the granting of stock options is no longer our usual practice.

The primary use of funds for financing activities during the three months ended March 31, 2015 and 2014 was $13.5 and $48.5 million, respectively, of cash used to repurchase outstanding shares of our common stock, including cash used for net settlement of shares for the exercise price of certain stock options and any tax withholding obligations incurred in connection with such exercises and minimum tax withholding obligations that arose on the vesting of RSUs.

On November 6, 2013, the board of directors approved the repurchase of $200 million of outstanding common stock. This authorization expires in November 2016. Under this publicly announced plan, we repurchased 0.3 and 0.8 million shares for an aggregate purchase price of $11.0 and $34.2 million during the three months ended March 31, 2015 and 2014, respectively.

Earnout payments made during each of the three months ended March 31, 2015 and 2014 were $2.0 million primarily related to the previously accrued Technique contingent consideration liabilities.

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

Contractual Obligations

Please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Contractual Obligations” presented in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 3:	Quantitative and Qualitative Disclosures About Market Risk

Market Risk

We are exposed to various market risks. Market risk is the potential loss arising from adverse changes in market rates and prices, general credit, foreign currency exchange rate fluctuations, liquidity, and interest rate risks, which may be exacerbated by the tight global credit market and increase in economic uncertainty that have affected various sectors of the financial market and continue to cause credit and liquidity issues. We do not enter into derivatives or other financial instruments for trading or speculative purposes. We may enter into financial instrument contracts to manage and reduce the impact of changes in foreign currency exchange rates on earnings and cash flows. The counterparties to such contracts are major financial institutions. We hedge our operating expense exposure in Indian rupees. The notional amount of our Indian rupee cash flow hedge was $3.0 million at March 31, 2015. We hedge balance sheet remeasurement exposures using forward contracts not designated as hedging instruments with notional amounts of $77.8 million at March 31, 2015 consisting of hedges of Brazilian real, British pound sterling, and Euro-denominated intercompany loans with notional amounts of $54.8 million and hedges of British pound sterling and Euro-denominated trade receivables with notional amounts of $23.0 million.

Since Europe represents a significant portion of our revenue and cash flow, the SEC encourages disclosure of our European concentrations of credit risk regarding gross receivables, related reserves, and aging on a region or country basis, and the impact on liquidity with respect to estimated timing of receivable payments. Since Europe is composed of varied countries and regional economies, our European risk profile is somewhat more diversified due to the varying economic conditions among the countries. Approximately 30% of our receivables are with European customers as of March 31, 2015. Of this amount, 18% of our European receivables (5% of consolidated net receivables) are in the higher risk southern European countries (mostly Spain, Portugal, and Italy), which are adequately reserved. The ongoing relocation of the ceramic tile industry from southern Europe to the emerging markets of China, India, Brazil, and Indonesia will reduce our exposure to credit risk in southern Europe.

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

Hypothetical changes in the fair values of financial instruments held by us at March 31, 2015 that are sensitive to changes in interest rates are presented below. The modeling technique measures the change in fair value arising from selected potential changes in interest rates. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 100 basis points over a twelve month time horizon (in thousands):

Valuation of securities given an interest rate decrease of 100 basis points	No change in interest rates	Valuation of securities given an interest rate increase of 100 basis points
$443,216	$440,651	$436,965

The SEC encourages the discussion of exposure to the uncertainty in the European economy. Specifically, European debt by counterparty (i.e., sovereign and non-sovereign) and by country should be addressed. We have no European sovereign debt investments. Our European debt and money market investments consist of non-sovereign corporate debt included within money market funds and corporate debt securities of $46.7 million, which represents 15% of our money market funds and corporate debt securities at March 31, 2015. Our European debt investments are with corporations domiciled in the northern and central European countries of Sweden, Netherlands, Luxembourg, Norway, France, and the U.K. We do not have any investments in the higher risk “southern European” countries (i.e., Greece, Spain, Portugal, and Italy) or in Ireland. We believe that we do not have significant exposure with respect to our money market and corporate debt investments in Europe, although we do have some exposure due to the interdependencies among the European Union countries.

As of March 31, 2015, we have $345 million principal amount of Notes outstanding. We carry these instruments at face value less unamortized discount on our Condensed Consolidated Balance Sheets. Since these instruments bear interest at fixed rates, we have no financial statement risk associated with changes in interest rates. However, the fair value of these instruments fluctuates when interest rates change. Please refer to Note 6—Convertible Senior Notes, Note Hedges, and Warrants of the Notes to Condensed Consolidated Financial Statements.

Foreign Currency Exchange Risk

A large portion of our business is conducted in countries other than the U.S. We are primarily exposed to changes in exchange rates for the Euro, British pound sterling, Indian rupee, Japanese yen, Brazilian real, Chinese renminbi, and Australian dollar. Although the majority of our receivables are invoiced and collected in U.S. dollars, we have exposure from non-U.S. dollar-denominated sales (consisting of the Euro, British pound sterling, Japanese yen, Brazilian real, Chinese renminbi, Australian dollar, and New Zealand dollar) and operating expenses (primarily the Euro, British pound sterling, Chinese renminbi, Japanese yen, Indian rupee, Brazilian real, and Australian dollar) in foreign countries. We can benefit from or be adversely affected by either a weaker or stronger U.S. dollar relative to major currencies world-wide with respect to our consolidated financial statements. Accordingly, we can benefit from a stronger U.S. dollar due to the corresponding reduction in our foreign operating expenses translated in U.S. dollars and at the same time we can be adversely affected by a stronger U.S. dollar due to the corresponding reduction in foreign revenue translated in U.S. dollars.

We hedge our operating expense exposure in Indian rupees. The notional amount of our Indian rupee cash flow hedge was $3.0 million at March 31, 2015. We hedge balance sheet remeasurement exposures using forward contracts not designated as hedging instruments with notional amounts of $77.8 million at March 31, 2015 consisting of hedges of Brazilian real, British pound sterling, and Euro-denominated intercompany loans with notional amounts of $54.8 million and hedges of British pound sterling and Euro-denominated trade receivables with notional amounts of $23.0 million.

The impact of hypothetical changes in foreign exchanges rates on revenue and income from operations are presented below. The modeling technique measures the change in revenue and income from operations resulting from changes in selected foreign exchange rates with respect to the Euro and British pound sterling of plus or minus one percent during the three months ended March 31, 2015 as follows (in thousands):

	Impact of a foreign exchange rate decrease of one percent	No change in foreign exchange rates	Impact of a foreign exchange rate increase of one percent
Revenue	$194,923	$194,554	$194,185

Income from operations	$11,204	$11,076	$10,948

Item 4:	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the quarter ended March 31, 2015, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our chief executive officer and chief financial and accounting officer concluded that our disclosure controls and procedures were effective as of March 31, 2015 to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the first quarter of 2015, there were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

As of March 31, 2015, we are subject to the matter discussed below.

Componex vs. EFI

Componex, Inc. is a manufacturer of rolls used in machines handling continuous sheets of product and is a supplier for certain products in our VUTEk product line. On May 30, 2013, Componex filed an action in the United States District Court for the Western District of Wisconsin alleging that rolls supplied to EFI by other vendors infringe two patents held by Componex. We moved for summary judgment that, among other things, Componex’s patents are not valid and that, even if they are, the rolls supplied and used in our products do not infringe the patents. Componex also moved for summary judgment of infringement. In November 2014, the district court granted summary judgment that one of the two patents at issue is invalid, that there is no evidence of infringement of the other patent at issue, and entered judgment in favor of EFI. On December 4, 2014, Componex filed its notice of appeal to the United States Court of Appeals for the Federal Circuit. The appeal is currently pending.

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

Other Matters

As of March 31, 2015, we were subject to claims, lawsuits, investigations, and proceedings in addition to the matter discussed above. There is at least a reasonable possibility that additional losses may be incurred in excess of the amounts that we have accrued. However, we believe that these claims are not material to our financial statements or the range of reasonably possible losses is not reasonably estimable. Litigation is inherently unpredictable, and while we believe that we have valid defenses with respect to legal matters pending against us, our financial statements could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies or because of the diversion of management’s attention and the incurrence of significant expenses.

Item 1A:	Risk Factors

In addition to information regarding risk factors that appears in “Management’s Discussion and Analysis – Forward-looking Statements” in Part I, Item 2, of this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A, and Part II, Items 7 and 7A, of our Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”), which could materially affect our business, financial condition, or future results. The risks described herein and in our 2014 Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Our stock repurchases for the quarter ended March 31, 2015 are as follows (in thousands, except for per share amounts):

Issuer Purchases of Equity Securities

Total	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans (1)
January 2015	66	$39.20	62	$118,207
February 2015	131	38.79	69	115,526
March 2015	146	40.44	145	109,648

Totals	343	$39.57	276

(1)	In November 2013, the Board of Directors approved the repurchase of $200 million of outstanding common stock. This authorization expires in November 2016. Under this publicly announced plan, we repurchased 1.8 million shares for an aggregate purchase price of $76.8 million during the year ended December 31, 2014 and 0.3 million shares for an aggregate purchase price of $11.0 million during the three months ended March 31, 2015.
(2)	Includes 0.1 million shares purchased from employees to satisfy the exercise price of certain stock options and any tax withholding obligations incurred in connection with such exercises and minimum tax withholding obligations that arose on the vesting of RSUs.

Item 3:	Defaults Upon Senior Securities

None.

Item 4:	Mine Safety Disclosure

Not applicable.

Item 5:	Other Information

Not applicable.

Item 6:	Exhibits

No.	Description

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Amended and Restated Bylaws of Electronics For Imaging, Inc. (as amended August 12, 2009) (2)

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 33-57382) and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 17, 2009 (File No. 000-18805) and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRONICS FOR IMAGING, INC.

Date: April 30, 2015	/s/ Guy Gecht
Guy Gecht
Chief Executive Officer (Principal Executive Officer)

Date: April 30, 2015	/s/ Marc Olin
Marc Olin
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

No.	Description

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Amended and Restated Bylaws of Electronics For Imaging, Inc. (as amended August 12, 2009) (2)

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 33-57382) and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 17, 2009 (File No. 000-18805) and incorporated herein by reference.