Form 10-Q
period 2015-06-30
ELECTRONICS FOR IMAGING INC
filed 2015-08-03
CIK 867374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

The number of shares of Common Stock outstanding as of July 16, 2015 was 47,312,260.

Electronics For Imaging, Inc.

PART I – FINANCIAL INFORMATION

Item 1:	Condensed Consolidated Financial Statements

Electronics For Imaging, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands)	June 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$238,472	$298,133
Short-term investments, available for sale	375,242	318,599
Accounts receivable, net of allowances of $16.6 and $17.5 million, respectively	170,334	155,421
Inventories	74,469	72,132
Income taxes receivable and deferred tax assets	20,490	18,618
Other current assets	20,249	15,804

Total current assets	899,256	878,707
Property and equipment, net	88,410	86,197
Goodwill	240,711	245,443
Intangible assets, net	52,590	62,571
Deferred tax assets	21,780	22,062
Other assets	13,334	9,580

Total assets	$1,316,081	$1,304,560

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$75,015	$86,940
Accrued and other liabilities	58,732	63,183
Deferred revenue	53,830	41,927
Income taxes payable and deferred tax liabilities	6,225	1,759

Total current liabilities	193,802	193,809
Convertible senior notes, net	290,556	284,818
Imputed financing obligation related to build-to-suit lease	12,973	12,472
Noncurrent contingent and other liabilities	4,676	5,440
Noncurrent deferred tax liabilities	1,221	3,820
Noncurrent income taxes payable	15,480	15,512

Total liabilities	518,708	515,871

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 150,000 shares authorized; 50,170 and 49,671 shares issued, respectively	502	497
Additional paid-in capital	593,715	568,896
Treasury stock, at cost, 3,384 and 2,736 shares, respectively	(140,493)	(113,992)
Accumulated other comprehensive loss	(9,949)	(7,357)
Retained earnings	353,598	340,645

Total stockholders’ equity	797,373	788,689

Total liabilities and stockholders’ equity	$1,316,081	$1,304,560

See accompanying notes to condensed consolidated financial statements.

Electronics For Imaging, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share amounts)	2015	2014	2015	2014

Revenue	$202,721	$192,965	$397,275	$381,653

Cost of revenue (1)	94,318	89,192	183,432	174,905

Gross profit	108,403	103,773	213,843	206,748
Operating expenses:
Research and development (1)	34,077	33,650	67,788	66,723
Sales and marketing (1)	37,133	35,485	74,303	71,789
General and administrative (1)	18,337	15,509	35,987	32,356
Restructuring and other (Note 11)	931	1,547	1,960	2,641
Amortization of identified intangibles	4,557	5,112	9,361	9,982

Total operating expenses	95,035	91,303	189,399	183,491

Income from operations	13,368	12,470	24,444	23,257
Interest expense	(4,137)	(316)	(8,236)	(565)
Interest income and other income (expense), net	258	157	(401)	280

Income before income taxes	9,489	12,311	15,807	22,972
Provision for income taxes	(1,772)	(5,399)	(2,853)	(5,978)

Net income	$7,717	$6,912	$12,954	$16,994

Net income per basic common share	$0.16	$0.15	$0.28	$0.36

Net income per diluted common share	$0.16	$0.14	$0.27	$0.35

Shares used in basic per-share calculation	46,834	46,694	46,917	46,789

Shares used in diluted per-share calculation	48,073	47,987	48,096	48,163

(1)	Includes stock-based compensation expense as follows:

	2015	2014	2015	2014
Cost of revenue	$748	$582	$1,572	$1,114
Research and development	2,687	1,931	5,352	4,166
Sales and marketing	2,184	1,172	4,481	2,583
General and administrative	4,048	3,968	7,154	8,254

See accompanying notes to condensed consolidated financial statements.

Electronics For Imaging, Inc.

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2015	2014	2015	2014
Net income	$7,717	$6,912	$12,954	$16,994
Net unrealized investment gains (losses):
Unrealized holding gains (losses), net of tax provision of less than $0.1 million for the three months ended June 30, 2015, and tax benefit of $0.2 million for the six months ended June 30, 2015, and net of tax benefits of less than $0.1 million for the three and six months ended June 30, 2014	(73)	32	287	39
Reclassification losses included in net income, net of tax provisions of less than $0.1 million for the three and six months ended June 30, 2015 and 2014	(11)	(9)	(30)	(19)

Net unrealized investment gains (losses)	(84)	23	257	20
Currency translation adjustments, net of no tax benefit for the three and six months ended June 30, 2015, and net of tax provisions of less than $0.1 million for the three and six months ended June 30, 2014	3,416	1,127	(2,885)	2,168
Other	13	(46)	36	(1)

Comprehensive income	$11,062	$8,016	$10,362	$19,181

See accompanying notes to condensed consolidated financial statements.

Electronics For Imaging, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six months ended June 30,
(in thousands)	2015	2014
Cash flows from operating activities:
Net income	$12,954	$16,994
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,411	14,806
Deferred taxes	(7,766)	(5,951)
Tax benefit from employee stock plans	—	5,054
Excess tax benefit from stock-based compensation	(342)	(6,647)
Provision for inventory obsolescence	2,289	2,759
Stock-based compensation	18,559	16,117
Non-cash accretion of interest expense on convertible notes and imputed financing obligation	6,239	491
Other non-cash charges and credits	3,183	114
Changes in operating assets and liabilities	(18,807)	(10,356)

Net cash provided by operating activities	31,720	33,381

Cash flows from investing activities:
Purchases of short-term investments	(179,058)	(40,483)
Proceeds from sales and maturities of short-term investments	121,623	56,392
Purchases, net of proceeds from sales, of property and equipment	(8,721)	(10,610)
Businesses purchased, net of cash acquired	16	(6,585)

Net cash used for investing activities	(66,140)	(1,286)

Cash flows from financing activities:
Proceeds from issuance of common stock	4,910	11,415
Purchases of treasury stock and net share settlements	(26,501)	(60,761)
Repayment of debt assumed through business acquisitions and debt issuance costs	(83)	(519)
Contingent consideration payments related to businesses acquired	(2,702)	(2,060)
Excess tax benefit from stock-based compensation	342	6,647

Net cash used for financing activities	(24,034)	(45,278)

Effect of foreign exchange rate changes on cash and cash equivalents	(1,207)	46

Decrease in cash and cash equivalents	(59,661)	(13,137)
Cash and cash equivalents at beginning of period	298,133	177,084

Cash and cash equivalents at end of period	$238,472	$163,947

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

ASU 2014-09 will be effective in the first quarter of 2018. We are evaluating the impact of ASU 2014-09 on our revenue and results of operations.

Discontinued Operations. In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which became effective in the first quarter of 2015. Under the new guidance, a discontinued operation is a component or group of components of an entity that are either disposed or classified as held for sale and represent a strategic shift that has (or will have) a major effect on our operations and financial results. A strategic shift includes disposal of a major geographic area of operations, major line of business, or other major components of an entity. This differs from current guidance, which defines discontinued operations as disposals of a component of an entity that is a reportable segment, an operating segment, a reporting unit, a subsidiary, or an asset group.

A business activity that upon acquisition qualifies as held for sale is also a discontinued operation under the new guidance.

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

Debt Issuance Costs. In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which is effective in the first quarter of 2016. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt, which is consistent with the presentation of debt discounts and premiums. Accordingly, approximately $5.8 million of debt issuance costs will be reclassified from other current assets and other assets to a direct reduction of convertible senior notes, net, during the first quarter of 2016. Retrospective application is required, which will result in the restatement of comparative condensed consolidated balance sheets.

Inventory Valuation. In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory, which is effective in the first quarter of 2017. ASU 2015-11 requires that inventory be valued at the lower of cost or net realizable value, which is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. We currently value inventory at the lower of cost or net realizable value less a reasonable profit margin as allowed by the current inventory valuation guidance. We are evaluating the impact of ASU 2015-11 on our inventory valuation and results of operations.

Supplemental Cash Flow Information

	Six months ended June 30,
(in thousands)	2015	2014
Net cash paid for income taxes	$3,045	$3,726

Cash paid for interest expense	$1,310	$76

Business acquisition-related activities:
Cash paid for businesses purchased, excluding contingent consideration	$(16)	$8,395
Cash acquired in businesses purchased	—	(1,810)

Net cash paid for business acquisitions	$(16)	$6,585

Non-cash investing and financing activities:
Non-cash settlement of vacation liabilities by issuing restricted stock units (“RSUs”)	$1,353	$—
Property and equipment received, but not paid	1,572	380

	$2,925	$380

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

Performance-based and market-based restricted stock that would be issuable if the end of the reporting period were the end of the vesting period, if the result would be dilutive, are assumed to be outstanding for purposes of determining net income per diluted common share as of the later of the beginning of the period or the grant date in accordance with ASC 260-10-45-48. Accordingly, performance-based RSUs, which vested on various dates during the three and six months ended June 30, 2015 and 2014, based on achievement of specified performance criteria related to revenue and non-GAAP operating income targets are included in the determination of net income per diluted common share as of the beginning of each period.

Basic and diluted earnings per share for the three and six months ended June 30, 2015 and 2014 are reconciled as follows (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Basic net income per share:
Net income available to common shareholders	$7,717	$6,912	$12,954	$16,994

Weighted average common shares outstanding	46,834	46,694	46,917	46,789
Basic net income per share	$0.16	$0.15	$0.28	$0.36

Dilutive net income per share:
Net income available to common shareholders	$7,717	$6,912	$12,954	$16,994

Weighted average common shares outstanding	46,834	46,694	46,917	46,789
Dilutive stock options and non-vested restricted stock	1,239	1,293	1,179	1,374

Weighted average common shares outstanding for purposes of computing diluted net income per share	48,073	47,987	48,096	48,163

Dilutive net income per share	$0.16	$0.14	$0.27	$0.35

Potential shares of common stock that are not included in the determination of diluted net income per share because they are anti-dilutive for the periods presented consist of RSUs and shares to be purchased under our ESPP having an anti-dilutive effect of less than 0.1 million shares for the six months ended June 30, 2015 and shares to be purchased under our ESPP having an anti-dilutive effect of less than 0.1 million shares for the three and six months ended June 30, 2014.

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

3. Balance Sheet Details

Inventories

Inventories, net of allowances, as of June 30, 2015 and December 31, 2014 are as follows (in thousands):

	June 30,	December 31,
	2015	2014
Raw materials	$35,955	$33,903
Work in process	3,465	2,308
Finished goods	35,049	35,921

	$74,469	$72,132

Deferred Cost of Revenue

Deferred cost of revenue related to unrecognized revenue on shipments to customers was $3.8 and $2.0 million as of June 30, 2015 and December 31, 2014, respectively, and is included in other current assets in our Condensed Consolidated Balance Sheets.

Product Warranty Reserves

The changes in product warranty reserves during the six months ended June 30, 2015 and 2014 are as follows (in thousands):

	2015	2014
Balance at January 1,	$9,682	$11,047
Provisions, net of releases	6,091	5,852
Settlements	(5,933)	(6,577)

Balance at June 30,	$9,840	$10,322

Accumulated Other Comprehensive Income (Loss) (“OCI”)

OCI classified within stockholders’ equity in our Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014 are as follows (in thousands):

	June 30,	December 31,
	2015	2014
Net unrealized investment gains (losses)	$116	$(141)
Currency translation losses	(10,062)	(7,177)
Other	(3)	(39)

Accumulated other comprehensive loss	$(9,949)	$(7,357)

Amounts reclassified out of OCI were less than $0.1 million, net of tax, for the three and six months ended June 30, 2015 and 2014, and consisted of unrealized gains and losses from investments in debt securities that are reported within interest income and other income (expense), net, in our Condensed Consolidated Statements of Operations.

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

Our available-for-sale short-term investments as of June 30, 2015 and December 31, 2014 are as follows (in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
June 30, 2015
U.S. government and sponsored entities	$101,205	$75	$(4)	$101,276
Corporate debt securities	249,470	73	(175)	249,368
Asset-backed securities	22,158	237	(24)	22,371
Mortgage-backed securities – residential	2,224	7	(4)	2,227

Total short-term investments	$375,057	$392	$(207)	$375,242

December 31, 2014
U.S. government and sponsored entities	$75,993	$34	$(112)	$75,915
Corporate debt securities	218,493	74	(433)	218,134
Municipal securities	2,375	1	—	2,376
Asset-backed securities	19,061	270	(65)	19,266
Mortgage-backed securities – residential	2,898	13	(3)	2,908

Total short-term investments	$318,820	$392	$(613)	$318,599

The fair value and duration that investments, including cash equivalents, have been in a gross unrealized loss position as of June 30, 2015 and December 31, 2014 are as follows (in thousands):

	Less than 12 Months		More than 12 Months		TOTAL
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2015
U.S. government and sponsored entities	$14,913	$(4)	$—	$—	$14,913	$(4)
Corporate debt securities	142,921	(175)	—	—	142,921	(175)
Asset-backed securities	9,584	(21)	1,138	(3)	10,722	(24)
Mortgage-backed securities — residential	509	(3)	92	(1)	601	(4)

Total	$167,927	$(203)	$1,230	$(4)	$169,157	$(207)

December 31, 2014
U.S. government and sponsored entities	$120,433	$(112)	$—	$—	$120,433	$(112)
Corporate debt securities	147,141	(433)	—	—	147,141	(433)
Asset-backed securities	14,261	(65)	120	(1)	14,381	(66)
Mortgage-backed securities — residential	640	(2)	—	—	640	(2)

Total	$282,475	$(612)	$120	$(1)	$282,595	$(613)

For fixed income securities that have unrealized losses as of June 30, 2015, we have determined that we do not have the intent to sell any of these investments and it is not more likely than not that we will be required to sell any of these investments before recovery of the entire amortized cost basis. We have evaluated these fixed income securities and determined that no credit losses exist. Accordingly, management has determined that the unrealized losses on our fixed income securities as of June 30, 2015 were temporary in nature.

Amortized cost and estimated fair value of investments as of June 30, 2015 is summarized by maturity date as follows (in thousands):

	Amortized cost	Fair value
Mature in less than one year	$202,785	$202,935
Mature in one to three years	172,272	172,307

Total short-term investments	$375,057	$375,242

Net realized gains of less than $0.1 million from sales of investments were recognized in interest income and other income (expense), net, for the six months ended June 30, 2015. No net realized gains or losses from sales of investments were recognized in interest income and other income (expense), net, for the three months ended June 30, 2015 and the three and six months ended June 30, 2014. Net unrealized gains of $0.2 million and net unrealized losses of $0.2 million, respectively, were included in OCI in the accompanying Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, respectively.

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

Our investments and liabilities measured at fair value have been presented in accordance with the fair value hierarchy specified in ASC 820 as of June 30, 2015 and December 31, 2014 in order of liquidity as follows (in thousands):

		Fair Value Measurements at Reporting Date using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
June 30, 2015
Assets:
Money market funds	$7,046	$7,046	$—	$—
U.S. government and sponsored entities	101,276	28,512	72,764	—
Corporate debt securities	249,368	—	249,368	—
Asset-backed securities	22,371	—	22,151	220
Mortgage-backed securities — residential	2,227	—	2,227	—

	$382,288	$35,558	$346,510	$220

Liabilities:
Contingent consideration, current and noncurrent	$7,758	$—	$—	$7,758
Self-insurance	1,300	—	—	1,300

	$9,058	$—	$—	$9,058

December 31, 2014
Assets:
Money market funds	$25,841	$25,841	$—	$—
U.S. government and sponsored entities	139,206	63,291	75,915	—
Corporate debt securities	233,758	—	233,758	—
Municipal securities	2,376	—	2,376	—
Asset-backed securities	19,266	—	19,012	254
Mortgage-backed securities — residential	2,908	—	2,908	—

	$423,355	$89,132	$333,969	$254

Liabilities:
Contingent consideration, current and noncurrent	$12,277	$—	$—	$12,277
Self-insurance	1,369	—	—	1,369

	$13,646	$—	$—	$13,646

Money market funds consist of $7.0 and $25.8 million, which have been classified as cash equivalents as of June 30, 2015 and December 31, 2014, respectively. U.S. government and sponsored entities securities include $63.3 million, which have been classified as cash equivalents as of December 31, 2014. Corporate debt securities include $15.6 million, which have been classified as cash equivalents as of December 31, 2014.

Investments are generally classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices or alternative pricing sources with reasonable levels of price transparency. Investments in U.S. Treasury obligations and overnight money market mutual funds have been classified as Level 1 because these securities are valued based on quoted prices in active markets or are actively traded at $1.00 Net Asset Value. There have been no transfers between Level 1 and 2 during the three and six months ended June 30, 2015 and 2014.

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

In determining whether a credit loss existed, we used our best estimate of the present value of cash flows expected to be collected from each debt security. For asset-backed and mortgage-backed securities, to determine cash flow estimates, including prepayment assumptions, we rely on data from widely accepted third party data sources or internal estimates. In addition to prepayment assumptions, cash flow estimates vary based on assumptions regarding the underlying collateral including default rates, recoveries, and changes in value. Expected cash flows were discounted using the effective interest rate implicit in the securities. Based on this analysis, there were no other-than-temporary impairments, including credit-related impairments, during the three and six months ended June 30, 2015 and 2014.

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

The fair value of these earnouts is estimated to be $7.8 and $12.3 million as of June 30, 2015 and December 31, 2014, respectively, by applying the income approach in accordance with ASC 805-30-25-5, Business Combinations. Key assumptions include discount rates between 4.2% and 6.4% and probability-adjusted revenue and gross profit levels. Probability-adjusted revenue and gross profit are significant inputs that are not observable in the market, which ASC 820-10-35 refers to as Level 3 inputs. These contingent liabilities have been reflected in the Condensed Consolidated Balance Sheet as of June 30, 2015 as current and noncurrent liabilities of $4.5 and $3.3 million, respectively.

The GamSys, DirectSmile, and SmartLinc earnout performance probability percentages were reduced in 2015. The OPS, Technique, and DIMS earnout performance probability percentages were reduced or not achieved in 2014, partially offset by increased performance achievement with respect to the Metrics earnout performance target in 2014. Consequently, the decrease in the fair value of contingent consideration was $1.5 and $4.5 million, partially offset by $0.2 and $0.7 million of earnout interest accretion related to all acquisitions, during the six months and year ended June 30, 2015 and December 31, 2014, respectively. In accordance with ASC 805-30-35-1, changes in the fair value of contingent consideration subsequent to the acquisition date have been recognized in general and administrative expense.

Earnout payments during the six months ended June 30, 2015 of $2.0 and $0.6 million are primarily related to the previously accrued Technique and Metrix contingent consideration liabilities, respectively. Earnout payments during the year ended December 31, 2014 of $6.2, $4.5, $2.0, and $1.2 million are primarily related to the previously accrued Cretaprint, Metrics, Technique, and GamSys contingent consideration liabilities, respectively.

Changes in the fair value of contingent consideration are summarized as follows (in thousands):

Fair value of contingent consideration at January 1, 2014	$21,052

Fair value of SmartLinc contingent consideration at January 16, 2014	1,546
Fair value of DirectSmile contingent consideration at July 18, 2014	4,162
Fair value of DIMS contingent consideration at September 15, 2014	4,456
Changes in valuation	(3,813)
Payments	(14,047)
Foreign currency adjustment	(1,079)

Fair value of contingent consideration at December 31, 2014	$12,277

Changes in valuation	(1,301)
Payments	(2,702)
Foreign currency adjustment	(516)

Fair value of contingent consideration at June 30, 2015	$7,758

Since the primary inputs to the fair value measurement of the contingent consideration liability are the discount rate and probability-adjusted revenue, we reviewed the sensitivity of the fair value measurement to changes in these inputs. We assessed the probability of achieving the revenue performance targets for the contingent consideration associated with each acquisition at percentage levels between 60% and 100% as of each respective acquisition date based on an assessment of the historical performance of each acquired entity, our current expectations of future performance, and other relevant factors. A change in probability-adjusted revenue of five percentage points from the level assumed in the current valuations would result in an increase in the fair value of contingent consideration of $0.7 million or a decrease of $0.8 million resulting in a corresponding adjustment to general and administrative expense. Likewise, a change in the discount rate of one percentage point results in a change in the fair value of contingent consideration of $0.1 million. The potential undiscounted amount of future contingent consideration cash payments that we could be required to make related to our business acquisitions, beyond amounts currently accrued, is $8.3 million as of June 30, 2015.

Fair Value of Derivative Instruments

We utilize the income approach to measure the fair value of our derivative assets and liabilities under ASC 820. The income approach uses pricing models that rely on market observable inputs such as yield curves, currency exchange rates, and forward prices, and are therefore classified as Level 2 measurements. The notional amount of our derivative assets and liabilities was $69.5 and $89.5 million as of June 30, 2015 and December 31, 2014, respectively. The fair value of our derivative assets and liabilities that were designated for cash flow hedge accounting treatment having notional amounts of $2.9 million as of June 30, 2015 and December 31, 2014 was not material.

Fair Value of Convertible Senior Notes

In September 2014, we issued $345 million aggregate principal amount of 0.75% Convertible Senior Notes due 2019 (“Notes”). The Notes are carried at their original issuance value, net of unamortized debt discount, and are not marked to market each period. The approximate fair value of the Notes as of June 30, 2015 was approximately $362 million and was considered a Level 2 fair value measurement. Fair value was estimated based upon actual quotations obtained at the end of the reporting period or the most recent date available. A substantial portion of the market value of our Notes in excess of the outstanding principal amount relates to the conversion premium.

5. Accounts Receivable

Financing Receivables

We had financing receivables of $9.1 and $2.6 million consisting of $7.3 and $1.3 million of sales-type lease receivables, included within other current assets and other assets at June 30, 2015 and December 31, 2014, respectively, and $1.8 and $1.3 million of trade receivables having a contractual maturity in excess of 360 days at June 30, 2015 and December 31, 2014, respectively. The credit quality of financing receivables is evaluated on the same basis as trade receivables. We have not experienced material amounts of past due financing receivables.

Accounts Receivable Sales Arrangements

In accordance with ASC 860-20, Transfers and Servicing, trade receivables are derecognized from our Condensed Consolidated Balance Sheet when sold to third parties upon determining that such receivables are presumptively beyond the reach of creditors in a bankruptcy proceeding. The recourse obligation is measured using market data from similar transactions and the servicing liability is determined based on the fair value that a third party would charge to service these receivables. These liabilities were determined to not be material at June 30, 2015 and December 31, 2014.

We have facilities in the U.S. that enable us to sell to third parties, on an ongoing basis, certain trade receivables with recourse. Trade receivables sold with recourse are generally short-term receivables with payment due dates of less than 10 days from the date of sale, which are subject to a servicing obligation. Trade receivables sold under these facilities were $5.2 and $9.7 million during the three and six months ended June 30, 2015 and $20.8 million during the year ended December 31, 2014, which approximates the cash received.

We have facilities in Spain that enable us to sell to third parties, on an ongoing basis, certain trade receivables without recourse. Trade receivables sold without recourse are generally short-term receivables with payment due dates of less than one year, which are secured by international letters of credit. Trade receivables sold under these facilities were $0.8 million during the six months ended June 30, 2015 and $6.2 million during the year ended December 31, 2014, which approximates the cash received.

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

The initial conversion rate is 18.9667 shares of common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $52.72 per share of common stock. Upon conversion of the Notes, holders will receive cash, shares of common stock or a combination thereof, at our election. Our intent is to settle the principal amount of the Notes in cash upon conversion. If the conversion value exceeds the principal amount, we would deliver shares of our common stock for our conversion obligation in excess of the aggregate principal amount. As of June 30, 2015, none of the conditions listed below allowing holders of the Notes to convert had been met.

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

The Notes consist of the following as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30,	December 31,
	2015	2014
Liability component	$345,000	$345,000
Less: debt discount, net of amortization	54,444	60,182

Net carrying amount	$290,556	$284,818

Equity component	$63,643	$63,643
Less: debt issuance costs allocated to equity	(1,582)	(1,582)

Net carrying amount	$62,061	$62,061

Interest expense recognized related to the Notes during the three and six months ended June 30, 2015 was as follows (in thousands):

	Three months	Six months
	ended	ended
	June 30, 2015
0.75% coupon	$647	$1,294
Amortization of debt issuance costs	346	688
Amortization of debt discount	2,888	5,737

	$3,881	$7,719

Note Hedges

We entered into convertible note hedge transactions with respect to our common stock (“Note Hedges”). In September 2014, we paid an aggregate of $63.9 million for the Note Hedges. The Note Hedges will expire upon maturity of the Notes. The Note Hedges are intended to offset the potential dilution upon conversion and/or offset any cash payments we are required to make in excess of the principal amount upon conversion of the Notes in the event that the market value per share of our common stock, as measured under the terms of the Note Hedges, is greater than the strike price of the Note Hedges. The strike price of the Note Hedges initially correspond to the conversion price of the Notes and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion price of the Notes. The Note Hedges are separate transactions and are not part of the Notes. Holders of the Notes will not have any rights with respect to the Note Hedges.

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

7. Income taxes

We recognized tax provisions of $1.8 and $5.4 million on pretax net income of $9.5 and $12.3 million during the three months ended June 30, 2015 and 2014, respectively. We recognized tax provisions of $2.9 and $6.0 million on pretax net income of $15.8 and $23.0 million during the six months ended June 30, 2015 and 2014, respectively. The provisions for income taxes before discrete items reflected in the table below were $2.4 and $5.4 million during the three months ended June 30, 2015 and 2014, respectively, and $4.2 and $9.0 million during the six months ended June 30, 2015 and 2014, respectively. The decrease in the provision for income taxes before discrete items for the three and six months ended June 30, 2015, compared with the same periods in the prior year, is primarily due to the decrease in profitability before income taxes and increased income earned in jurisdictions with tax rates lower than the statutory U.S. tax rate of 35%.

Primary differences between our recorded tax provision rate and the U.S. statutory rate of 35% include lower taxes on permanently reinvested foreign earnings and the tax effects of stock-based compensation expense pursuant to ASC 718-740, Stock Compensation – Income Taxes, which are non-deductible for tax purposes. During the six months ended June 30, 2014, we recognized a $3.1 million tax benefit related to the increased valuation of intangible assets for Brazilian tax reporting resulting from the merger of our Brazilian subsidiaries.

Our tax provision before discrete items is reconciled to our recorded provision for income taxes for the three and six months ended June 30, 2015 and 2014 as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Provision for income taxes before discrete items	$2.4	$5.4	$4.2	$9.0
Interest related to unrecognized tax benefits	0.1	0.1	0.2	0.2
Benefit related to merger of Brazilian entities	—	—	—	(3.1)
Non-deductible stock compensation charge	—	—	—	0.3
Benefit related to U.S. transfer pricing adjustment	—	—	(0.4)	—
Benefit related to Spanish statutory and tax intangibles write-off	—	—	(0.3)	—
Tax deductions related to ESPP dispositions	(0.1)	—	(0.2)	(0.3)
Benefit related to reversals of uncertain tax positions due to statute of limitation expirations	(0.6)	(0.1)	(0.6)	(0.1)

Provision for income taxes	$1.8	$5.4	$2.9	$6.0

As of June 30, 2015 and December 31, 2014, gross unrecognized benefits that would affect the effective tax rate if recognized were $32.6 and $32.1 million, respectively. Over the next twelve months, our existing tax positions will continue to generate increased liabilities for unrecognized tax benefits. It is reasonably possible that our gross unrecognized tax benefits will decrease up to $3.9 million in the next twelve months primarily due to the lapse of the statute of limitations for federal and state tax purposes. These adjustments, if recognized, would positively impact our effective tax rate, and would be recognized as additional tax benefits in our Condensed Consolidated Statements of Operations.

In accordance with ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, we recorded $20.1 million of gross unrecognized tax benefits as an offset to deferred tax assets as of June 30, 2015, and the remaining $15.5 million has been recorded as non-current income taxes payable.

We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of June 30, 2015 and December 31, 2014, we have accrued $1.0 and $0.9 million, respectively, for potential payments of interest and penalties.

As of June 30, 2015, we were subject to examination by the Internal Revenue Service for the 2011-2013 tax years, state tax jurisdictions for the 2010-2013 tax years, the Netherlands tax authority for the 2013 tax year, and the Spanish tax authority for the 2010-2013 tax years.

8. Commitments and Contingencies

Contingent Consideration

We are required to make payments to the former stockholders of acquired companies based on the achievement of specified performance targets as more fully explained in Note 4 – Investments and Fair Value Measurements and Note 14 – Subsequent Events.

Lease Commitments and Contractual Obligations

As of June 30, 2015, we have leased certain of our current facilities under noncancellable operating lease agreements. We are required to pay property taxes, insurance, and nominal maintenance costs for certain of these facilities and any increases over the base year of these expenses on the remainder of our facilities.

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

As of June 30, 2015, we are subject to the matter discussed below.

Componex Corporation (“Componex”) vs. EFI

Componex, Inc. is a manufacturer of rolls used in machines handling continuous sheets of product and is a supplier for certain products in our VUTEk product line. In May 2013, Componex filed an action in the United States District Court for the Western District of Wisconsin alleging that rolls supplied to EFI by other vendors infringe two patents held by Componex. We moved for summary judgment that, among other things, Componex’s patents are not valid and that, even if they are, the rolls supplied and used in our products do not infringe the patents. Componex also moved for summary judgment of infringement. In November 2014, the district court granted summary judgment that one of the two patents at issue is invalid, that there is no evidence of infringement of the other patent at issue, and entered judgment in favor of EFI. In December 2014, Componex filed its notice of appeal to the United States Court of Appeals for the Federal Circuit. The appeal is currently pending.

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

Other Matters

As of June 30, 2015, we were subject to claims, lawsuits, investigations, and proceedings in addition to the matter discussed above. There is at least a reasonable possibility that additional losses may be incurred in excess of the amounts that we have accrued. However, we believe that these claims are not material to our financial statements or the range of reasonably possible losses is not reasonably estimable. Litigation is inherently unpredictable, and while we believe that we have valid defenses with respect to legal matters pending against us, our financial statements could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies or because of the diversion of management’s attention and the incurrence of significant expenses.

9. Segment Information and Geographic Data

ASC 280, Segment Reporting, requires operating segment information to be presented based on the internal reporting used by the chief operating decision making group (“CODM”) to allocate resources and evaluate operating segment performance. Our CODM is comprised of our Chief Executive Officer and Chief Financial Officer. The CODM group is focused on assessment and resource allocation among the Industrial Inkjet, Productivity Software, and Fiery businesses.

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

Our CODM evaluates the performance of our operating segments based on net sales and gross profit. Gross profit for each operating segment includes revenue from sales to third parties and related cost of revenue attributable to the operating segment. Cost of revenue for each operating segment excludes certain expenses managed outside the operating segments consisting primarily of stock-based compensation expense. Operating income is not reported by operating segment because operating expenses include significant shared expenses and other costs that are managed outside of the operating segments. Such operating expenses include various corporate expenses such as stock-based compensation, corporate sales and marketing, research and development, amortization of identified intangibles, income taxes, various non-recurring charges, and other separately managed general and administrative expenses.

Operating segment profit (i.e., gross profit), excluding stock-based compensation expense, for the three and six months ended June 30, 2015 and 2014 is summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Industrial Inkjet
Revenue	$95,642	$93,899	$183,249	$181,843
Gross profit	32,865	36,113	62,436	68,950
Gross profit percentages	34.4%	38.5%	34.1%	37.9%
Productivity Software
Revenue	$33,684	$30,760	$64,791	$62,453
Gross profit	24,614	22,189	47,031	45,031
Gross profit percentages	73.1%	72.1%	72.6%	72.1%
Fiery
Revenue	$73,395	$68,306	$149,235	$137,357
Gross profit	51,672	46,053	106,062	93,881
Gross profit percentages	70.4%	67.4%	71.1%	68.3%

A reconciliation of our segment gross profit to our condensed consolidated statements of operations for the three and six months ended June 30, 2015 and 2014 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Segment gross profit	$109,151	$104,355	$215,529	$207,862
Stock-based compensation expense	(748)	(582)	(1,572)	(1,114)
Other items excluded from segment profit	—	—	(114)	—

Gross profit	$108,403	$103,773	$213,843	$206,748

Tangible and intangible assets, net of liabilities, are summarized by operating segment as follows (in thousands):

June 30, 2015	Industrial Inkjet	Productivity Software	Fiery	Corporate and Unallocated Net Assets	Total
Goodwill	$57,473	$119,620	$63,619	$—	$240,712
Identified intangible assets, net	24,264	27,492	834	—	52,590
Tangible assets, net of liabilities	127,815	(11,735)	33,024	354,967	504,071

Net tangible and intangible assets	$209,552	$135,377	$97,477	$354,967	$797,373

December 31, 2014
Goodwill	$59,124	$121,486	$64,833	$—	$245,443
Identified intangible assets, net	26,935	34,425	1,211	—	62,571
Tangible assets, net of liabilities	97,994	(8,808)	23,017	368,472	480,675

Net tangible and intangible assets	$184,053	$147,103	$89,061	$368,472	$788,689

Corporate and unallocated assets consist of cash and cash equivalents, short-term investments, corporate headquarters facility, convertible notes, imputed financing obligation, taxes receivable, and taxes payable.

Geographic Regions

Our revenue originates in the U.S., China, the Netherlands, Germany, France, the U.K., Spain, Brazil, Australia, and New Zealand. We report revenue by geographic region based on ship-to destination. Shipments to some of our significant printer manufacturer/distributor customers are made to centralized purchasing and manufacturing locations, which in turn sell through to other locations. As a result of these factors, we believe that sales to certain geographic locations might be higher or lower, as the ultimate destinations are difficult to ascertain.

Our revenue by ship-to destination for the three and six months ended June 30, 2015 and 2014 was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Americas	$108,220	$101,567	$215,934	$202,548
Europe, Middle East and Africa (“EMEA”)	65,129	66,899	125,257	127,440
Asia Pacific (“APAC”)	29,372	24,499	56,084	51,665

Total revenue	$202,721	$192,965	$397,275	$381,653

10. Derivatives and Hedging

We are exposed to market risk and foreign currency exchange risk from changes in foreign currency exchange rates, which could affect operating results, financial position, and cash flows. We manage our exposure to these risks through our regular operating and financing activities and, when appropriate, through the use of derivative financial instruments. These derivative financial instruments are used to hedge monetary assets and liabilities, including intercompany balances, and to reduce earnings and cash flow volatility resulting from shifts in market rates. Our objective is to offset gains and losses resulting from these exposures with losses and gains on the derivative contracts used to hedge them, thereby reducing volatility of earnings or protecting fair values of assets and liabilities. We do not have any leveraged derivatives, nor do we use derivative contracts for speculative purposes. ASC 815, Derivatives and Hedging, requires the fair value of all derivative instruments, including those embedded in other contracts, to be recorded as assets or liabilities in our Condensed Consolidated Balance Sheet. The related cash flow impacts of our derivative contracts are reflected as cash flows from operating activities.

Our exposures are primarily related to non-U.S. dollar-denominated revenue in Europe, the U.K., Latin America, China, Australia, and New Zealand and to non-U.S. dollar-denominated operating expenses in Europe, India, Japan, the U.K., China, Brazil, and Australia. We hedge our operating expense cash flow exposure in Indian rupees. We hedge remeasurement exposure associated with Brazilian real, British pound sterling, Australian dollar, and Euro-denominated intercompany loans, British pound sterling and Euro-denominated trade receivables, and Indian rupee-denominated net monetary assets.

By their nature, derivative instruments involve, to varying degrees, elements of market and credit risk. The market risk associated with these instruments resulting from currency exchange movement is expected to offset the market risk of the underlying transactions, assets, and liabilities being hedged (i.e., operating expense exposure in Indian rupees; the collection of British pound sterling and Euro-denominated trade receivables; and the settlement of Brazilian real, British pound sterling, Australian dollar, and Euro-denominated intercompany loans). We do not believe there is significant risk of loss from non-performance by the counterparty associated with these instruments because, by policy, we deal with counterparties having a minimum investment grade or better credit rating. Credit risk is managed through the continuous monitoring of exposures to such counterparties.

Cash Flow Hedges

Foreign currency derivative contracts with notional amounts of $2.9 million and net asset/liability amounts that are immaterial have been designated as cash flow hedges of our Indian rupee operating expense exposure at June 30, 2015 and December 31, 2014. The changes in fair value of these contracts are reported as a component of OCI and reclassified to operating expense in the periods of payment of the hedged operating expenses. The amount of ineffectiveness that was recorded in the Condensed Consolidated Statements of Operations for these designated cash flow hedges was immaterial. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.

Balance Sheet Hedges

Forward contracts not designated as hedging instruments with notional amounts of $66.6 and $86.6 million are used to hedge foreign currency balance sheet exposures at June 30, 2015 and December 31, 2014, respectively. They are not designated for hedge accounting treatment since there is a natural offset for the remeasurement of the underlying foreign currency denominated asset or liability. We recognize changes in the fair value of non-designated derivative instruments in earnings in the period of change. Gains (losses) on foreign currency forward contracts used to hedge balance sheet exposures are recognized in interest income and other income (expense), net, in the same period as the remeasurement gain (loss) of the related foreign currency denominated assets and liabilities. Forward contracts not designated as hedging instruments consist of hedges of Brazilian real, British pound sterling, Australian dollar, New Zealand dollar, and Euro-denominated intercompany loans with notional amounts of $37.1 and $63.8 million at June 30, 2015 and December 31, 2014, respectively, hedges of British pound sterling and Euro-denominated trade receivables with notional amounts of $26.9 and $20.8 million at June 30, 2015 and December 31, 2014, respectively, hedges of Indian rupee net monetary assets with notional amounts of $2.6 and $1.9 million at June 30, 2015 and December 31, 2014, respectively.

11. Restructuring and Other

During the three and six months ended June 30, 2015 and 2014, cost reduction actions were taken to lower our quarterly operating expense run rate as we analyze and re-align our cost structure following our business acquisitions. These charges primarily relate to cost reduction actions undertaken to integrate recently acquired businesses, consolidate facilities, and lower our quarterly operating expense run rate. Restructuring and other consists primarily of restructuring, severance, retention, facility downsizing and relocation, and acquisition integration expenses. Our restructuring and other plans are accounted for in accordance with ASC 420, Exit or Disposal Cost Obligations, ASC 712, Compensation – Non-Retirement Postemployment Benefits, and ASC 820.

Restructuring and other costs were $0.9 and $2.0 million for the three and six months ended June 30, 2015, respectively, and $1.5 and $2.6 million for the three and six months ended June 30, 2014, respectively. Restructuring and other costs include severance charges of $0.6 and $1.3 million related to reduction in head count of 14 and 48 for the three and six months ended June 30, 2015, respectively, and $1.1 and $1.8 million related to reduction in head count of 35 and 70 for the three and six months ended June 30, 2014, respectively. Severance costs include severance payments, related employee benefits, outplacement fees, and employee relocation costs.

Facilities relocation and downsizing expenses were $0.1 and $0.5 million for the three and six months ended June 30, 2015, respectively, and $0.1 and $0.2 million for the three and six months ended June 30, 2014, respectively, primarily related to the relocation of certain manufacturing and administrative locations to accommodate additional space requirements. Integration expenses of $0.2 million for the three and six months ended June 30, 2015 and $0.3 and $0.7 million for the three and six months ended June 30, 2014, respectively, were required to integrate our business acquisitions.

Restructuring and other reserve activities for the three and six months ended June 30, 2015 and 2014 are summarized as follows (in thousands):

	Six months ended June 30,
	2015	2014
Reserve balance at January 1,	$2,102	$873
Restructuring charges	1,155	1,346
Other charges	805	1,295
Non-cash restructuring costs	—	(27)
Cash payments	(2,205)	(2,419)

Reserve balance at June 30,	$1,857	$1,068

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

Stock-based compensation expense related to stock options, ESPP purchases, and RSUs under ASC 718 for the three and six months ended June 30, 2015 and 2014 is summarized as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Stock-based compensation expense by type of award:
Employee stock options	$21	$68	$56	$154
RSUs	8,597	7,148	16,275	14,961
ESPP	1,049	437	2,228	1,002

Total stock-based compensation	9,667	7,653	18,559	16,117
Income tax benefit	(2,685)	(2,134)	(4,664)	(4,414)

Stock-based compensation expense, net of tax	$6,982	$5,519	$13,895	$11,703

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

Stock options were not granted during the three and six months ended June 30, 2015 and 2014. No ESPP purchases occurred during the three months ended June 30, 2015 and 2014. ESPP purchase rights and the underlying weighted average assumptions for the six months ended June 30, 2015 and 2014 are as follows:

	2015	2014
Weighted average fair value per share	$10.17	$10.81
Expected volatility	26% - 28%	25% - 28%
Risk-free interest rate	0.1% - 0.5%	0.1% - 0.3%
Expected term (in years)	0.5 - 2.0	0.5 - 2.0

Stock options outstanding and exercisable, including performance-based and market-based options, as of June 30, 2015 and activity for the six months ended June 30, 2015 are summarized below (in thousands, except weighted average exercise price and remaining contractual term):

	Shares outstanding	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Options outstanding at January 1, 2015	567	$13.67
Options granted	—	—
Options forfeited and expired	—	—
Options exercised	(7)	15.51

Options outstanding at June 30, 2015	560	$13.65	2.46	$16,717

Options vested and expected to vest at June 30, 2015	558	$13.65	2.45	$16,652

Options exercisable at June 30, 2015	516	$13.57	2.40	$15,450

Aggregate intrinsic value for stock options represents the difference between the closing price per share of our common stock on the last trading day of the fiscal period and the option exercise price multiplied by the number of in-the-money stock options outstanding, vested and expected to vest, and exercisable at June 30, 2015.

Non-vested RSUs, including performance-based and market-based RSUs, as of June 30, 2015 and activity during the six months ended June 30, 2015 are summarized below (shares in thousands):

Non-vested shares	Shares	Weighted average grant date fair value
Non-vested at January 1, 2015	2,003	$35.91
Restricted stock granted	452	39.25
Restricted stock vested	(338)	35.42
Restricted stock forfeited	(329)	39.21

Non-vested at June 30, 2015	1,788	$35.80

Vested RSUs

Performance-based RSUs that vested based on annual financial results are included in the period that the performance criteria were met. The grant date fair value of RSUs vested during the six months ended June 30, 2015 was $12.0 million. The aggregate intrinsic value at June 30, 2015 for RSUs expected to vest was $67.8 million and the remaining weighted average vesting period was 0.94 years. Aggregate intrinsic value for RSUs vested and expected to vest represents the closing price per share of our common stock on the last trading day of the fiscal period, multiplied by the number of RSUs vested and expected to vest as of June 30, 2015.

Performance-based and Market-based RSUs and Stock Options

Performance-based and market-based RSUs and stock options included in the tables above as of June 30, 2015 and activity for the six months ended June 30, 2015 are summarized below (in thousands):

	Performance-based		Market-based
	RSUs	Stock Options	RSUs
Non-vested at January 1, 2015	852	16	34

Granted	317	—	18
Vested	(160)	—	—
Forfeited	(201)	—	(26)

Non-vested at June 30, 2015	808	16	26

Approximately 18% of the non-vested performance-based RSUs at June 30, 2015, subsequently vested during the third quarter of 2015 based on achievement of specified performance criteria related to revenue and non-GAAP operating income targets.

We use the BSM option pricing model to value performance-based awards. We use a Monte Carlo option pricing model to value market-based awards. Performance-based stock options and market-based stock options were not granted during the six months ended June 30, 2015. The weighted average grant date fair value per share of performance-based and market-based RSUs granted and the assumptions used to estimate grant date fair value for the six months ended June 30, 2015 are as follows:

	Performance-based		Market-based
	RSUs		RSUs
Six months ended June 30, 2015 Grants
Grant date fair value per share	$38.77	$41.19	$33.84
Service period (years)	1.0	2.0 - 3.0
Derived service period (years)			1.6
Implied volatility			30.0%
Risk-free interest rate			1.7%

Six months ended June 30, 2014 Grants
Grant date fair value per share	$39.15	$40.18	$32.10
Service period (years)	1.0	3.0 - 4.0
Derived service period (years)			1.53
Implied volatility			35.0%
Risk-free interest rate			2.3%

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

13. Common Stock Repurchase Programs

On November 6, 2013, the board of directors approved the repurchase of $200 million of outstanding common stock. This authorization expires in November 2016. Under this publicly announced plan, we repurchased 1.8 million shares for an aggregate purchase price of $76.8 million during the year ended December 31, 2014. We repurchased 0.3 and 0.5 million shares for an aggregate purchase price of $11.0 and $22.0 million during the three and six months ended June 30, 2015.

Our employees have the option to surrender shares of common stock to satisfy their tax withholding obligations that arise on the vesting of RSUs. In addition, certain employees can surrender shares to satisfy the exercise price of certain stock options and any tax withholding obligations incurred in connection with such exercises or tax obligations incurred in connection with RSUs. Employees surrendered less than 0.1 and 0.1 million shares for an aggregate purchase price of $2.0 and $4.5 million for the three and six months ended June 30, 2015, respectively, and 0.1 and 0.4 million shares for an aggregate purchase price of $1.8 and $16.0 million for the three and six months ended June 30, 2014, respectively.

These repurchased shares reduce shares outstanding and are recorded as treasury stock under the cost method thereby reducing stockholders’ equity by the cost of the repurchased shares. Our buyback program is limited by SEC regulations and is subject to compliance with our insider trading policy.

14. Subsequent Events

On July 1, 2015, we acquired privately held Reggiani Macchine (“Reggiani”), a societa per azioni headquartered in Bergamo, Italy, and privately held Matan Digital Printers (“Matan”), an Israeli company headquartered in Ha’Ayin, Israel.

We acquired Reggiani for approximately $27.8 million in cash, $27.8 million in shares of EFI stock, resulting in the issuance of 594,358 shares of EFI common stock, plus an additional future cash earnout of approximately $56.3 million contingent on achieving certain performance targets. We also repaid approximately $22.5 million of Reggiani indebtedness. Reggiani’s digital inkjet textile printers address the full scope of advanced textile printing, with versatile printers suitable for water-based dispersed, acid, pigment, and reactive dye printing inks. This acquisition allows us to expand our presence in the digital inkjet textile printing market.

We acquired Matan for approximately $42.5 million in cash. We also repaid approximately $4.3 million of Matan indebtedness. Matan’s super-wide format digital inkjet roll-to-roll printers include advanced material handling features such as in-line cutting and slitting, allowing us to expand our offerings in this market. The consideration is subject to change based on purchase price adjustment provisions and certain indemnification obligations by the selling shareholders. A portion of the consideration will be placed in escrow to satisfy these obligations.

We estimate the total consideration for each of these acquisitions will be primarily allocated to purchase price consideration. These acquisitions will be accounted for as purchase business combinations and, accordingly, the total purchase price will be allocated to the tangible and intangible assets acquired and liabilities assumed based on their respective fair values on July 1, 2015.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make judgments, assumptions, and estimates that affect the amounts reported. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably possible could materially impact the financial statements. Management believes there have been no significant changes during the three and six months ended June 30, 2015 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2014.

Recent Accounting Pronouncements

See Note 1 of our Notes to Condensed Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption.

Overview

Key financial results for the three and six months ended June 30, 2015 were as follows:

•

Our results of operations for the three and six months ended June 30, 2015 compared with the three and six months ended June 30, 2014 reflect revenue growth, comparable gross profit, consistent operating expenses as a percentage of revenue, and interest expense related to our Notes. We completed our acquisitions of DIMS, DirectSmile, Rhapso S.A. (“Rhapso”), and SmartLinc in 2014. Their results are included in our results of operations commencing on their respective acquisition dates.

•

Our consolidated revenue increased by 5% and 4%, or $9.8 and $15.6 million, during the three and six months ended June 30, 2015, respectively, compared with the three and six months ended June 30, 2014. Industrial Inkjet, Productivity Software, and Fiery revenue increased by $1.8, $2.9, and $5.1 million during the three months ended June 30, 2015, respectively, and by $1.4, $2.3, and $11.9 million, during the six months ended June 30, 2015, respectively, as compared with the same periods in the prior year. Recurring ink and maintenance revenue increased by 11% during the three months ended June 30, 2015 compared with the same period in the prior year and represented 29% of consolidated revenue.

•

Our gross profit percentage was comparable at 54% during the three and six months ended June 30, 2015 and 2014. The combined increase in the Productivity Software and Fiery operating segment gross margin percentages of 4.0 and 3.3 points during the three and six months ended June 30, 2015, respectively, was offset by the decreased Industrial Inkjet operating segment gross margin percentage of 4.1 and 3.8 points, respectively, during the same periods.

•

Operating expenses increased by $3.7 and $5.9 million during the three and six months ended June 30, 2015, respectively, compared with the same periods in the prior year, but were comparable as a percentage of revenue due to the 5% and 4% increase in revenue during the three and six months ended June 30, 2015, respectively.

•	The interest expense increase of $3.8 and $7.7 million during the three and six months ended June 30, 2015 compared with the same periods in the prior year is primarily related to our Notes.

•

Interest income and other income (expense), net, of $0.3 million during the three months ended June 30, 2015 was comparable to the same period in the prior year. Interest income and other income (expense), net, decreased from a gain of $0.3 million during the six months ended June 30, 2014, to a loss of $0.4 million during the six months ended June 30, 2015, primarily due to an increased foreign exchange loss of $1.1 million, resulting primarily from revaluation of foreign currency denominated net assets (mainly denominated in Euros, British pounds sterling, and Indian rupees), partially offset by increased investment income.

•

We recognized tax provisions of $1.8 and $2.9 million on pre-tax operating income of $9.5 and $15.8 million during the three and six months ended June 30, 2015, respectively, compared to $5.4 and $6.0 million on pre-tax operating income of $12.3 and $23.0 million during the three and six months ended June 30, 2014, respectively. We recognized a $3.1 million tax benefit during the six months ended June 30, 2014, related to the increased valuation of intangible assets for Brazilian tax reporting resulting from the merger of our Brazilian subsidiaries.

Results of Operations

Our Condensed Consolidated Statements of Operations as a percentage of total revenue for the three and six months ended June 30, 2015 and 2014 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenue	100%	100%	100%	100%
Gross profit	54	54	54	54
Operating expenses:
Research and development	17	17	17	17
Sales and marketing	18	18	19	19
General and administrative	9	8	9	8
Restructuring and other	1	1	1	1
Amortization of identified intangibles	2	3	2	3

Total operating expenses	47	47	48	48

Income from operations	7	7	6	6
Interest expense	(2)	—	(2)	—
Interest income and other income (expense), net	—	—	—	—

Income before income taxes	5	7	4	6
Provision for income taxes	(1)	(3)	(1)	(2)

Net income	4%	4%	3%	4%

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

On a sequential basis, revenue during the second quarter of 2015 increased by $8.2 million, or 4%, compared to first quarter 2015 revenue, due to increased Industrial Inkjet and Productivity Software revenue of 9% and 8%, respectively, partially offset by decreased Fiery revenue of 3%. The Industrial Inkjet revenue increase was primarily due to increased sales of super-wide and wide format digital inkjet printers, UV and LED ink revenue, and ceramic tile decoration digital inkjet printers in the second quarter of 2015 compared to first quarter 2015 results. Increased Productivity Software revenue was primarily due to increased Radius license revenue. Fiery revenue decreased due to reduced DFE revenue in the second quarter of 2015 compared to a strong first quarter of 2015.

Revenue by Operating Segment for the Three Months Ended June 30, 2015 and 2014

Our revenue by operating segment for the three months ended June 30, 2015 and 2014 was as follows (in thousands):

	Three months ended June 30,
		Percent		Percent	Change
	2015	of total	2014	of total	$	%
Industrial Inkjet	$95,642	47%	$93,899	49%	$1,743	2%
Productivity Software	33,684	17	30,760	16	2,924	10
Fiery	73,395	36	68,306	35	5,089	7

Total revenue	$202,721	100%	$192,965	100%	$9,756	5%

Overview

Our consolidated revenue increased by approximately 5%, or $9.8 million, from $193.0 million for the three months ended June 30, 2014 to $202.7 million for the three months ended June 30, 2015 consisting of increased revenue in all three operating segments.

Industrial Inkjet Revenue

Industrial Inkjet revenue increased by 2% during the three months ended June 30, 2015 compared with the three months ended June 30, 2014 primarily due to increased UV and LED ink revenue as a result of the high utilization that our UV printers are experiencing in the field, partially offset by decreased solvent printer installed base demand measured by solvent ink usage, as well as increased Cretaprint ink revenue.

Productivity Software Revenue

Productivity Software revenue increased by 10% during the three months ended June 30, 2015, compared with the three months ended June 30, 2014, primarily due to increased professional services revenue resulting from progress on major development projects, additional sales of professional services, and increased recurring maintenance revenue primarily resulting from our 2014 acquisitions of Rhapso, DIMS, and DirectSmile.

Fiery Revenue

Fiery revenue increased by 7% during the three months ended June 30, 2015, compared with the three months ended June 30, 2014. Although end customer and reseller preference for Fiery products drives demand, most Fiery revenue relies on printer manufacturers to design, develop, and integrate Fiery technology into their print engines. Fiery revenue increased primarily due to:

•

consistent product launches by these printer manufacturers with increased speed, quality, and versatility have made the DFE a more significant consideration for the customer resulting in increased stand-alone Fiery DFE revenue,

•	significant investment in research and development has resulted in advances in color management, speed, and field presence, which have led to increased DFE market share, and

•	integration of Fiery DFEs with certain Productivity Software products.

Revenue by Operating Segment for the Six Months Ended June 30, 2015 and 2014

Our revenue by operating segment for the six months ended June 30, 2015 and 2014 was as follows (in thousands):

	Six months ended June 30,
		Percent		Percent	Change
	2015	of total	2014	of total	$	%
Industrial Inkjet	$183,249	46%	$181,843	48%	$1,406	1%
Productivity Software	64,791	16	62,453	16	2,338	4
Fiery	149,235	38	137,357	36	11,878	9

Total revenue	$397,275	100%	$381,653	100%	$15,622	4%

Overview

Our consolidated revenue increased by approximately 4%, or $15.6 million, from $381.7 million for the six months ended June 30, 2014 to $397.3 million for the six months ended June 30, 2015 consisting of increased revenue in all three operating segments.

Industrial Inkjet Revenue

Industrial Inkjet revenue increased by 1% during the six months ended June 30, 2015 compared with the six months ended June 30, 2014 primarily due to increased UV and LED ink revenue as a result of the high utilization that our UV printers are experiencing in the field, partially offset by decreased solvent printer installed base demand measured by solvent ink usage, as well as increased Cretaprint ink revenue.

Productivity Software Revenue

Productivity Software revenue increased by 4% during the six months ended June 30, 2015, compared with the six months ended June 30, 2014, primarily due to increased professional services revenue resulting from progress on major development projects, additional sales of professional services, and increased recurring maintenance revenue primarily resulting from our 2014 acquisitions of Rhapso, DIMS, and DirectSmile, partially offset by decreased license and subscription revenue.

Fiery Revenue

Fiery revenue increased by 9% during the six months ended June 30, 2015, compared with the six months ended June 30, 2014. Although end customer and reseller preference for Fiery products drives demand, most Fiery revenue relies on printer manufacturers to design, develop, and integrate Fiery technology into their print engines. Fiery revenue increased primarily due to:

•

consistent product launches by these printer manufacturers with increased speed, quality, and versatility have made the DFE a more significant consideration for the customer resulting in increased stand-alone Fiery DFE revenue,

•	significant investment in research and development has resulted in advances in color management, speed, and field presence, which have led to increased DFE market share, and

•	integration of Fiery DFEs with certain Productivity Software products.

Revenue by Geographic Area

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

Revenue by Geographic Area for the Three Months Ended June 30, 2015 and 2014

Our revenue by geographic area for the three months ended June 30, 2015 and 2014 was as follows (in thousands):

	Three months ended June 30,
		Percent		Percent	Change
	2015	of total	2014	of total	$	%
Americas	$108,220	53%	$101,567	52%	$6,653	7%
EMEA	65,129	32	66,899	35	(1,770)	(3)
APAC	29,372	15	24,499	13	4,873	20

Total revenue	$202,721	100%	$192,965	100%	$9,756	5%

Overview

Our consolidated revenue increase of $9.8 million, or 5% in 2015 compared with 2014, resulted from increased revenue in the Americas and APAC, partially offset by decreased revenue in EMEA.

Americas Revenue

Americas revenue increased by 7% for the three months ended June 30, 2015, compared with the three months ended June 30, 2014, resulting from increased UV and LED ink revenue, professional services revenue resulting from progress on major development projects, and additional sales of professional services.

EMEA Revenue

EMEA revenue decreased by 3% for the three months ended June 30, 2015, compared with the three months ended June 30, 2014. Decreased ceramic tile decoration digital inkjet revenue and decreased super-wide and wide format industrial digital inkjet printer revenue, was partially offset by increased Fiery and Productivity Software revenue. The decreased ceramic tile decoration revenue is due to an acceleration of the relocation of the ceramic tile customer base from southern Europe to the emerging markets of China, India, Brazil, and Indonesia. The increased Productivity Software revenue resulted from our 2014 acquisitions of Rhapso, DIMS, and DirectSmile.

APAC Revenue

APAC revenue increased by 20% for the three months ended June 30, 2015, compared with the three months ended June 30, 2014, due to increased ceramic tile decoration digital inkjet revenue, Fiery revenue in Japan, and super-wide and wide format industrial digital inkjet printer revenue. The increase in ceramic tile decoration digital inkjet printer revenue primarily resulted from the successful launch of our next generation C4 printer.

Revenue by Geographic Area for the Six Months Ended June 30, 2015 and 2014

Our revenue by geographic area for the six months ended June 30, 2015 and 2014 was as follows (in thousands):

	Six months ended June 30,
		Percent		Percent	Change
	2015	of total	2014	of total	$	%
Americas	$215,934	54%	$202,548	53%	$13,386	7%
EMEA	125,257	32	127,440	33	(2,183)	(2)
APAC	56,084	14	51,665	14	4,419	9

Total revenue	$397,275	100%	$381,653	100%	$15,622	4%

Overview

Our consolidated revenue increase of $15.6 million, or 4% in 2015 compared with 2014, resulted from increased revenue in the Americas and APAC, partially offset by decreased revenue in EMEA.

Americas Revenue

Americas revenue increased by 7% for the six months ended June 30, 2015, compared with the six months ended June 30, 2014, resulting from increased UV and LED ink revenue, Fiery revenue, professional services revenue resulting from progress on major development projects, and additional sales of professional services.

EMEA Revenue

EMEA revenue decreased by 2% for the six months ended June 30, 2015, compared with the six months ended June 30, 2014. Decreased ceramic tile decoration digital inkjet revenue and super-wide and wide format industrial digital inkjet printer revenue, was partially offset by increased Fiery and Productivity Software revenue. The decreased ceramic tile decoration revenue is due to an acceleration of the relocation of the ceramic tile customer base from southern Europe to the emerging markets of China, India, Brazil, and Indonesia. The increased Productivity Software revenue resulted from our 2014 acquisitions of Rhapso, DIMS, and DirectSmile.

APAC Revenue

APAC revenue increased by 9% for the six months ended June 30, 2015, compared with the six months ended June 30, 2014, due to increased ceramic tile decoration digital inkjet revenue and Fiery revenue in Japan. The increase in ceramic tile decoration digital inkjet printer revenue primarily resulted from the successful launch of our next generation C4 printer.

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

Although end customer and reseller channel preference for Fiery products drives demand, most Fiery revenue relies on printer manufacturers to design, develop, and integrate Fiery technology into their print engines. A significant portion of our revenue is, and has been, generated by sales of our Fiery DFE products to a relatively small number of leading printer manufacturers. For the three and six months ended June 30, 2015, Xerox provided 14% and 13% of our consolidated revenue, respectively. For the three and six months ended June 30, 2014, Xerox provided 11% and 10% of consolidated revenue, respectively. We expect that if we increase our revenue in the Industrial Inkjet and Productivity Software operating segments in the future, the percentage of our revenue from the leading printer manufacturer customers will decrease.

Gross Profit

Gross profit by operating segment, excluding stock-based compensation, for the three and six months ended June 30, 2015 and 2014, was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Industrial Inkjet
Revenue	$95,642	$93,899	$183,249	$181,843
Gross profit	32,865	36,113	62,436	68,950
Gross profit percentages	34.4%	38.5%	34.1%	37.9%
Productivity Software
Revenue	$33,684	$30,760	$64,791	$62,453
Gross profit	24,614	22,189	47,031	45,031
Gross profit percentages	73.1%	72.1%	72.6%	72.1%
Fiery
Revenue	$73,395	$68,306	$149,235	$137,357
Gross profit	51,672	46,053	106,062	93,881
Gross profit percentages	70.4%	67.4%	71.1%	68.3%

A reconciliation of our segment gross profit to our condensed consolidated statements of operations for the three and six months ended June 30, 2015 and 2014, was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Segment gross profit	$109,151	$104,355	$215,529	$207,862
Stock-based compensation expense	(748)	(582)	(1,572)	(1,114)
Other items excluded from segment profit	—	—	(114)	—

Gross profit	$108,403	$103,773	$213,843	$206,748

Overview

Our gross profit percentage was comparable at 54% during the three months ended June 30, 2015 and 2014, respectively. The increase in the Productivity Software and Fiery operating segment gross margin percentages during the three and six months ended June 30, 2015, respectively, as compared with the same periods in the prior year, was offset by the decreased Industrial Inkjet operating segment gross margin percentage.

Industrial Inkjet Gross Profit

The Industrial Inkjet gross profit percentages decreased from 38.5% and 37.9% during the three and six months ended June 30, 2014 to 34.4% and 34.1% during the three and six months ended June 30, 2015, primarily due to the foreign currency impact of international sales of super-wide and wide format industrial digital inkjet printers for which the cost was denominated in U.S. dollars, as well as increased sales of ceramic ink and the next generation C4 ceramic tile decoration digital inkjet printer, which have lower margins than other industrial digital inkjet products.

Productivity Software Gross Profit

The Productivity Software gross profit percentages increased from 72.1% during the three and six months ended June 30, 2014 to 73.1% and 72.6% during the three and six months ended June 30, 2015, respectively. The Productivity Software gross profit percentage improved compared with the prior year primarily due to efficiencies gained through increased revenue and the achievement of certain post-acquisition cost synergies. The increase in Productivity Software revenue dollars aided the gross profit percentage due to the fixed component included within the Productivity Software cost of revenue.

Fiery Gross Profit

The Fiery gross profit percentage increased from 67.4% and 68.3% during the three and six months ended June 30, 2014 to 70.4% and 71.1% during the three and six months ended June 30, 2015, primarily due to a mix shift to higher margin embedded DFEs and professional services and higher average selling price on DFEs for newly launched printers by the leading printer manufacturers.

Operating Expenses

Operating expenses for the three and six months ended June 30, 2015 and 2014, were as follows (in thousands):

	Three months ended June 30,				Six months ended June 30,
			Change				Change
	2015	2014	$	%	2015	2014	$	%
Research and development	$34,077	$33,650	$427	1%	$67,788	$66,723	$1,065	2%
Sales and marketing	37,133	35,485	1,648	5	74,303	71,789	2,514	4
General and administrative	18,337	15,509	2,828	18	35,987	32,356	3,631	11
Restructuring and other	931	1,547	(616)	(40)	1,960	2,641	(681)	(26)
Amortization of identified intangibles	4,557	5,112	(555)	(11)	9,361	9,982	(621)	(6)

Total operating expenses	$95,035	$91,303	$3,732	4%	$189,399	$183,491	$5,908	3%

Operating expenses increased by $3.7 and $5.9 million, or 4% and 3%, during the three and six months ended June 30, 2015, compared with the three and six months ended June 30, 2014, but were comparable as a percentage of revenue due to the 5% and 4% increase in revenue during the three and six months ended June 30, 2015, respectively.

Research and Development

Research and development expenses include personnel, consulting, travel, research and development facilities, and prototype materials expenses.

Research and development expenses for the three months ended June 30, 2015 were $34.1 million, or 17% of revenue, compared to $33.7 million, or 17% of revenue, for the three months ended June 30, 2014, an increase of $0.4 million. Personnel-related expenses decreased by $0.7 million primarily due to reduced compensation expense. Prototypes and non-recurring engineering expenses increased by $0.5 million primarily due to product development efforts in advance of new product launches later in 2015. Stock-based compensation expense increased by $0.8 million primarily due to RSUs granted during the period and higher estimated achievement against performance-based vesting criteria.

Research and development expenses for the six months ended June 30, 2015 were $67.8 million, or 17% of revenue, compared to $66.7 million, or 17% of revenue, for the six months ended June 30, 2014, an increase of $1.1 million, or 2%. Personnel-related expenses decreased by $1.2 million primarily due to reduced variable compensation and vacation expense. Prototypes and non-recurring engineering expenses increased by $0.7 million primarily due to product development efforts in advance of new product launches later in 2015. Stock-based compensation expense increased by $1.2 million primarily due to increased ESPP expense due to our appreciating stock price and increased employee participation compared to the prior year. Facility and information technology expenses related to our research and development effort increased by $0.4 million.

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

Sales and marketing expenses for the six months ended June 30, 2015 were $37.1 million, or 18% of revenue, compared to $35.5 million, or 18% of revenue, for the six months ended June 30, 2014, an increase of $1.6 million, or 5%. Trade show and marketing program spending, including consulting, contractor, travel, and freight, has increased by $0.7 million. Stock-based compensation expense increased by $1.0 million primarily due to RSUs granted during the period and higher estimated achievement against performance-based vesting criteria.

Sales and marketing expenses for the six months ended June 30, 2015 were $74.3 million, or 19% of revenue, compared to $71.8 million, or 19% of revenue, for the six months ended June 30, 2014, an increase of $2.5 million, or 4%. Personnel-related expenses decreased by $0.9 million primarily due to decreased commission expense. Trade show and marketing program spending, including consulting, contractor, travel, and freight, has increased by $0.6 million. Stock-based compensation expense increased by $1.9 million primarily due to RSUs granted during the period and higher estimated achievement against performance-based vesting criteria. Facility and information technology expenses related to our sales and marketing activities increased by $0.9 million.

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

General and administrative expenses for the three months ended June 30, 2015 were $18.3 million, or 9% of revenue, compared to $15.5 million, or 8% of revenue, for the three months ended June 30, 2014, an increase of $2.8 million, or 18%. Acquisition costs increased by $1.8 million primarily related to the acquisitions of Reggiani and Matan, which closed on July 1, 2015. Reserves for litigation and uncollectible accounts increased by $0.8 million during the quarter. The remaining increase of $0.5 million is primarily due to facility expenses related to our new corporate headquarters.

The estimated probability or actual achievement of several earnout performance targets was reduced during the three months ended June 30, 2015, resulting in a reduction of the associated liability and a credit to general and administrative expense of $1.3 million. A similar change in the estimated probability or actual achievement of several earnout performance targets during the three months ended June 30, 2014 resulted in a reduction of the associated liability and a credit to general and administrative expense of $1.0 million in the prior year.

General and administrative expenses for the six months ended June 30, 2015 were $36.0 million, or 9% of revenue, compared to $32.4 million, or 8% of revenue, for the six months ended June 30, 2014, an increase of $3.6 million, or 11%. Stock-based compensation expense decreased by $1.1 million primarily due to forfeitures resulting from the resignation of our chief financial officer in January 2015. Acquisition costs increased by $2.0 million primarily related to the acquisitions of Reggiani and Matan, which closed on July 1, 2015. Reserves for litigation and uncollectible accounts increased by $1.9 million during the quarter. The remaining increase of $0.5 million is primarily due to facility expenses related to our new corporate headquarters.

The estimated probability or actual achievement of several earnout performance targets was reduced during the six months ended June 30, 2015, resulting in a reduction of the associated liability and a credit to general and administrative expense of $1.3 million. A similar change in the estimated probability or actual achievement of several earnout performance targets during the six months ended June 30, 2014 resulted in a reduction of the associated liability and a credit to general and administrative expense of $1.6 million in the prior year.

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

Stock-based compensation expenses were $9.7 and $7.7 million for the three months ended June 30, 2015 and 2014, respectively, an increase of $2.0 million, primarily due to RSUs granted during the period and higher estimated achievement against performance-based vesting criteria. Stock-based compensation expenses were $18.6 and $16.1 million for the six months ended June 30, 2015 and 2014, respectively, an increase of $2.5 million, primarily due to increased ESPP expense due to our appreciating stock price and increased employee participation compared to the prior year, partially offset by forfeitures resulting from the resignation of our chief financial officer in January 2015.

Restructuring and Other

Restructuring and other costs were $0.9 and $2.0 million for the three and six months ended June 30, 2015, respectively, and $1.5 and $2.6 million for the three and six months ended June 30, 2014, respectively. Restructuring and other costs include severance charges of $0.6 and $1.3 million related to reduction in head count of 14 and 48 for the three and six months ended June 30, 2015, respectively, and $1.1 and $1.8 million related to reduction in head count of 35 and 70 for the three and six months ended June 30, 2014, respectively. Severance costs include severance payments, related employee benefits, outplacement fees, and employee relocation costs.

Facilities relocation and downsizing expenses were $0.1 and $0.5 million for the three and six months ended June 30, 2015, respectively, and $0.1 and $0.2 million for the three and six months ended June 30, 2014, respectively, primarily related to the relocation of certain manufacturing and administrative locations to accommodate additional space requirements. Integration expenses of $0.2 million for the three and six months ended June 30, 2015, respectively, and $0.3 and $0.7 million for the three and six months ended June 30, 2014, respectively, were required to integrate our business acquisitions.

Amortization of Identified Intangibles

Amortization of identified intangibles for the three months ended June 30, 2015 was $4.6 million, or 2% of revenue, compared to $5.1 million, or 3% of revenue, for the three months ended June 30, 2014, a decrease of $0.5 million, or 11%. Amortization of identified intangibles for the six months ended June 30, 2015 was $9.4 million, or 2% of revenue, compared to $10.0 million, or 3% of revenue, for the six months ended June 30, 2014, a decrease of $0.6 million, or 6%. The intangible amortization decrease was primarily due to intangible assets becoming fully amortized, partially offset by increased amortization related to the 2014 business acquisitions.

Interest Expense

Interest expense for the three and six months ended June 30, 2015 was $4.1 and $8.2 million compared to $0.3 and $0.6 million for the three months ended June 30, 2014, an increase of $3.8 and $7.6 million, respectively, which is primarily related to our Notes.

Interest Income and Other Income (Expense), Net

Interest income and other income expense, net, includes interest income on our cash equivalents and short-term investments, gains and losses from sales of our cash equivalents and short-term investments, and net foreign currency transaction gains and losses.

Interest income and other income (expense), net, of $0.3 million during the three months ended June 30, 2015 was comparable to the same period in the prior year. Interest income and other income (expense), net, decreased from a gain of $0.3 million during the six months ended June 30, 2014, to a loss of $0.4 million during the six months ended June 30, 2015, primarily due to an increased foreign exchange loss of $1.1 million, resulting primarily from revaluation of foreign currency denominated net assets (mainly denominated in Euros, British pounds sterling, and Indian rupees), partially offset by increased investment income.

Income Before Income Taxes

The components of income before income taxes are as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
U.S.	$79	$5,798	$9,969	$5,823
Foreign	9,410	6,513	5,838	17,149

Total	$9,489	$12,311	$15,807	$22,972

For the three months ended June 30, 2015, pretax net income of $9.5 million consisted of U.S. and foreign pretax net income of $0.1 and $9.4 million, respectively. The pretax net income attributable to U.S. operations included amortization of identified intangibles of $2.0 million, stock-based compensation of $9.7 million, restructuring and other of $0.7 million, acquisition-related costs of $1.9 million, and interest expense related to our Notes of $3.9 million. The pretax net income attributable to foreign operations included amortization of identified intangibles of $2.6 million and restructuring and other of $0.2 million, partially offset by change in fair value of contingent consideration of $1.4 million. The exclusion of these items from pretax net income would result in U.S. and foreign pretax net income of $18.3 and $10.8 million, respectively, for the three months ended June 30, 2015.

For the six months ended June 30, 2015, pretax net income of $15.8 million consisted of U.S. and foreign pretax net income of $10.0 and $5.8 million, respectively. The pretax net income attributable to U.S. operations included amortization of identified intangibles of $3.9 million, stock-based compensation of $18.6 million, restructuring and other of $1.0 million, acquisition-related costs of $2.5 million, litigation settlement expense of $0.6 million, and interest expense related to our Notes of $7.7 million. The pretax net income attributable to foreign operations included amortization of identified intangibles of $5.5 million, restructuring and other of $1.0 million, acquisition-related costs of $0.2 million, and earnout interest accretion of $0.2 million, partially offset by change in fair value of contingent consideration of $1.4 million. The exclusion of these items from pretax net income would result in U.S. and foreign pretax net income of $44.3 and $11.3 million, respectively, for the six months ended June 30, 2015.

For the three months ended June 30, 2014, pretax net income of $12.3 million consisted of U.S. and foreign pretax net income of $5.8 and $6.5 million, respectively. The pretax net income attributable to U.S. operations included amortization of identified intangibles of $1.8 million, stock-based compensation of $7.7 million, and restructuring and other of $0.5 million. The pretax net income attributable to foreign operations included amortization of identified intangibles of $3.3 million, restructuring and other of $1.0 million, and earnout interest accretion of $0.2 million, partially offset by change in fair value of contingent consideration of $1.3 million. The exclusion of these items from pretax net income would result in U.S. and foreign pretax net income of $15.8 and $9.8 million, respectively.

For the six months ended June 30, 2014, pretax net income of $23.0 million consisted of U.S. and foreign pretax net income of $5.8 and $17.1 million, respectively. The pretax net income attributable to U.S. operations included amortization of identified intangibles of $3.5 million, stock-based compensation of $16.1 million, restructuring and other of $1.2 million, acquisition-related costs of $0.6 million, and litigation settlements of $0.2 million. The pretax net income attributable to foreign operations included amortization of identified intangibles of $6.5 million, restructuring and other of $1.4 million, and earnout interest accretion of $0.4 million, partially offset by change in fair value of contingent consideration of $2.0 million. The exclusion of these items from pretax net income would result in U.S. and foreign pretax net income of $27.6 and $23.4 million, respectively.

Provision for Income Taxes

We recognized tax provisions of $1.8 and $5.4 million on pretax net income of $9.5 and $12.3 million during the three months ended June 30, 2015 and 2014, respectively. We recognized tax provisions of $2.9 and $6.0 million on pretax net income of $15.8 and $23.0 million during the six months ended June 30, 2015 and 2014, respectively. The provisions for income taxes before discrete items reflected in the table below were $2.4 and $5.4 million during the three months ended June 30, 2015 and 2014, respectively, and $4.2 and $9.0 million during the six months ended June 30, 2015 and 2014, respectively. The decrease in the provision for income taxes before discrete items for the three and six months ended June 30, 2015, compared with the same periods in the prior year, is primarily due to the decrease in profitability before income taxes and increased income earned in jurisdictions with tax rates lower than the statutory U.S. tax rate of 35%.

Primary differences between our recorded tax provision rate and the U.S. statutory rate of 35% include lower taxes on permanently reinvested foreign earnings and the tax effects of stock-based compensation expense pursuant to ASC 718-740, which are non-deductible for tax purposes. During the six months ended June 30, 2014, we recognized a $3.1 million tax benefit related to the increased valuation of intangible assets for Brazilian tax reporting resulting from the merger of our Brazilian subsidiaries.

Our tax provision before discrete items is reconciled to our recorded provision for income taxes for the three and six months ended June 30, 2015 and 2014 as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Provision for income taxes before discrete items	$2.4	$5.4	$4.2	$9.0
Interest related to unrecognized tax benefits	0.1	0.1	0.2	0.2
Benefit related to merger of Brazilian entities	—	—	—	(3.1)
Non-deductible stock compensation charge	—	—	—	0.3
Benefit related to U.S. transfer pricing adjustment	—	—	(0.4)	—
Benefit related to Spanish statutory and tax intangibles write-off	—	—	(0.3)	—
Tax deductions related to ESPP dispositions	(0.1)	—	(0.2)	(0.3)
Benefit related to reversals of uncertain tax positions due to statute of limitation expirations	(0.6)	(0.1)	(0.6)	(0.1)

Provision for income taxes	$1.8	$5.4	$2.9	$6.0

We earn a significant amount of our operating income outside the U.S., which is deemed to be permanently reinvested in foreign jurisdictions. Most of this income is earned in the Netherlands, Spain, and the Cayman Islands, which are jurisdictions with tax rates materially lower than the statutory U.S. tax rate of 35%. In 2015, we realigned the ownership of certain Productivity Software intellectual property to parallel our worldwide intellectual property ownership. Our effective tax rate could fluctuate significantly and be adversely impacted if anticipated earnings in the Netherlands, Spain, and the Cayman Islands are proportionally lower than current projections and earnings in all other jurisdictions are proportionally higher than current projections.

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

As of June 30, 2015 and December 31, 2014, gross unrecognized tax benefits were $32.6 and $32.1 million, respectively, which would affect the effective tax rate, if recognized. Over the next twelve months, our existing tax positions will continue to generate increased liabilities for unrecognized tax benefits. It is reasonably possible that our gross unrecognized tax benefits will decrease up to $3.9 million in the next twelve months. These adjustments, if recognized, would positively impact our effective tax rate, and would be recognized as additional tax benefits in our Condensed Consolidated Statement of Operations. The reduction in unrecognized tax benefits relates primarily to a lapse of the statute of limitations for federal and state tax purposes.

In accordance with ASU 2013-11, which became effective in the first quarter of 2014, we recorded $20.1 million of gross unrecognized tax benefits as an offset to deferred tax assets as of June 30, 2015, and the remaining $15.5 million has been recorded as non-current income taxes payable.

We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of June 30, 2015 and December 31, 2014, we have accrued $1.0 and $0.9 million, respectively, for potential payments of interest and penalties.

As of June 30, 2015, we were subject to examination by the Internal Revenue Service for the 2011-2013 tax years, state tax jurisdictions for the 2010-2013 tax years, the Netherlands tax authority for the 2013 tax year, and the Spanish tax authority for the 2010-2013 tax years.

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

These excluded items are described below:

•	Intangible assets acquired to date are being amortized on a straight-line basis.

•	Stock-based compensation expense recognized in accordance with ASC 718.

•	Non-cash settlement of vacation liabilities through the issuance of RSUs, which is not included in the GAAP presentation of our stock-based compensation expense.

•	Restructuring and other expenses consists of:

•	Restructuring charges incurred as we consolidate the number and size of our facilities and, as a result, reduce the size of our workforce.

•	Expenses incurred to integrate businesses acquired during the periods reported.

•	Acquisition-related transaction costs associated with businesses acquired during the periods reported and the acquisitions of Reggiani and Matan, which closed on July 1, 2015.

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

•	Litigation Settlements. We settled, or accrued reserves related to, several litigation claims of $0.6 and $0.2 million during the six months ended June 30, 2015 and 2014, respectively.

•	Tax effect of non-GAAP adjustments are as follows:

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

Reconciliation of GAAP Net Income to Non-GAAP Net Income

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2015	2014	2015	2014
Net income	$7.7	$6.9	$13.0	$17.0

Amortization of identified intangibles	4.6	5.1	9.4	10.0
Restructuring and other	0.9	1.5	1.9	2.6
Stock-based compensation expense	9.7	7.7	18.6	16.1
Non-cash settlement of vacation liabilities by issuing RSUs	—	—	1.3	—
General and administrative:
Acquisition-related transaction costs	2.0	0.2	2.7	0.7
Change in fair value of contingent consideration	(1.3)	(1.0)	(1.3)	(1.6)
Litigation reserves	—	0.1	0.6	0.2
Interest and other expense, net:
Non-cash interest expense related to our Notes	2.9	—	5.8	—
Tax effect on non-GAAP net income	(3.6)	0.5	(7.6)	(3.7)

Non-GAAP net income	$22.9	$21.0	$44.4	$41.3

Non-GAAP net income per diluted share	$0.48	$0.44	$0.92	$0.86

Shares for purposes of computing diluted non-GAAP net income per share	48.1	48.0	48.1	48.2

Liquidity and Capital Resources

Overview

Cash, cash equivalents, and short-term investments decreased by $3.0 million to $613.7 million as of June 30, 2015 from $616.7 million as of December 31, 2014. The decrease was primarily due to treasury stock purchases of $22.0 million, settlement of shares for employee common stock related tax liabilities and the stock option exercise price of certain stock options of $4.5 million, cash payments for property and equipment of $8.7 million, acquisition-related contingent consideration payments of $2.7 million, partially offset by cash flows provided by operating activities of $31.7 million and proceeds from ESPP purchases and stock option exercises of $4.9 million.

(in thousands)	June 30, 2015	December 31, 2014	Change
Cash and cash equivalents	$238,472	$298,133	$(59,661)
Short term investments	375,242	318,599	56,643

Total cash, cash equivalents, and short-term investments	$613,714	$616,732	$(3,018)

	Six months ended June 30,
(in thousands)	2015	2014	Change
Net cash provided by operating activities	$31,720	$33,381	$(1,661)
Net cash used for investing activities	(66,140)	(1,286)	(64,854)
Net cash used for financing activities	(24,034)	(45,278)	21,244
Effect of foreign exchange rate changes on cash and cash equivalents	(1,207)	46	(1,253)

Decrease in cash and cash equivalents	$(59,661)	$(13,137)	$(46,524)

Cash, cash equivalents, and short-term investments held outside of the U.S. in various foreign subsidiaries were $165.0 and $124.1 million as of June 30, 2015 and December 31, 2014, respectively. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. federal and state income taxes on some or all of these funds. However, our intent is to indefinitely reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

Based on past performance and current expectations, we believe that our cash, cash equivalents, short-term investments, and cash generated from operating activities will satisfy our working capital, capital expenditure, investment, stock repurchase, commitments (see Note 8 of the Notes to Condensed Consolidated Financial Statements – Commitments and Contingencies), and other liquidity requirements associated with our existing operations through at least the next twelve months. We believe that the most strategic uses of our cash resources include business acquisitions, strategic investments to gain access to new technologies, repurchases of shares of our common stock, and working capital. At June 30, 2015, cash, cash equivalents, and short-term investments were $613.7 million. We believe that our liquidity position and capital resources are sufficient to meet our operating and working capital needs.

Cash Requirements Subsequent to Quarter End

On July 1, 2015, we acquired Reggiani for approximately $27.8 million in cash, $27.8 million in shares of EFI stock, plus an additional future cash earnout contingent on achieving certain performance targets. We also paid off approximately $22.5 million of Reggiani indebtedness. Reggiani’s digital inkjet textile printers address the full scope of advanced textile printing, with versatile printers suitable for water-based dispersed, acid, pigment, and reactive dye printing inks. This acquisition allows us to expand our presence in the digital inkjet textile printing market.

On July 1, 2015, we acquired Matan for approximately $42.5 million in cash. We also paid off approximately $4.3 million of Matan indebtedness. Matan’s super-wide format digital inkjet roll-to-roll printers include advanced material handling features such as in-line cutting and slitting, allowing us to expand our offerings in this market.

Operating Activities

During the three months ended June 30, 2015, our cash provided by operating activities was approximately $31.7 million.

Net cash provided by operating activities consists primarily of net income of $12.9 million and non-cash charges and credits of $37.6 million, partially offset by the net change in operating assets and liabilities of $18.8 million. Non-cash charges and credits of $37.6 million consist primarily of $15.4 million in depreciation and amortization, $18.6 million of stock-based compensation expense, non-cash accretion of interest expense of $6.2 million, provision for inventory obsolescence of $2.3 million, and $2.9 million of other non-cash charges and credits, partially offset by $7.8 million of deferred tax credits. The net change in operating assets and liabilities of $18.8 million consists primarily of increased accounts receivable of $15.5 million, increased gross inventories of $5.0 million, and increased other current assets of $10.7 million, partially offset by increased accounts payable and accrued liabilities of $4.5 million and increased net income taxes payable of $7.9 million.

Accounts Receivable

Our primary source of operating cash flow is the collection of accounts receivable from our customers. One measure of the effectiveness of our collection efforts is average days sales outstanding for accounts receivable (“DSO”). DSOs were 77 and 68 days at June 30, 2015 and December 31, 2014, respectively. We calculate DSO by dividing net accounts receivable at the end of the quarter by revenue recognized during the quarter, multiplied by the total days in the quarter.

DSOs increased during the three months ended June 30, 2015, compared with December 31, 2014, primarily due to international sales with extended payment terms and a non-linear sales cycle resulting in significant billings at the end of the quarter. We expect DSOs to vary from period to period because of changes in the mix of business between direct customers and end user demand driven through the leading printer manufacturers, the effectiveness of our collection efforts both domestically and overseas, and variations in the linearity of our sales. If the percentage of Industrial Inkjet and Productivity Software related revenue increases, we expect DSOs may trend higher. Our DSOs related to the Industrial Inkjet and Productivity Software operating segments are traditionally higher than those related to the significant printer manufacturer customers / distributors in our Fiery operating segment as, historically, they have paid on a more timely basis.

We have facilities in the U.S. that enable us to sell to third parties, on an ongoing basis, certain trade receivables with recourse. The trade receivables sold with recourse are generally short-term receivables with payment due dates of less than 10 days from date of sale, which are subject to a servicing obligation. We also have facilities in Spain that enable us to sell to third parties, on an ongoing basis, certain trade receivables without recourse. The trade receivables sold without recourse are generally short-term receivables with payment due dates of less than one year, which are secured by international letters of credit.

Trade receivables sold on a recourse basis under these facilities during the three and six months ended June 30, 2015, were $5.2 and $9.7 million, respectively, which approximates the cash received. Trade receivables sold on a non-recourse basis under these facilities during the six months ended June 30, 2015, were $0.8 million, which approximates the cash received. We report collections from the sale of trade receivables to third parties as operating cash flows in the Condensed Consolidated Statements of Cash Flows.

Inventories

Our inventories are procured primarily in support of the Industrial Inkjet and Fiery operating segments. The majority of our Industrial Inkjet products are manufactured internally, while Fiery production is primarily outsourced. The result is lower inventory turnover for Industrial Inkjet inventories compared with Fiery inventories.

Our net inventories increased by $2.1 million from $72.1 million at December 31, 2014 to $74.5 million at June 30, 2015 as additional inventories are required to support increased revenue. Inventory turnover was 5.0 during the quarter ended June 30, 2015 compared with 5.3 turns during the quarter ended December 31, 2014. We calculate inventory turnover by dividing annualized current quarter cost of revenue by ending inventories.

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

Investments

Purchases of marketable securities, net of proceeds from sales and maturities, were $57.4 million during the six months ended June 30, 2015, and proceeds from sales and maturities of marketable securities, net of purchases, were $15.9 million during the six months ended June 30, 2014. We have classified our investment portfolio as “available for sale.” Our investments are made with a policy of capital preservation and liquidity as primary objectives. We may hold investments in fixed income debt securities to maturity; however, we may sell an investment at any time if the quality rating of the investment declines, the yield on the investment is no longer attractive, or we have better uses for the cash. Since we invest primarily in investment securities that are highly liquid with a ready market, we believe the purchase, maturity, or sale of our investments has no material impact on our overall liquidity.

Property and Equipment, Net

Our property and equipment additions have historically been funded from operating activities. Net purchases of property and equipment were $8.7 and $10.6 million during the six months ended June 30, 2015 and 2014, respectively, including final payments related to the build-out of our new corporate headquarters facility during the six months ended June 30, 2014. This facility now serves as our worldwide corporate headquarters, as well as engineering, marketing, and administrative operations for our Fiery operating segment.

Financing Activities

Historically, our recurring cash flows provided by financing activities have been from the receipt of cash from the issuance of common stock through the exercise of stock options and employee purchases of ESPP shares. We received proceeds from the exercise of stock options of $0.1 and $7.3 million and employee purchases of ESPP shares of $4.8 and $4.1 million during the six months ended June 30, 2015 and 2014, respectively. While we may continue to receive proceeds from these plans in future periods, the timing and amount of such proceeds are difficult to predict and are contingent on a number of factors including the price of our common stock, the number of employees participating in the plans, net settlement options, and general market conditions. We anticipate that cash provided from the exercise of stock options may decline over time as we shift to issuance of RSUs, rather than stock options.

The primary use of funds for financing activities during the six months ended June 30, 2015 and 2014 was $26.5 and $60.8 million, respectively, of cash used to repurchase outstanding shares of our common stock. Such repurchases included $4.5 and $16.0 million used for net settlement of shares for the exercise price of certain stock options (and any tax withholding obligations incurred in connection with such exercises) and minimum tax withholding obligations that arose on the vesting of RSUs during the six months ended June 30, 2015 and 2014, respectively.

On November 6, 2013, the board of directors approved the repurchase of $200 million of outstanding common stock. This authorization expires in November 2016. Under this publicly announced plan, we repurchased 0.5 and 1.1 million shares for an aggregate purchase price of $22.0 and $44.8 million during the six months ended June 30, 2015 and 2014, respectively.

Earnout payments during the six months ended June 30, 2015 of $2.0 and $0.6 million are primarily related to the previously accrued Technique and Metrix contingent consideration liabilities, respectively. Earnout payments during the six months ended June 30, 2014 of $2.1 million are primarily related to the previously accrued Technique contingent consideration liability.

Other Commitments

Our Industrial Inkjet inventories consist of inventories required for our internal manufacturing operations and inventory purchased from third party contract manufacturers. Raw materials and finished goods, print heads, frames, digital UV ink, ceramic digital ink, and other components are required to support our internal manufacturing operations. Solvent ink and certain sub-assemblies are purchased from third party contract manufacturers.

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

Market Risk

We are exposed to various market risks. Market risk is the potential loss arising from adverse changes in market rates and prices, general credit, foreign currency exchange rate fluctuations, liquidity, and interest rate risks, which may be exacerbated by the tight global credit market and increase in economic uncertainty that have affected various sectors of the financial market and continue to cause credit and liquidity issues. We do not enter into derivatives or other financial instruments for trading or speculative purposes. We may enter into financial instrument contracts to manage and reduce the impact of changes in foreign currency exchange rates on earnings and cash flows. The counterparties to such contracts are major financial institutions. We hedge our operating expense exposure in Indian rupees. The notional amount of our Indian rupee cash flow hedge was $2.9 million at June 30, 2015. We hedge balance sheet remeasurement exposures using forward contracts not designated as hedging instruments with notional amounts of $66.6 million at June 30, 2015 consisting of hedges of Brazilian real, British pound sterling, Australian dollar, New Zealand dollar, and Euro-denominated intercompany loans with notional amounts of $37.1 million, hedges of British pound sterling and Euro-denominated trade receivables with notional amounts of $26.9 million, and Indian rupee-denominated net monetary assets of $2.6 million.

Since Europe represents a significant portion of our revenue and cash flow, the SEC encourages disclosure of our European concentrations of credit risk regarding gross receivables, related reserves, and aging on a region or country basis, and the impact on liquidity with respect to estimated timing of receivable payments. Since Europe is composed of varied countries and regional economies, our European risk profile is somewhat more diversified due to the varying economic conditions among the countries. Approximately 30% of our receivables are with European customers as of June 30, 2015. Of this amount, 18% of our European receivables (5% of consolidated net receivables) are in the higher risk southern European countries (mostly Spain, Portugal, and Italy), which are adequately reserved. The ongoing relocation of the ceramic tile industry from southern Europe to the emerging markets of China, India, Brazil, and Indonesia will reduce our exposure to credit risk in southern Europe.

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

Hypothetical changes in the fair values of financial instruments held by us at June 30, 2015 that are sensitive to changes in interest rates are presented below. The modeling technique measures the change in fair value arising from selected potential changes in interest rates. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 100 basis points over a twelve month time horizon (in thousands):

Valuation of securities given an interest rate decrease of 100 basis points	No change in interest rates	Valuation of securities given an interest rate increase of 100 basis points
$383,123	$380,924	$378,035

The SEC encourages the discussion of exposure to the uncertainty in the European economy. Specifically, European debt by counterparty (i.e., sovereign and non-sovereign) and by country should be addressed. We have no European sovereign debt investments. Our European debt and money market investments consist of non-sovereign corporate debt included within money market funds and corporate debt securities of $37.6 million, which represents 15% of our money market funds and corporate debt securities at June 30, 2015. Our European debt investments are with corporations domiciled in the northern and central European countries of Sweden, Netherlands, Luxembourg, Norway, France, and the U.K. We do not have any investments in the higher risk “southern European” countries (i.e., Greece, Spain, Portugal, and Italy) or in Ireland. We believe that we do not have significant exposure with respect to our money market and corporate debt investments in Europe, although we do have some exposure due to the interdependencies among the European Union countries.

As of June 30, 2015, we have $345 million principal amount of Notes outstanding. We carry these instruments at face value less unamortized discount on our Condensed Consolidated Balance Sheets. Since these instruments bear interest at fixed rates, we have no financial statement risk associated with changes in interest rates. However, the fair value of these instruments fluctuates when interest rates change. Please refer to Note 6—Convertible Senior Notes, Note Hedges, and Warrants of the Notes to Condensed Consolidated Financial Statements.

Foreign Currency Exchange Risk

A large portion of our business is conducted in countries other than the U.S. We are primarily exposed to changes in exchange rates for the Euro, British pound sterling, Indian rupee, Japanese yen, Brazilian real, Chinese renminbi, New Zealand dollar, and Australian dollar. Although the majority of our receivables are invoiced and collected in U.S. dollars, we have exposure from non-U.S. dollar-denominated sales (consisting of the Euro, British pound sterling, Brazilian real, Chinese renminbi, Australian dollar, and New Zealand dollar) and operating expenses (primarily the Euro, British pound sterling, Chinese renminbi, Japanese yen, Indian rupee, Brazilian real, and Australian dollar) in foreign countries. We can benefit from or be adversely affected by either a weaker or stronger U.S. dollar relative to major currencies worldwide with respect to our consolidated financial statements. Accordingly, we can benefit from a stronger U.S. dollar due to the corresponding reduction in our foreign operating expenses translated in U.S. dollars and at the same time we can be adversely affected by a stronger U.S. dollar due to the corresponding reduction in foreign revenue translated in U.S. dollars.

We hedge our operating expense exposure in Indian rupees. The notional amount of our Indian rupee cash flow hedge was $2.9 million at June 30, 2015. We hedge balance sheet remeasurement exposures using forward contracts not designated as hedging instruments with notional amounts of $66.6 million at June 30, 2015 consisting of hedges of Brazilian real, British pound sterling, Australian dollar, New Zealand dollar, and Euro-denominated intercompany loans with notional amounts of $37.1 million, hedges of British pound sterling and Euro-denominated trade receivables with notional amounts of $26.9 million, and Indian rupee-denominated net monetary assets of $2.6 million.

The impact of hypothetical changes in foreign exchanges rates on revenue and income from operations are presented below. The modeling technique measures the change in revenue and income from operations resulting from changes in selected foreign exchange rates with respect to the Euro and British pound sterling of plus or minus one percent during the three months ended June 30, 2015 as follows (in thousands):

	Impact of a foreign exchange rate decrease of one percent	No change in foreign exchange rates	Impact of a foreign exchange rate increase of one percent
Revenue	$398,031	$397,275	$396,519

Income from operations	$24,693	$24,444	$24,195

Item 4:	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the quarter ended June 30, 2015, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our chief executive officer and chief financial and accounting officer concluded that our disclosure controls and procedures were effective as of June 30, 2015 to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the second quarter of 2015, there were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

As of June 30, 2015, we are subject to the matter discussed below.

Componex Corporation (“Componex”) vs. EFI

Componex, Inc. is a manufacturer of rolls used in machines handling continuous sheets of product and is a supplier for certain products in our VUTEk product line. In May 2013, Componex filed an action in the United States District Court for the Western District of Wisconsin alleging that rolls supplied to EFI by other vendors infringe two patents held by Componex. We moved for summary judgment that, among other things, Componex’s patents are not valid and that, even if they are, the rolls supplied and used in our products do not infringe the patents. Componex also moved for summary judgment of infringement. In November 2014, the district court granted summary judgment that one of the two patents at issue is invalid, that there is no evidence of infringement of the other patent at issue, and entered judgment in favor of EFI. In December 2014, Componex filed its notice of appeal to the United States Court of Appeals for the Federal Circuit. The appeal is currently pending.

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

Other Matters

As of June 30, 2015, we were subject to claims, lawsuits, investigations, and proceedings in addition to the matter discussed above. There is at least a reasonable possibility that additional losses may be incurred in excess of the amounts that we have accrued. However, we believe that these claims are not material to our financial statements or the range of reasonably possible losses is not reasonably estimable. Litigation is inherently unpredictable, and while we believe that we have valid defenses with respect to legal matters pending against us, our financial statements could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies or because of the diversion of management’s attention and the incurrence of significant expenses.

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

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Our stock repurchases for the quarter ended June 30, 2015 are as follows (in thousands, except for per share amounts):

Issuer Purchases of Equity Securities

Total	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans (1)
April 2015	114	$41.87	114	$104,874
May 2015	191	42.74	146	98,648
June 2015	1	43.44	—	98,648

Totals	306	$42.42	260

(1)	In November 2013, the Board of Directors approved the repurchase of $200 million of outstanding common stock. This authorization expires in November 2016. Under this publicly announced plan, we repurchased 0.5 million shares for an aggregate purchase price of $22.0 million during the six months ended June 30, 2015. We had previously repurchased 1.8 and 0.1 million shares for an aggregate purchase price of $76.8 and $2.6 million during the years ended December 31, 2014 and 2013, respectively.
(2)	Includes 0.1 million shares purchased from employees to satisfy the exercise price of certain stock options and any tax withholding obligations incurred in connection with such exercises and minimum tax withholding obligations that arose on the vesting of RSUs.

Item 3:	Defaults Upon Senior Securities

None.

Item 4:	Mine Safety Disclosure

Not applicable.

Item 5:	Other Information

Not applicable.

Item 6:	Exhibits

No.	Description

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Amended and Restated Bylaws of Electronics For Imaging, Inc. (as amended August 12, 2009) (2)

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 33-57382) and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 17, 2009 (File No. 000-18805) and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRONICS FOR IMAGING, INC.

Date: July 31, 2015	/s/ Guy Gecht
Guy Gecht
Chief Executive Officer (Principal Executive Officer)

Date: July 31, 2015	/s/ Marc Olin
Marc Olin
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

No.	Description

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Amended and Restated Bylaws of Electronics For Imaging, Inc. (as amended August 12, 2009) (2)

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 33-57382) and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 17, 2009 (File No. 000-18805) and incorporated herein by reference.