Form 10-Q
period 2015-09-30
ELECTRONICS FOR IMAGING INC
filed 2015-11-02
CIK 867374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

The number of shares of Common Stock outstanding as of October 19, 2015 was 47,703,731.

Electronics For Imaging, Inc.

PART I – FINANCIAL INFORMATION

Item 1:	Condensed Consolidated Financial Statements

Electronics For Imaging, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands)	September 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$198,952	$298,133
Short-term investments, available for sale	312,226	318,599
Accounts receivable, net of allowances of $18.6 and $17.5 million, respectively	188,193	155,421
Inventories	111,751	72,132
Income taxes receivable and deferred tax assets	17,905	18,618
Other current assets	32,537	15,804

Total current assets	861,564	878,707
Property and equipment, net	96,002	86,197
Goodwill	328,617	245,443
Intangible assets, net	133,165	62,571
Deferred tax assets	28,391	22,062
Other assets	13,012	9,580

Total assets	$1,460,751	$1,304,560

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$111,552	$86,940
Accrued and other liabilities	65,756	63,183
Deferred revenue	61,675	41,927
Income taxes payable and deferred tax liabilities	5,957	1,759

Total current liabilities	244,940	193,809
Convertible senior notes, net	293,516	284,818
Imputed financing obligation related to build-to-suit lease	13,134	12,472
Noncurrent contingent and other liabilities	48,645	5,440
Noncurrent deferred tax liabilities	26,324	3,820
Noncurrent income taxes payable	10,809	15,512

Total liabilities	637,368	515,871

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 150,000 shares authorized; 51,540 and 49,671 shares issued, respectively	515	497
Additional paid-in capital	638,038	568,896
Treasury stock, at cost; 3,931 and 2,736 shares, respectively	(164,884)	(113,992)
Accumulated other comprehensive loss	(14,142)	(7,357)
Retained earnings	363,856	340,645

Total stockholders’ equity	823,383	788,689

Total liabilities and stockholders’ equity	$1,460,751	$1,304,560

See accompanying notes to condensed consolidated financial statements.

Electronics For Imaging, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share amounts)	2015	2014	2015	2014

Revenue	$228,694	$197,674	$625,969	$579,327

Cost of revenue (1)	112,409	88,877	295,841	263,782

Gross profit	116,285	108,797	330,128	315,545
Operating expenses:
Research and development (1)	36,125	33,840	103,913	100,563
Sales and marketing (1)	39,814	36,113	114,117	107,902
General and administrative (1)	18,223	17,617	54,210	49,973
Restructuring and other (Note 11)	584	3,021	2,544	5,662
Amortization of identified intangibles	8,759	5,284	18,120	15,266

Total operating expenses	103,505	95,875	292,904	279,366

Income from operations	12,780	12,922	37,224	36,179
Interest expense	(4,634)	(1,070)	(12,870)	(1,635)
Interest income and other expense, net	(645)	(5,000)	(1,046)	(4,720)

Income before income taxes	7,501	6,852	23,308	29,824
Benefit from (provision for) income taxes	2,756	(2,047)	(97)	(8,025)

Net income	$10,257	$4,805	$23,211	$21,799

Net income per basic common share	$0.22	$0.10	$0.49	$0.47

Net income per diluted common share	$0.21	$0.10	$0.48	$0.45

Shares used in basic per-share calculation	47,473	46,904	47,104	46,829

Shares used in diluted per-share calculation	48,501	48,184	48,161	48,304

(1)	Includes stock-based compensation expense as follows:

	2015	2014	2015	2014
Cost of revenue	$785	$780	$2,357	$1,894
Research and development	2,397	2,316	7,749	6,482
Sales and marketing	1,891	1,486	6,461	4,069
General and administrative	4,455	4,452	11,520	12,706

See accompanying notes to condensed consolidated financial statements.

Electronics For Imaging, Inc.

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2015	2014	2015	2014
Net income	$10,257	$4,805	$23,211	$21,799
Net unrealized investment gains:
Unrealized holding gains, net of tax provisions of less than $0.1 million for the three months ended September 30, 2015, and $0.2 million for the nine months ended September 30, 2015, and net of tax provisions of less than $0.1 million for the three and nine months ended September 30, 2014	30	13	317	52
Reclassification adjustments included in net income, net of tax benefits of less than $0.1 million for the three and nine months ended September 30, 2015 and 2014.	(12)	(7)	(42)	(26)

Net unrealized investment gains	18	6	275	26
Currency translation adjustments, net of no tax benefit for the three and nine months ended September 30, 2015, and net of tax provisions of less than $0.1 million for the three and nine months ended September 30, 2014	(4,192)	(4,807)	(7,077)	(2,639)
Unrealized gains (losses) on cash flow hedges	(19)	(17)	17	(18)

Comprehensive income (loss)	$6,064	$(13)	$16,426	$19,168

See accompanying notes to condensed consolidated financial statements.

Electronics For Imaging, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine months ended September 30,
(in thousands)	2015	2014
Cash flows from operating activities:
Net income	$23,211	$21,799
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,902	22,682
Deferred taxes	(7,933)	(10,257)
Tax benefit from employee stock plans	1,820	10,176
Excess tax benefit from stock-based compensation	(298)	(11,314)
Provision for bad debts and sales-related allowances	3,724	2,520
Provision for inventory obsolescence	3,627	3,799
Stock-based compensation, net of cash settlements	27,777	25,151
Contingent consideration payments related to businesses acquired	—	(1,428)
Non-cash accretion of interest expense on convertible notes and imputed financing obligation	9,692	1,387
Other non-cash charges and credits	1,220	(2,638)
Changes in operating assets and liabilities, net of effect of acquired companies	(49,753)	(15,138)

Net cash provided by operating activities	40,989	46,739

Cash flows from investing activities:
Purchases of short-term investments	(243,065)	(70,587)
Proceeds from sales and maturities of short-term investments	247,821	90,349
Purchases, net of proceeds from sales, of property and equipment	(13,146)	(12,938)
Businesses purchased, net of cash acquired	(65,480)	(20,745)

Net cash used for investing activities	(73,870)	(13,921)

Cash flows from financing activities:
Proceeds from issuance of convertible notes, net of debt issuance cost payments	(58)	337,207
Purchase of convertible note hedges	—	(63,928)
Proceeds from issuance of warrants	—	34,535
Proceeds from issuance of common stock	11,352	16,196
Purchases of treasury stock and net share settlements	(50,892)	(88,816)
Repayment of debt assumed through business acquisitions	(22,531)	(525)
Contingent consideration payments related to businesses acquired	(3,034)	(9,359)
Excess tax benefit from stock-based compensation	298	11,314

Net cash provided by (used for) financing activities	(64,865)	236,624

Effect of foreign exchange rate changes on cash and cash equivalents	(1,435)	(1,152)

Increase (decrease) in cash and cash equivalents	(99,181)	268,290
Cash and cash equivalents at beginning of period	298,133	177,084

Cash and cash equivalents at end of period	$198,952	$445,374

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

Discontinued Operations. In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which became effective in the first quarter of 2015. Under the new guidance, a discontinued operation is a component or group of components of an entity that are either disposed or classified as held for sale and represent a strategic shift that has (or will have) a major effect on our operations and financial results. A strategic shift includes disposal of a major geographic area of operations, major line of business, or other major components of an entity. This differs from previous guidance, which defines discontinued operations as disposals of a component of an entity that is a reportable segment, an operating segment, a reporting unit, a subsidiary, or an asset group.

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

Supplemental Cash Flow Information

	Nine months ended September 30,
(in thousands)	2015	2014
Net cash paid for income taxes	$5,860	$5,427

Cash paid for interest expense	$2,806	$91

Acquisition-related activities:
Cash paid for acquisitions, excluding contingent consideration	$71,869	$22,653
Cash acquired in acquisitions	(6,389)	(1,908)

Net cash paid for acquisitions	$65,480	$20,745

Common stock issued in connection with the Reggiani acquisition	$26,858	$—

Non-cash investing and financing activities:
Non-cash settlement of vacation liabilities by issuing restricted stock units (“RSUs”)	$1,353	$—
Property and equipment received, but not paid	1,497	561

	$2,850	$561

2. Earnings Per Share

Net income per basic common share is computed using the weighted average number of common shares outstanding during the period. Net income per diluted common share is computed using the weighted average number of common and dilutive potential common shares outstanding during the period. Potential common shares result from the assumed exercise of outstanding common stock options having a dilutive effect using the treasury stock method, non-vested shares of restricted stock having a dilutive effect, non-vested restricted stock for which the performance criteria have been met, shares to be purchased under our Employee Stock Purchase Plan (“ESPP”) having a dilutive effect, the assumed issuance of shares to be issued from escrow related to the acquisition of Reggiani Macchine SpA (“Reggiani”), the assumed conversion of our convertible senior notes due June 2019 (“Notes”) having a dilutive effect using the treasury stock method as well as the dilutive effect of our warrants when the stock price exceeds the conversion price of the Notes. Any potential shares that are anti-dilutive as defined in Accounting Standards Codification (“ASC”) 260, Earnings Per Share, are excluded from the effect of dilutive securities.

Performance-based and market-based restricted stock that would be issuable if the end of the reporting period were the end of the vesting period, if the result would be dilutive, and are assumed to be outstanding for purposes of determining net income per diluted common share as of the later of the beginning of the period or the grant date in accordance with ASC 260-10-45-48. Accordingly, performance-based RSUs, which vested on various dates during the three and nine months ended September 30, 2015 and 2014, based on achievement of specified performance criteria related to revenue and non-GAAP operating income targets are included in the determination of net income per diluted common share as of the beginning of each period.

Basic and diluted earnings per share for the three and nine months ended September 30, 2015 and 2014 are reconciled as follows (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Basic net income per share:
Net income available to common shareholders	$10,257	$4,805	$23,211	$21,799

Weighted average common shares outstanding	47,473	46,904	47,104	46,829

Basic net income per share	$0.22	$0.10	$0.49	$0.47

Dilutive net income per share:
Net income available to common shareholders	$10,257	$4,805	$23,211	$21,799

Weighted average common shares outstanding	47,473	46,904	47,104	46,829
Dilutive stock options and non-vested restricted stock	1,028	1,280	1,057	1,475

Weighted average common shares outstanding for purposes of computing diluted net income per share	48,501	48,184	48,161	48,304

Dilutive net income per share	$0.21	$0.10	$0.48	$0.45

Potential shares of common stock that are not included in the determination of diluted net income per share because they are anti-dilutive for the periods presented consist of RSUs having an anti-dilutive effect of less than 0.1 million shares for the nine months ended September 30, 2015 and ESPP purchase rights having an anti-dilutive effect of less than 0.1 million shares for the three and nine months ended September 30, 2015 and 2014.

The weighted-average number of common shares outstanding does not include the effect of the potential common shares from conversion of our Notes and exercise of our warrants, which were issued in September 2014. The effects of these potentially outstanding shares were not included in the calculation of diluted net income per share because the effect would have been anti-dilutive since the conversion price of the Notes and the strike price of the warrants exceeded the average market price of our common stock. We have the option to pay cash, issue shares of common stock, or any combination thereof for the aggregate amount due upon conversion of the Notes. Our intent is to settle the principal amount of the Notes in cash upon conversion. As a result, only amounts payable in excess of the principal amount of the Notes are considered in diluted net income per share under the treasury stock method. Please refer to Note 6 – Convertible Senior Notes, Note Hedges, and Warrants of the Notes to Condensed Consolidated Financial Statements for additional information.

3. Balance Sheet Details

Inventories

Inventories, net of allowances, as of September 30, 2015 and December 31, 2014 are as follows (in thousands):

	September 30, 2015	December 31, 2014
Raw materials	$50,504	$33,903
Work in process	8,210	2,308
Finished goods	53,037	35,921

	$111,751	$72,132

Deferred Cost of Revenue

Deferred cost of revenue related to unrecognized revenue on shipments to customers was $12.6 and $2.0 million as of September 30, 2015 and December 31, 2014, respectively, and is included in other current assets in our Condensed Consolidated Balance Sheets.

Product Warranty Reserves

The changes in product warranty reserves during the nine months ended September 30, 2015 and 2014 are as follows (in thousands):

	2015	2014
Balance at January 1,	$9,682	$11,047
Liability assumed through business acquisitions	1,006	—
Provisions, net of releases	8,670	9,356
Settlements	(9,799)	(9,962)

Balance at September 30,	$9,559	$10,441

Accumulated Other Comprehensive Loss (“OCI”)

OCI classified within stockholders’ equity in our Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014 is as follows (in thousands):

	September 30,	December 31,
	2015	2014
Net unrealized investment gains	$134	$(141)
Currency translation losses	(14,254)	(7,177)
Net unrealized losses on cash flow hedges	(22)	(39)

Accumulated other comprehensive loss	$(14,142)	$(7,357)

Amounts reclassified out of OCI were less than $0.1 million, net of tax, for the three and nine months ended September 30, 2015 and 2014, and consisted of unrealized gains and losses from investments in debt securities that are reported within interest income and other expense, net, in our Condensed Consolidated Statements of Operations.

4. Acquisitions

On July 1, 2015, we acquired privately held Reggiani, a societa per azioni headquartered in Bergamo, Italy, and privately held Matan Digital Printers (“Matan”), an Israeli company headquartered in Ha’Ayin, Israel. Acquisition-related transaction costs were $1.6 and $4.2 million during the three and nine months ended September 30, 2015.

We purchased Matan for cash consideration of approximately $38.9 million, net of cash acquired. Matan’s super-wide format digital inkjet roll-to-roll printers, including advanced material handling features such as in-line cutting and slitting, expand our offerings in this market. The consideration is subject to change based on purchase price adjustment provisions and certain indemnification obligations by the selling shareholders.

We purchased Reggiani for cash consideration of approximately $26.6 million, net of cash acquired, the issuance of 0.6 million shares of EFI common stock valued at $26.9 million, plus a potential future cash earnout, which is contingent on achieving certain performance targets. Reggiani’s digital inkjet textile printers address the full scope of advanced textile printing with versatile printers suitable for water-based dispersed, acid, pigment, and reactive dye printing inks. This acquisition expands our presence in the digital inkjet textile printing market.

The fair value of the earnout related to the Reggiani acquisition is currently estimated to be $44.0 million by applying the income approach in accordance with ASC 805-30-25-5, Business Combinations. Key assumptions include a discount rate of 4.98%, a probability-adjusted revenue level, and probability-adjusted earnings before interest and tax (“EBIT”). Probability-adjusted revenue and EBIT are significant inputs that are not observable in the market, which ASC 820-10-35, Fair Value Measurement, refers to as Level 3 inputs. This contingent liability is reflected in the Condensed Consolidated Balance Sheet as of September 30, 2015, as a noncurrent liability. In accordance with ASC 805-30-35-1, changes in the fair value of contingent consideration subsequent to the acquisition date are recognized in general and administrative expenses.

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

Valuation Methodologies

Intangible assets acquired consist of customer relationships, customer backlog, trade names, existing technology, and in-process research & development (“IPR&D”). The intangible asset valuation methodology for each acquisition assumes discount rates between 15% and 20%.

Customer Relationships and Backlog were valued using the excess earnings method, which is an income approach. The value of customer relationships lies in the generation of a consistent and predictable revenue source without incurring the costs normally required to develop the relationships. Customer relationships were valued by estimating the revenue attributable to existing customer relationships and probability-weighted in each forecast year to reflect the uncertainty of maintaining existing relationships based on historical attrition rates. Customer backlog represent unfulfilled customer purchase orders at the acquisition date that will provide a relatively secure revenue stream, subject only to potential customer cancellation. The backlog is expected to be fulfilled within three months.

Trade Names were valued using the relief from royalty method with royalty rates based on various factors including an analysis of market data, comparable trade name agreements, and consideration of historical advertising dollars spent supporting the trade name.

Existing Technology was valued using the relief from royalty method based on royalty rates for similar technologies. The value of existing technology is derived from consistent and predictable revenue, including the opportunity to cross-sell to existing customers, without incurring the costs associated with developing the technology. Revenue related to existing technology was adjusted in each forecast year to reflect the evolution of the technology and the cost of sustaining research and development required to maintain the technology.

IPR&D was valued using the relief from royalty method by estimating the cost to develop purchased IPR&D into commercially viable products, estimating the net cash flows resulting from the sale of those products, and discounting the net cash flows back to their present value. Project schedules based on management’s estimate of tasks completed to achieve technical and commercial feasibility depending on the measure of completion that is utilized. IPR&D is subject to amortization after product launch over the product life or otherwise subject to impairment in accordance with acquisition accounting guidance.

	Matan	Reggiani
Discount rate for IPR&D	16%	21%
IPR&D percent complete at acquisition date	32.5%	70%
Acquisition-date valuation	$3,190	$10,879

The preliminary allocation of the purchase price to the assets acquired and liabilities assumed (in thousands) with respect to these acquisitions at their respective acquisition dates is summarized as follows:

	Matan		Reggiani
	Weighted average useful life	Purchase Price Allocation	Weighted average useful life	Purchase Price Allocation

Customer relationships	6 years	$6,630	5 years	$12,187
Existing technology	5 years	8,790	5 years	33,118
Trade names	5 years	2,570	5 years	11,964
IPR&D	—	3,190	—	10,879
Backlog	less than one year	70	less than one year	704
Goodwill	—	26,609	—	65,167

		$47,859		$134,019
Net tangible liabilities		(4,945)		(34,075)

Total purchase price		$42,914		$99,944

Goodwill, which represents the excess of the purchase price over the net tangible and intangible assets acquired, that was generated by our acquisitions is not deductible for tax purposes.

Matan and Reggiani generate revenue and incur operating expenses primarily in shekels and Euros, respectively. Upon consideration of the salient economic indicators discussed in ASC 830-10-55-5, Foreign Currency Matters, we consider the shekel to be the functional currency for Matan and the Euro to be the functional currency for Reggiani.

Unaudited Pro forma Information

The unaudited pro forma information set forth below presents revenues, net income, and earnings per share as if Reggiani and Matan were acquired as of the beginning of the periods presented and includes certain pro forma adjustments, including increased amortization of identified intangibles, reduced interest income to reflect net cash used for the acquisitions, and the related tax effects of these adjustments. All acquisitions are included in our financial statements from the date of acquisition. The pro forma information is not intended to represent or be indicative of the condensed consolidated results of operations that would have been reported had the acquisitions been completed as of the beginning of the periods presented and should not be taken as representative of the future consolidated results of operations or financial condition. Since these acquisitions both closed July 1, 2015, the Condensed Consolidated Statement of Operations for the three months ended September 30, 2015 would not be impacted. Amounts are presented in thousands, except per share data.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2014	2015	2014

Revenue	$223,617	$680,102	$666,532

Net income	$1,867	$8,013	$15,134

Earnings per basic common share	$0.04	$0.17	$0.32

Earnings per diluted common share	$0.04	$0.16	$0.31

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

Our available-for-sale short-term investments as of September 30, 2015 and December 31, 2014 are as follows (in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
September 30, 2015
U.S. government and sponsored entities	$108,267	$151	$(4)	$108,414
Corporate debt securities	171,241	87	(196)	171,132
Asset-backed securities	30,565	213	(39)	30,739
Mortgage-backed securities – residential	1,940	6	(5)	1,941

Total short-term investments	$312,013	$457	$(244)	$312,226

December 31, 2014
U.S. government and sponsored entities	$75,993	$34	$(112)	$75,915
Corporate debt securities	218,493	74	(433)	218,134
Municipal securities	2,375	1	—	2,376
Asset-backed securities	19,061	270	(65)	19,266
Mortgage-backed securities – residential	2,898	13	(3)	2,908

Total short-term investments	$318,820	$392	$(613)	$318,599

The fair value and duration that investments, including cash equivalents, have been in a gross unrealized loss position as of September 30, 2015 and December 31, 2014 are as follows (in thousands):

	Less than 12 Months		More than 12 Months		TOTAL
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2015
U.S. government and sponsored entities	$17,404	$(4)	$—	$—	$17,404	$(4)
Corporate debt securities	97,745	(196)	—	—	97,745	(196)
Asset-backed securities	25,112	(36)	2,088	(3)	27,200	(39)
Mortgage-backed securities – residential	446	(5)	—	—	446	(5)

Total	$140,707	$(241)	$2,088	$(3)	$142,795	$(244)

December 31, 2014
U.S. government and sponsored entities	$120,433	$(112)	$—	$—	$120,433	$(112)
Corporate debt securities	147,141	(433)	—	—	147,141	(433)
Asset-backed securities	14,261	(65)	120	(1)	14,381	(66)
Mortgage-backed securities – residential	640	(2)	—	—	640	(2)

Total	$282,475	$(612)	$120	$(1)	$282,595	$(613)

For fixed income securities that have unrealized losses as of September 30, 2015, we have determined that we do not have the intent to sell any of these investments and it is not more likely than not that we will be required to sell any of these investments before recovery of the entire amortized cost basis. We have evaluated these fixed income securities and determined that no credit losses exist. Accordingly, management has determined that the unrealized losses on our fixed income securities as of September 30, 2015 were temporary in nature.

Amortized cost and estimated fair value of investments as of September 30, 2015 is summarized by maturity date as follows (in thousands):

	Amortized cost	Fair value
Mature in less than one year	$183,451	$183,666
Mature in one to three years	128,562	128,560

Total short-term investments	$312,013	$312,226

Net realized gains of less than $0.1 million from sales of investments were recognized in interest income and other expense, net, for the three and nine months ended September 30, 2015 and 2014. Net unrealized gains of $0.2 million and net unrealized losses of $0.2 million, respectively, were included in OCI in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, respectively.

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

Our investments and liabilities measured at fair value have been presented in accordance with the fair value hierarchy specified in ASC 820 as of September 30, 2015 and December 31, 2014 in order of liquidity as follows (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
September 30, 2015
Assets:
Money market funds	$63,927	$63,927	$—	$—
U.S. government and sponsored entities	108,414	41,663	66,751	—
Corporate debt securities	171,132	—	171,132	—
Asset-backed securities	30,739	—	30,540	199
Mortgage-backed securities – residential	1,941	—	1,941	—

	$376,153	$105,590	$270,364	$199

Liabilities:
Contingent consideration, current and noncurrent	$49,732	$—	$—	$49,732
Self-insurance	1,305	—	—	1,305

	$51,037	$—	$—	$51,037

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
December 31, 2014
Assets:
Money market funds	$25,841	$25,841	$—	$—
U.S. government and sponsored entities	139,206	63,291	75,915	—
Corporate debt securities	233,758	—	233,758	—
Municipal securities	2,376	—	2,376	—
Asset-backed securities	19,266	—	19,012	254
Mortgage-backed securities – residential	2,908	—	2,908	—

	$423,355	$89,132	$333,969	$254

Liabilities:
Contingent consideration, current and noncurrent	$12,277	$—	$—	$12,277
Self-insurance	1,369	—	—	1,369

	$13,646	$—	$—	$13,646

Money market funds consist of $63.9 and $25.8 million, which have been classified as cash equivalents as of September 30, 2015 and December 31, 2014, respectively. U.S. government and sponsored entities securities include $63.3 million, which have been classified as cash equivalents as of December 31, 2014. Corporate debt securities include $15.6 million, which have been classified as cash equivalents as of December 31, 2014.

Investments are generally classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices or alternative pricing sources with reasonable levels of price transparency. Investments in U.S. Treasury obligations and overnight money market mutual funds have been classified as Level 1 because these securities are valued based on quoted prices in active markets or are actively traded at $1.00 Net Asset Value. There have been no transfers between Level 1 and 2 during the three and nine months ended September 30, 2015 and 2014.

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

In determining whether a credit loss existed, we used our best estimate of the present value of cash flows expected to be collected from each debt security. For asset-backed and mortgage-backed securities, to determine cash flow estimates, including prepayment assumptions, we rely on data from widely accepted third party data sources or internal estimates. In addition to prepayment assumptions, cash flow estimates vary based on assumptions regarding the underlying collateral including default rates, recoveries, and changes in value. Expected cash flows were discounted using the effective interest rate implicit in the securities. Based on this analysis, there were no other-than-temporary impairments, including credit-related impairments, during the three and nine months ended September 30, 2015 and 2014.

Liabilities for Contingent Consideration

Acquisition-related liabilities for contingent consideration (i.e., earnouts) are related to the purchase business combinations of Reggiani in 2015; DiMS! organizing print BV (“DIMS”), DirectSmile GmbH (“DirectSmile”), and SmartLinc, Inc. (“SmartLinc”) in 2014; Outback Software Pty. Ltd. doing business as Metrix Software (“Metrix”), GamSys Software SPRL (“GamSys”), and PrintLeader Software (“PrintLeader”) in 2013; and Technique, Inc. and Technique Business Systems Limited (collectively, “Technique”), Online Print Marketing Ltd. and DataCreation Pty. Ltd. together doing business as Online Print Solutions (“OPS”), Metrics Sistemas de Informação, Serviços e Comércio Ltda. and Metrics Sistemas de Informação e Serviço Ltda. (collectively, “Metrics”), FXcolors (“FX Colors”), and Creta Print S.L. (“Cretaprint”) in 2012.

The fair value of these earnouts is estimated to be $49.7 and $12.3 million as of September 30, 2015 and December 31, 2014, respectively, by applying the income approach in accordance with ASC 805-30-25-5, Business Combinations. Key assumptions include discount rates between 4.2% and 6.4% and probability-adjusted revenue and EBIT levels. Probability-adjusted revenue and EBIT are significant inputs that are not observable in the market, which ASC 820-10-35 refers to as Level 3 inputs. These contingent liabilities have been reflected in the Condensed Consolidated Balance Sheet as of September 30, 2015 as current and noncurrent liabilities of $2.6 and $47.1 million, respectively.

The DIMS, DirectSmile, GamSys, and SmartLinc earnout performance probability percentages were reduced in 2015. The OPS, Technique, and DIMS earnout performance probability percentages were reduced or not achieved in 2014, partially offset by increased performance achievement with respect to the Metrics earnout performance target in 2014. Consequently, the decrease in the fair value of contingent consideration was $3.3 and $4.5 million, partially offset by $0.9 and $0.7 million of earnout interest accretion related to all acquisitions, during the nine months and year ended September 30, 2015 and December 31, 2014, respectively. In accordance with ASC 805-30-35-1, changes in the fair value of contingent consideration subsequent to the acquisition date have been recognized in general and administrative expense.

Earnout payments during the nine months ended September 30, 2015 of $2.0, $0.6, and $0.3 million are primarily related to the previously accrued Technique, Metrix, and SmartLinc contingent consideration liabilities, respectively. Earnout payments during the year ended December 31, 2014 of $6.2, $4.5, $2.0, and $1.2 million are primarily related to the previously accrued Cretaprint, Metrics, Technique, and GamSys contingent consideration liabilities, respectively.

Changes in the fair value of contingent consideration are summarized as follows (in thousands):

Fair value of contingent consideration at January 1, 2014	$21,052

Fair value of SmartLinc contingent consideration at January 16, 2014	1,546
Fair value of DirectSmile contingent consideration at July 18, 2014	4,162
Fair value of DIMS contingent consideration at September 15, 2014	4,456
Changes in valuation	(3,813)
Payments	(14,047)
Foreign currency adjustment	(1,079)

Fair value of contingent consideration at December 31, 2014	$12,277

Fair value of Reggiani contingent consideration at July 1, 2015	$43,170
Changes in valuation	(2,430)
Payments	(3,041)
Foreign currency adjustment	(244)

Fair value of contingent consideration at September 30, 2015	$49,732

Since the primary inputs to the fair value measurement of the contingent consideration liability are the discount rate and probability-adjusted revenue, we reviewed the sensitivity of the fair value measurement to changes in these inputs. We assessed the probability of achieving the revenue performance targets for the contingent consideration associated with each acquisition at percentage levels between 60% and 100% as of each respective acquisition date based on an assessment of the historical performance of each acquired entity, our current expectations of future performance, and other relevant factors. A change in probability-adjusted revenue of five percentage points from the level assumed in the current valuations would result in a change in the fair value of contingent consideration of $1.3 million resulting in a corresponding adjustment to general and administrative expense. A change in the discount rate of one percentage point results in a change in the fair value of contingent consideration of $0.7 million. The potential undiscounted amount of future contingent consideration cash payments that we could be required to make related to our business acquisitions, beyond amounts currently accrued, is $10.8 million as of September 30, 2015.

Fair Value of Derivative Instruments

We utilize the income approach to measure the fair value of our derivative assets and liabilities under ASC 820. The income approach uses pricing models that rely on market observable inputs such as yield curves, currency exchange rates, and forward prices, and are therefore classified as Level 2 measurements. The notional amount of our derivative assets and liabilities was $82.5 and $89.5 million as of September 30, 2015 and December 31, 2014, respectively. The fair value of our derivative assets and liabilities that were designated for cash flow hedge accounting treatment having notional amounts of $3.0 and $2.9 million as of September 30, 2015 and December 31, 2014 was not material.

Fair Value of Convertible Senior Notes

In September 2014, we issued $345 million aggregate principal amount of 0.75% Convertible Senior Notes due 2019 (“Notes”). The Notes are carried at their original issuance value, net of unamortized debt discount, and are not marked to market each period. The approximate fair value of the Notes as of September 30, 2015 was approximately $350 million and was considered a Level 2 fair value measurement. Fair value was estimated based upon actual quotations obtained at the end of the reporting period or the most recent date available. A substantial portion of the market value of our Notes in excess of the outstanding principal amount relates to the conversion premium.

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

The initial conversion rate is 18.9667 shares of common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $52.72 per share of common stock. Upon conversion of the Notes, holders will receive cash, shares of common stock or a combination thereof, at our election. Our intent is to settle the principal amount of the Notes in cash upon conversion. If the conversion value exceeds the principal amount, we would deliver shares of our common stock for our conversion obligation in excess of the aggregate principal amount. As of September 30, 2015, none of the conditions listed below allowing holders of the Notes to convert had been met.

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

The Notes consist of the following as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015	December 31, 2014

Liability component	$345,000	$345,000
Less: debt discount, net of amortization	51,484	60,182

Net carrying amount	$293,516	$284,818

Equity component	$63,643	$63,643
Less: debt issuance costs allocated to equity	(1,582)	(1,582)

Net carrying amount	$62,061	$62,061

Interest expense recognized related to the Notes during the three and nine months ended September 30, 2015 was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

0.75% coupon	$654	$151	$1,948	$151
Amortization of debt issuance costs	354	79	1,042	79
Amortization of debt discount	2,961	658	8,698	658

	$3,969	$888	$11,688	$888

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

7. Income taxes

We recognized a tax benefit of $2.8 million and a tax provision of $0.1 million on pretax net income of $7.5 and $23.3 million during the three and nine months ended September 30, 2015, respectively, and tax provisions of $2.0 and $8.0 million on pretax net income of $6.9 and $29.8 million during the three and nine months ended September 30, 2014, respectively. The provisions for income taxes before discrete items reflected in the table below were $3.5 and $7.6 million during the three and nine months ended September 30, 2015, respectively, and $4.2 and $13.2 million during the three and nine months ended September 30, 2014, respectively. The decrease in the provision for income taxes before discrete items for the three and nine months ended September 30, 2015, compared with the same periods in the prior year, is primarily due to the decrease in profitability before income taxes and increased income earned in jurisdictions with tax rates lower than the statutory U.S. tax rate of 35%.

Primary differences between our recorded tax provision rate and the U.S. statutory rate of 35% include lower taxes on permanently reinvested foreign earnings and the tax effects of stock-based compensation expense pursuant to ASC 718-740, Stock Compensation – Income Taxes, which are non-deductible for tax purposes. During the three and nine months ended September 30, 2015, we recognized $4.4 and $4.9 million, respectively, of previously unrecognized tax benefits, primarily as a result of the expiration of the U.S. federal statute of limitations, as compared to the recognition of $2.3 and $2.4 million of previously unrecognized tax benefits during the three and nine months ended September 30, 2014, respectively. During the nine months ended September 30, 2014, we recognized a $3.1 million tax benefit related to the increased valuation of intangible assets for Brazilian tax reporting resulting from the merger of our Brazilian subsidiaries.

Our tax provision before discrete items is reconciled to our recorded provision for income taxes for the three and nine months ended September 30, 2015 and 2014 as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Provision for income taxes before discrete items	$3.5	$4.2	$7.6	$13.2
Interest related to unrecognized tax benefits	0.1	—	0.3	0.2
Benefit related to merger of Brazilian entities	—	—	—	(3.1)
Non-deductible stock compensation charge	—	—	—	0.3
Benefit related to U.S. transfer pricing adjustment	—	—	(0.4)	—
Benefit related to Spanish statutory and tax intangibles write-off	—	—	(0.3)	—
Deductions related to ESPP dispositions	(0.2)	(0.3)	(0.4)	(0.6)
Provision (benefit) for reassessment of taxes upon filing tax return	(1.8)	0.4	(1.8)	0.4
Benefit from reversals of uncertain tax positions due to statute of limitation expirations	(4.4)	(2.3)	(4.9)	(2.4)

Provision for (benefit from) income taxes	$(2.8)	$2.0	$0.1	$8.0

As of September 30, 2015 and December 31, 2014, gross unrecognized benefits that would affect the effective tax rate if recognized were $31.3 and $32.1 million, respectively. Over the next twelve months, our existing tax positions will continue to generate increased liabilities for unrecognized tax benefits. It is reasonably possible that our gross unrecognized tax benefits will decrease up to $4.2 million in the next twelve months primarily due to the lapse of the statute of limitations for federal and state tax purposes. These adjustments, if recognized, would positively impact our effective tax rate, and would be recognized as additional tax benefits in our Condensed Consolidated Statements of Operations.

In accordance with ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, we recorded $20.5 million of gross unrecognized tax benefits as an offset to deferred tax assets as of September 30, 2015, and the remaining $10.8 million has been recorded as noncurrent income taxes payable.

We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of September 30, 2015 and December 31, 2014, we have accrued $0.5 and $0.9 million, respectively, for potential payments of interest and penalties.

As of September 30, 2015, we were subject to examination by the Internal Revenue Service for the 2012-2014 tax years, state tax jurisdictions for the 2010-2014 tax years, the Netherlands tax authority for the 2013 tax year, the Spanish tax authority for the 2010-2014 tax years, and the Italian tax authority for the 2010-2014 tax years.

8. Commitments and Contingencies

Contingent Consideration

We are required to make payments to the former stockholders of acquired companies based on the achievement of specified performance targets as more fully explained in Note 5 – Investments and Fair Value Measurements and Note 14 – Subsequent Events.

Lease Commitments and Contractual Obligations

As of September 30, 2015, we have leased certain of our current facilities under noncancellable operating lease agreements. We are required to pay property taxes, insurance, and nominal maintenance costs for certain of these facilities and any increases over the base year of these expenses on the remainder of our facilities.

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

As of September 30, 2015, we are subject to the matter discussed below.

Componex Corporation (“Componex”) vs. EFI

Componex, Inc. is a manufacturer of rolls used in machines handling continuous sheets of product and is a supplier for certain products in our VUTEk product line. In May 2013, Componex filed an action in the United States District Court for the Western District of Wisconsin alleging that rolls supplied to EFI by other vendors infringe two patents held by Componex. We moved for summary judgment that, among other things, Componex’s patents are not valid and that, even if they are, the rolls supplied and used in our products do not infringe the patents. Componex also moved for summary judgment of infringement. In November 2014, the district court granted summary judgment that one of the two patents at issue is invalid, that there is no evidence of infringement of the other patent at issue, and entered judgment in favor of EFI. In December 2014, Componex filed its notice of appeal to the United States Court of Appeals for the Federal Circuit. The Court of Appeals heard arguments in this case on October 7, 2015 and affirmed the district court’s judgment in EFI’s favor on October 16, 2015.

As a result of the Court of Appeals decision, we believe that the likelihood that we will incur a loss in this matter is remote.

Other Matters

As of September 30, 2015, we were subject to claims, lawsuits, investigations, and proceedings in addition to the matter discussed above. There is at least a reasonable possibility that additional losses may be incurred in excess of the amounts that we have accrued. However, we believe that these claims are not material to our financial statements or the range of reasonably possible losses is not reasonably estimable. Litigation is inherently unpredictable, and while we believe that we have valid defenses with respect to legal matters pending against us, our financial statements could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies or because of the diversion of management’s attention and the incurrence of significant expenses.

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

We classify our revenue, operating segment profit (i.e., gross profit), assets, and liabilities in accordance with our operating segments as follows:

Industrial Inkjet, which consists of our VUTEk and Matan super-wide and wide format, Reggiani textile, Jetrion label and packaging, and Cretaprint ceramic tile decoration industrial digital inkjet printers; digital ultra-violet (“UV”), light emitting diode (“LED”), ceramic, and thermoforming ink, as well as a variety of textile inks including dye sublimation, pigmented, reactive dye, acid dye, and water-based dispersed printing inks; digital inkjet printer parts; and professional services. Printing surfaces include paper, vinyl, corrugated, textile, glass, plastic, aluminum composite, ceramic tile, and many other flexible and rigid substrates.

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

Operating segment profit (i.e., gross profit), excluding stock-based compensation expense, for the three and nine months ended September 30, 2015 and 2014 is summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Industrial Inkjet
Revenue	$122,566	$95,472	$305,815	$277,315
Gross profit	42,428	37,693	104,863	106,643
Gross profit percentages	34.6%	39.5%	34.3%	38.5%
Productivity Software
Revenue	$31,706	$33,622	$96,497	$96,075
Gross profit	23,142	24,294	70,173	69,325
Gross profit percentages	73.0%	72.3%	72.7%	72.2%
Fiery
Revenue	$74,422	$68,580	$223,657	$205,937
Gross profit	51,500	47,590	157,562	141,471
Gross profit percentages	69.2%	69.4%	70.4%	68.7%

A reconciliation of our segment gross profit to our condensed consolidated statements of operations for the three and nine months ended September 30, 2015 and 2014 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Segment gross profit	$117,070	$109,577	$332,598	$317,439
Stock-based compensation expense	(785)	(780)	(2,357)	(1,894)
Other items excluded from segment profit	—	—	(113)	—

Gross profit	$116,285	$108,797	$330,128	$315,545

Tangible and intangible assets, net of liabilities, are summarized by operating segment as follows (in thousands):

September 30, 2015	Industrial Inkjet	Productivity Software	Fiery	Corporate and Unallocated Net Assets	Total
Goodwill	$148,524	$116,463	$63,630	$—	$328,617
Identified intangible assets, net	108,270	24,230	665	—	133,165
Tangible assets, net of liabilities	101,552	(14,433)	24,133	250,349	361,601

Net tangible and intangible assets	$358,346	$126,260	$88,428	$250,349	$823,383

December 31, 2014
Goodwill	$59,124	$121,486	$64,833	$—	$245,443
Identified intangible assets, net	26,935	34,425	1,211	—	62,571
Tangible assets, net of liabilities	97,994	(8,808)	23,017	368,472	480,675

Net tangible and intangible assets	$184,053	$147,103	$89,061	$368,472	$788,689

Corporate and unallocated assets consist of cash and cash equivalents, short-term investments, corporate headquarters facility, convertible notes, imputed financing obligation, taxes receivable, and taxes payable.

Geographic Regions

Our revenue originates in the U.S., China, the Netherlands, Germany, Italy, France, the U.K., Spain, Israel, Brazil, Australia, and New Zealand. We report revenue by geographic region based on ship-to destination. Shipments to some of our significant printer manufacturer/distributor customers are made to centralized purchasing and manufacturing locations, which in turn sell through to other locations. As a result of these factors, we believe that sales to certain geographic locations might be higher or lower, as the ultimate destinations are difficult to ascertain.

Our revenue by ship-to destination for the three and nine months ended September 30, 2015 and 2014 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Americas	$121,116	$116,137	$337,050	$318,685
Europe, Middle East, and Africa (“EMEA”)	79,934	54,212	205,191	181,652
Asia Pacific (“APAC”)	27,644	27,325	83,728	78,990

Total revenue	$228,694	$197,674	$625,969	$579,327

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

Our exposures are primarily related to non-U.S. dollar-denominated revenue in Europe, the U.K., Latin America, China, Israel, Australia, and New Zealand and to non-U.S. dollar-denominated operating expenses in Europe, India, Japan, the U.K., China, Israel, Brazil, and Australia. We hedge our operating expense cash flow exposure in Indian rupees. We hedge balance sheet remeasurement exposure associated with Brazilian real, British pound sterling, Australian dollar, New Zealand dollar, Chinese renminbi, and Euro-denominated intercompany balances, British pound sterling and Euro-denominated trade receivables, and Indian rupee-denominated net monetary assets.

By their nature, derivative instruments involve, to varying degrees, elements of market and credit risk. The market risk associated with these instruments resulting from currency exchange movement is expected to offset the market risk of the underlying transactions, assets, and liabilities being hedged (i.e., operating expense exposure in Indian rupees; the collection of British pound sterling and Euro-denominated trade receivables; and the settlement of Brazilian real, British pound sterling, Australian dollar, New Zealand dollar, Chinese renminbi, and Euro-denominated intercompany loans). We do not believe there is significant risk of loss from non-performance by the counterparty associated with these instruments because, by policy, we deal with counterparties having a minimum investment grade or better credit rating. Credit risk is managed through the continuous monitoring of exposures to such counterparties.

Cash Flow Hedges

Foreign currency derivative contracts with notional amounts of $3.0 and $2.9 million and net asset/liability amounts that are immaterial have been designated as cash flow hedges of our Indian rupee operating expense exposure at September 30, 2015 and December 31, 2014. The changes in fair value of these contracts are reported as a component of OCI and reclassified to operating expense in the periods of payment of the hedged operating expenses. The amount of ineffectiveness that was recorded in the Condensed Consolidated Statements of Operations for these designated cash flow hedges was immaterial. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.

Balance Sheet Hedges

Forward contracts not designated as hedging instruments with notional amounts of $79.5 and $86.6 million are used to hedge foreign currency balance sheet exposures at September 30, 2015 and December 31, 2014, respectively. They are not designated for hedge accounting treatment since there is a natural offset for the remeasurement of the underlying foreign currency denominated asset or liability. We recognize changes in the fair value of non-designated derivative instruments in earnings in the period of change. Gains (losses) on foreign currency forward contracts used to hedge balance sheet exposures are recognized in interest income and other expense, net, in the same period as the remeasurement gain (loss) of the related foreign currency denominated assets and liabilities. Forward contracts not designated as hedging instruments consist of hedges of Brazilian real, British pound sterling, Australian dollar, New Zealand dollar, Chinese renminbi, and Euro-denominated intercompany balances with notional amounts of $47.9 and $63.8 million at September 30, 2015 and December 31, 2014, respectively, hedges of British pound sterling and Euro-denominated trade receivables with notional amounts of $28.8 and $20.8 million at September 30, 2015 and December 31, 2014, respectively, hedges of Indian rupee net monetary assets with notional amounts of $2.8 and $1.9 million at September 30, 2015 and December 31, 2014, respectively.

11. Restructuring and Other

During the three and nine months ended September 30, 2015 and 2014, cost reduction actions were taken to lower our quarterly operating expense run rate as we analyze and re-align our cost structure following our business acquisitions. These charges primarily relate to cost reduction actions undertaken to integrate recently acquired businesses, consolidate facilities, and lower our quarterly operating expense run rate. Restructuring and other consists primarily of restructuring, severance, retention, facility downsizing and relocation, and acquisition integration expenses. Our restructuring and other plans are accounted for in accordance with ASC 420, Exit or Disposal Cost Obligations, ASC 712, Compensation – Non-Retirement Postemployment Benefits, and ASC 820.

Restructuring and other costs were $0.6 and $2.5 million for the three and nine months ended September 30, 2015, respectively, and $3.0 and $5.7 million for the three and nine months ended September 30, 2014, respectively. Restructuring and other costs include severance charges of $0.5 and $1.8 million related to 17 and 65 head count reductions for the three and nine months ended September 30, 2015, respectively, and $0.8 and $2.5 million related to 26 and 96 head count reductions for the three and nine months ended September 30, 2014, respectively. Severance costs include severance payments, related employee benefits, outplacement fees, and employee relocation costs.

Facilities relocation and downsizing expenses were $0.1 and $0.5 million for the three and nine months ended September 30, 2015, respectively, primarily due to the relocation of certain manufacturing and administrative locations to accommodate additional space requirements, and $1.8 and $2.0 million for the three and nine months ended September 30, 2014, respectively, primarily due to the consolidation of our German operations. Integration expenses of $0.1 and $0.2 million for the three and nine months ended September 30, 2015, respectively, and $0.4 and $1.2 million for the three and nine months ended September 30, 2014, respectively, were required to integrate our business acquisitions.

Restructuring and other reserve activities for the nine months ended September 30, 2015 and 2014 are summarized as follows (in thousands):

	2015	2014
Reserve balance at January 1,	$2,102	$873
Restructuring	1,554	3,794
Other	991	1,868
Non-cash restructuring and other costs	—	(27)
Cash payments	(2,699)	(4,029)

Reserve balance at September 30,	1,948	2,479

12. Stock-based Compensation

We account for stock-based payment awards in accordance with ASC 718, Stock Compensation, which requires the measurement and recognition of compensation expense for all equity awards granted to our employees, contractors, and directors, including employee stock options, RSUs, and ESPP purchases related to all stock-based compensation plans based on the fair value of such awards on the date of grant. We amortize stock-based compensation cost on a graded vesting basis over the vesting period, after assessing the probability of achieving the requisite performance criteria with respect to performance-based and market-based awards. Stock-based compensation cost is recognized over the requisite service period for each separately vesting tranche of the award as though the award were, in substance, multiple awards.

Stock-based compensation expense related to stock options, ESPP purchases, and RSUs under ASC 718 for the three and nine months ended September 30, 2015 and 2014 is summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Stock-based compensation expense by type of award:
Employee stock options	$329	$37	$385	$191
RSUs	8,209	7,853	24,485	22,784
ESPP	990	1,144	3,217	2,176

Total stock-based compensation expense	9,528	9,034	28,087	25,151
Income tax effect	(2,787)	(2,553)	(7,451)	(6,998)

Stock-based compensation expense, net of tax	$6,741	$6,481	$20,636	$18,153

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

Stock options were not granted during the three and nine months ended September 30, 2015 and 2014. ESPP purchase rights and the underlying weighted average assumptions for the three and nine months ended September 30, 2015 and 2014 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Weighted average fair value per share	$11.35	$11.42	$10.28	$11.12
Expected volatility	19% - 25%	25% - 27%	19% - 28%	25% - 28%
Risk-free interest rate	0.1% - 0.7%	0.1% - 0.5%	0.1% - 0.7%	0.1% - 0.5%
Expected term (in years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0

Stock options outstanding and exercisable, including performance-based and market-based options, as of September 30, 2015 and activity for the nine months ended September 30, 2015 are summarized below (in thousands, except weighted average exercise price and remaining contractual term):

	Shares outstanding	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Options outstanding at January 1, 2015	567	$13.67
Options exercised	(116)	(15.59)

Options outstanding at September 30, 2015	451	$13.18	2.35	$13,584

Options vested and expected to vest at September 30, 2015	450	$13.18	2.35	$13,549

Options exercisable at September 30, 2015	417	$13.12	2.34	$12,578

Aggregate intrinsic value for stock options represents the difference between the closing price per share of our common stock on the last trading day of the fiscal period and the option exercise price multiplied by the number of in-the-money stock options outstanding, vested and expected to vest, and exercisable at September 30, 2015.

Non-vested RSUs, including performance-based and market-based RSUs, as of September 30, 2015 and activity during the nine months ended September 30, 2015 are summarized below (shares in thousands):

Non-vested shares	Shares	Weighted average grant date fair value
Non-vested at January 1, 2015	2,003	$35.91
Restricted stock granted	1,034	41.29
Restricted stock vested	(857)	(32.03)
Restricted stock forfeited	(357)	(39.10)

Non-vested at September 30, 2015	1,823	$39.73

Vested RSUs

Performance-based RSUs that vested based on annual financial results are included in the period that the performance criteria were met. The grant date fair value of RSUs vested during the nine months ended September 30, 2015 was $27.5 million. The aggregate intrinsic value at September 30, 2015 for RSUs expected to vest was $68.0 million and the remaining weighted average vesting period was 1.3 years. Aggregate intrinsic value for RSUs vested and expected to vest represents the closing price per share of our common stock on the last trading day of the fiscal period, multiplied by the number of RSUs vested and expected to vest as of September 30, 2015.

Performance-based and Market-based RSUs and Stock Options

Performance-based and market-based RSUs and stock options included in the tables above as of September 30, 2015 and activity for the nine months ended September 30, 2015 are summarized below (in thousands):

	Performance-based		Market-based
	RSUs	Stock Options	RSUs
Non-vested at January 1, 2015	852	16	34

Granted	562	—	18
Vested	(284)	—	—
Forfeited	(214)	—	(26)

Non-vested at September 30, 2015	916	16	26

We use the BSM option pricing model to value performance-based awards. We use a Monte Carlo option pricing model to value market-based awards. Performance-based stock options and market-based stock options were not granted during the nine months ended September 30, 2015. The weighted average grant date fair value per share of performance-based and market-based RSUs granted and the assumptions used to estimate grant date fair value for the nine months ended September 30, 2015 are as follows:

	Performance-based		Market-based
	RSUs		RSUs
	Short-term	Long-term
Nine months ended September 30, 2015 Grants
Grant date fair value per share	$38.77	$42.76	$33.84
Service period (years)	1.0	2.0 - 3.0
Derived service period (years)			1.60
Implied volatility			30.0%
Risk-free interest rate			1.7%

Nine months ended September 30, 2014 Grants
Grant date fair value per share	$40.18	$41.11	$32.10
Service period (years)	1.0	3.0 - 4.0
Derived service period (years)			1.53
Implied volatility			35.0%
Risk-free interest rate			2.3%

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

13. Common Stock Repurchase Programs

On November 6, 2013, the board of directors approved the repurchase of $200 million of outstanding common stock. This authorization expires in November 2016. Under this publicly announced plan, we repurchased 1.8 million shares for an aggregate purchase price of $76.8 million during the year ended December 31, 2014. We repurchased 0.4 and 1.0 million shares for an aggregate purchase price of $18.4 and $40.4 million during the three and nine months ended September 30, 2015.

Our employees have the option to surrender shares of common stock to satisfy their tax withholding obligations that arise on the vesting of RSUs. In addition, certain employees can surrender shares to satisfy the exercise price of certain stock options and any tax withholding obligations incurred in connection with such exercises or tax obligations incurred in connection with RSUs. Employees surrendered 0.1 and 0.2 million shares for an aggregate purchase price of $6.0 and $10.5 million for the three and nine months ended September 30, 2015, respectively, and 0.2 and 0.5 million shares for an aggregate purchase price of $7.1 and $23.1 million during the three and nine months ended September 30, 2014, respectively.

These repurchased shares reduce shares outstanding and are recorded as treasury stock under the cost method thereby reducing stockholders’ equity by the cost of the repurchased shares. Our buyback program is limited by SEC regulations and is subject to compliance with our insider trading policy.

14. Accounts Receivable

Financing Receivables

We had financing receivables of $9.9 and $2.6 million consisting of $7.8 and $1.3 million of sales-type lease receivables, included within other current assets and other assets at September 30, 2015 and December 31, 2014, respectively, and $2.1 and $1.3 million of trade receivables having a contractual maturity in excess of 360 days at September 30, 2015 and December 31, 2014, respectively. The credit quality of financing receivables is evaluated on the same basis as trade receivables. We have not experienced material amounts of past due financing receivables.

Accounts Receivable Sales Arrangements

In accordance with ASC 860-20, Transfers and Servicing, trade receivables are derecognized from our Condensed Consolidated Balance Sheet when sold to third parties upon determining that such receivables are presumptively beyond the reach of creditors in a bankruptcy proceeding. The recourse obligation is measured using market data from similar transactions and the servicing liability is determined based on the fair value that a third party would charge to service these receivables. These liabilities were determined to not be material at September 30, 2015 and December 31, 2014.

We have facilities in the U.S. and Italy that enable us to sell to third parties, on an ongoing basis, certain trade receivables with recourse. Trade receivables sold with recourse are generally short-term receivables with payment due dates of less than 10 days from the date of sale, which are subject to a servicing obligation. Trade receivables sold under these facilities were $6.9 and $16.6 million during the three and nine months ended September 30, 2015 and $20.8 million during the year ended December 31, 2014, which approximates the cash received.

We have facilities in Spain and Italy that enable us to sell to third parties, on an ongoing basis, certain trade receivables without recourse. Trade receivables sold without recourse are generally short-term receivables with payment due dates of less than one year, which are secured by international letters of credit. Trade receivables sold under these facilities were $1.2 and $2.0 million during the three and nine months ended September 30, 2015 and $6.2 million during the year ended December 31, 2014, which approximates the cash received.

We report collections from the sale of trade receivables to third parties as operating cash flows in the Condensed Consolidated Statements of Cash Flows.

15. Subsequent Event

On October 6, 2015, we acquired privately held Corrugated Technologies, Inc. (“CTI”), a privately held company headquartered in San Diego, California, for approximately $8.5 million in shares of EFI stock, resulting in the issuance of 0.2 million shares of EFI common stock, plus an potential future cash earnout contingent on achieving certain performance targets. This acquisition will be accounted for as a purchase business combination and, accordingly, the total purchase price will be allocated to the tangible and intangible assets acquired and liabilities assumed based on their respective fair values on October 6, 2015. CTI will be integrated into the Productivity Software operating segment.

CTI provides manufacturing execution software for the corrugated packaging industry, including business and management capabilities, with a customer base including sheet feeders, sheet plants, and full corrugated box plants. CTI has a world-wide customer base in the Americas, the U.K., Russia, South Africa, Middle East, and Australia.

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

Our products include industrial super-wide and wide format, label and packaging, textile, and ceramic tile decoration digital inkjet printers that utilize our digital ink, industrial digital inkjet printer parts, and professional services; print production workflow, web-to-print, cross-media marketing, and business process automation solutions; and color DFEs creating an on-demand digital printing ecosystem. Our inks include digital UV, LED, ceramic, and thermoforming ink, as well as a variety of textile inks including dye sublimation, pigmented, reactive dye, acid dye, and water-based dispersed printing inks. Our award-winning business process automation solutions are integrated from creation to print and are vertically integrated with our industrial digital inkjet printers and products produced by the leading printer manufacturers that are driven by our Fiery DFEs.

Our product portfolio includes industrial digital inkjet products (“Industrial Inkjet”) including VUTEk and Matan super-wide and wide format, Reggiani textile, Jetrion label and packaging, and Cretaprint digital ceramic tile decoration industrial digital inkjet printers; print production workflow, web-to-print, cross-media marketing, and business process automation software (“Productivity Software”), which provides corporate printing, label and packaging, publishing, and mailing and fulfillment solutions for the printing industry; and Fiery DFEs (“Fiery”). Our integrated solutions and award-winning technologies are designed to automate print and business processes, streamline workflow, provide profitable value-added services, and produce accurate digital output.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make judgments, assumptions, and estimates that affect the amounts reported. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably possible could materially impact the financial statements. Management believes there have been no significant changes during the three and nine months ended September 30, 2015 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2014.

Recent Accounting Pronouncements

See Note 1 of our Notes to Condensed Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption.

Overview

Key financial results for the three and nine months ended September 30, 2015 were as follows:

•

Our results of operations for the three and nine months ended September 30, 2015 compared with the three and nine months ended September 30, 2014 reflect revenue growth, comparable gross profit, consistent operating expenses as a percentage of revenue, and interest expense related to our Notes. We completed our acquisitions of Reggiani and Matan in 2015. We completed our acquisitions of DIMS, DirectSmile, Rhapso S.A. (“Rhapso”), and SmartLinc in 2014. Their results are included in our results of operations commencing on their respective acquisition dates.

•

Our consolidated revenue increased by 16% and 8%, or $31.0 and $46.6 million, during the three and nine months ended September 30, 2015, respectively, compared with the three and nine months ended September 30, 2014, primarily due to Reggiani and Matan revenue. Industrial Inkjet and Fiery revenue increased by $27.1 and $5.8 million during the three months ended September 30, 2015, respectively, partially offset by a decrease in Productivity Software revenue of $1.9 million during the same period as compared with the prior year. Industrial Inket, Productivity Software, and Fiery revenue increased by $28.5 $0.4, and $17.7 million, during the nine months ended September 30, 2015, respectively, as compared with the same period in the prior year. Recurring ink and maintenance revenue increased by 2% during the three months ended September 30, 2015 compared with the same period in the prior year and represented 26% of consolidated revenue.

•

Our gross profit percentage decreased to 51% and 53% during the three and nine months ended September 30, 2015 from 55% and 54% during the same periods in the prior year, primarily due to the lower Reggiani gross profit percentage. The decrease in the Industrial Inkjet gross profit percentage of 4.9 and 4.2 points during the three and nine months ended September 30, 2015, respectively, was partially offset by the increase in the Productivity Software gross profit percentage during these same periods and the increase in the Fiery gross margin percentage during the nine months ended September 30, 2015.

•

Operating expenses increased by $7.6 and $13.5 million during the three and nine months ended September 30, 2015, respectively, compared with the same periods in the prior year, but decreased as a percentage of revenue due to the 16% and 8% increase in revenue during the three and nine months ended September 30, 2015, respectively.

•	Interest expense increased by $3.6 and $11.2 million during the three and nine months ended September 30, 2015 compared with the same periods in the prior year is primarily related to our Notes.

•

Interest income and other expense, net, decreased by $4.4 and $3.7 million from a loss of $5.0 and $4.7 million during the three and nine months ended September 30, 2014, respectively, to a loss of $0.6 and $1.0 million during the same periods in 2015, primarily because the foreign exchange loss decreased by $4.2 and $3.1 million, respectively, resulting primarily from revaluation of foreign currency denominated net assets (mainly denominated in Euros, British pounds sterling, Chinese renminbi, and Brazilian reais), partially offset by increased investment income.

•

We recognized a tax benefit of $2.8 million and a tax provision of $0.1 million on pretax net income of $7.5 and $23.3 million during the three and nine months ended September 30, 2015, respectively, compared to tax provisions of $2.0 and $8.0 million on pre-tax operating income of $6.9 and $29.8 million during the three and nine months ended September 30, 2014, respectively. These provisions and benefits include the recognition of previously unrecognized tax benefits during the three and nine months ended September 30, 2015 and 2014 and the tax benefit resulting from the increased valuation of intangible assets for Brazilian tax reporting during the nine months ended September 30, 2014.

Results of Operations

Our Condensed Consolidated Statements of Operations as a percentage of total revenue for the three and nine months ended September 30, 2015 and 2014 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	100%	100%	100%	100%
Gross profit	51	55	53	54
Operating expenses:
Research and development	16	17	17	17
Sales and marketing	17	18	18	18
General and administrative	8	9	9	9
Restructuring and other	—	2	—	1
Amortization of identified intangibles	4	3	3	3

Total operating expenses	45	49	47	48

Income from operations	6	6	6	6
Interest expense	(2)	—	(2)	—
Interest income and other expense, net	—	(3)	—	(1)

Income before income taxes	4	3	4	5
Benefit from (provision for) income taxes	1	(1)	—	(1)

Net income	5%	2%	4%	4%

Revenue

We classify our revenue, gross profit, assets, and liabilities in accordance with our three operating segments as follows:

“Industrial Inkjet,” which consists of our VUTEk and Matan super-wide and wide format, Reggiani textile, Jetrion label and packaging, and Cretaprint ceramic tile decoration industrial digital inkjet printers; digital UV, LED, ceramic, and thermoforming ink, as well as a variety of textile inks including dye sublimation, pigmented, reactive dye, acid dye, and water-based dispersed printing inks; digital inkjet printer parts; and professional services. Printing surfaces include paper, vinyl, corrugated, textile, glass, plastic, aluminum composite, ceramic tile, and many other flexible and rigid substrates.

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

On a sequential basis, revenue during the third quarter of 2015 increased by $26.0 million, or 13% compared to second quarter 2015 revenue, due to increased Industrial Inkjet revenue of 28%, partially offset by decreased Productivity Software revenue of 6%. The Industrial Inkjet revenue increase was primarily due to Reggiani and Matan revenue, which significantly complemented our product offering.

Revenue by Operating Segment for the Three Months Ended September 30, 2015 and 2014

Our revenue by operating segment for the three months ended September 30, 2015 and 2014 was as follows (in thousands):

	Three months ended September 30,
		Percent		Percent	Change
	2015	of total	2014	of total	$	%
Industrial Inkjet	$122,566	54%	$95,472	48%	$27,094	28%
Productivity Software	31,706	14	33,622	17	(1,916)	(6)
Fiery	74,422	32	68,580	35	5,842	9

Total revenue	$228,694	100%	$197,674	100%	$31,020	16%

Overview

Our consolidated revenue increased by approximately 16%, or $31.0 million, from $197.7 million for the three months ended September 30, 2014 to $228.7 million for the three months ended September 30, 2015 primarily due to increased revenue in the Industrial Inkjet and Fiery operating segments.

Industrial Inkjet Revenue

Industrial Inkjet revenue increased by 28% during the three months ended September 30, 2015 compared with the three months ended September 30, 2014 primarily due to the complementary impact of the Reggiani and Matan acquisitions on our super-wide format industrial digital inkjet printer product lines. Digital UV and LED ink revenue increased as a result of the high utilization that our UV printers are experiencing in the field.

Productivity Software Revenue

Productivity Software revenue decreased by 6% during the three months ended September 30, 2015, compared with the three months ended September 30, 2014, primarily due to decreased license and subscription revenue, partially offset by increased professional services and recurring maintenance revenue primarily resulting from our 2014 acquisition of DIMS.

Fiery Revenue

Fiery revenue increased by 9% during the three months ended September 30, 2015, compared with the three months ended September 30, 2014. Although end customer and reseller preference for Fiery products drives demand, most Fiery revenue relies on printer manufacturers to design, develop, and integrate Fiery technology into their print engines. Fiery revenue increased primarily due to:

•

consistent product launches by these printer manufacturers with increased speed, quality, and versatility have made the DFE a more significant consideration for the customer resulting in increased stand-alone Fiery DFE revenue,

•	significant investment in research and development has resulted in advances in color management, speed, and field presence, which have led to increased DFE market share, and

•	integration of Fiery DFEs with certain Productivity Software products.

Revenue by Operating Segment for the Nine Months Ended September 30, 2015 and 2014

Our revenue by operating segment for the nine months ended September 30, 2015 and 2014 was as follows (in thousands):

	Nine months ended September 30,
		Percent		Percent	Change
	2015	of total	2014	of total	$	%
Industrial Inkjet	$305,815	49%	$277,315	48%	$28,500	10%
Productivity Software	96,497	15	96,075	16	422	—
Fiery	223,657	36	205,937	36	17,720	9

Total revenue	$625,969	100%	$579,327	100%	$46,642	8%

Overview

Our consolidated revenue increased by approximately 8%, or $46.6 million, from $579.3 million for the nine months ended September 30, 2014 to $626.0 million for the nine months ended September 30, 2015 consisting of increased revenue in all three operating segments.

Industrial Inkjet Revenue

Industrial Inkjet revenue increased by 10% during the nine months ended September 30, 2015 compared with the nine months ended September 30, 2014 primarily due to the complementary impact of the Reggiani and Matan business acquisitions and increased UV and LED ink revenue as a result of the high utilization that our UV printers are experiencing in the field.

Productivity Software Revenue

Productivity Software revenue during the nine months ended September 30, 2015, was comparable with the nine months ended September 30, 2014 primarily due to decreased license and subscription revenue, which was entirely offset by increased professional services and recurring maintenance revenue primarily resulting from our 2014 acquisition of DIMS.

Fiery Revenue

Fiery revenue increased by 9% during the nine months ended September 30, 2015, compared with the nine months ended September 30, 2014. Although end customer and reseller preference for Fiery products drives demand, most Fiery revenue relies on printer manufacturers to design, develop, and integrate Fiery technology into their print engines. Fiery revenue increased primarily due to:

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

Revenue by Geographic Area for the Three Months Ended September 30, 2015 and 2014

Our revenue by geographic area for the three months ended September 30, 2015 and 2014 was as follows (in thousands):

	Three months ended September 30,
		Percent		Percent	Change
	2015	of total	2014	of total	$	%
Americas	$121,116	53%	$116,137	59%	$4,979	4%
EMEA	79,934	35	54,212	27	25,722	47
APAC	27,644	12	27,325	14	319	1

Total revenue	$228,694	100%	$197,674	100%	$31,020	16%

Overview

Our consolidated revenue increase of $31.0 million, or 16% in 2015 compared with 2014, resulted from increased revenue in the Americas and EMEA.

Americas Revenue

Americas revenue increased by 4% for the three months ended September 30, 2015, compared with the three months ended September 30, 2014, primarily due to increased Fiery revenue. Industrial Inkjet and Productivity Software revenue was comparable to the same period in the prior year.

EMEA Revenue

EMEA revenue increased by 47% for the three months ended September 30, 2015, compared with the three months ended September 30, 2014, primarily due to increased Industrial Inkjet and Fiery revenue, partially offset by decreased Productivity Software revenue. Industrial Inkjet revenue benefitted from the complementary nature of the Reggiani and Matan acquisitions.

APAC Revenue

APAC revenue for the three months ended September 30, 2015, was comparable with the three months ended September 30, 2014.

Revenue by Geographic Area for the Nine Months Ended September 30, 2015 and 2014

Our revenue by geographic area for the nine months ended September 30, 2015 and 2014 was as follows (in thousands):

	Nine months ended September 30,
		Percent		Percent	Change
	2015	of total	2014	of total	$	%
Americas	$337,050	54%	$318,685	55%	$18,365	6%
EMEA	205,191	33	181,652	31	23,539	13
APAC	83,728	13	78,990	14	4,738	6

Total revenue	$625,969	100%	$579,327	100%	$46,642	8%

Overview

Our consolidated revenue increase of $46.6 million, or 8% in 2015 compared with 2014, resulted from increased revenue in all three operating segments

Americas Revenue

Americas revenue increased by 6% for the nine months ended September 30, 2015, compared with the nine months ended September 30, 2014, due to increased Industrial Inkjet, Productivity Software, and Fiery revenue.

EMEA Revenue

EMEA revenue increased by 13% for the nine months ended September 30, 2015, compared with the nine months ended September 30, 2014, primarily due to increased Fiery and Industrial Inkjet revenue. Productivity Software revenue was comparable to the same period in the prior year.

APAC Revenue

APAC revenue increased by 6% for the nine months ended September 30, 2015, compared with the nine months ended September 30, 2014, primarily due to increased Fiery revenue in Japan as well as the complementary impact of the Reggiani and Matan business acquisitions on Industrial Inkjet revenue.

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

Although end customer and reseller channel preference for Fiery products drives demand, most Fiery revenue relies on printer manufacturers to design, develop, and integrate Fiery technology into their print engines. A significant portion of our revenue is, and has been, generated by sales of our Fiery DFE products to a relatively small number of leading printer manufacturers. For the three and nine months ended September 30, 2015, Xerox provided 13% of our consolidated revenue. For the three and nine months ended September 30, 2014, Xerox provided 12% and 11% of consolidated revenue, respectively, in the aggregate. We expect that if we increase our revenue in the Industrial Inkjet and Productivity Software operating segments in the future, the percentage of our revenue from the leading printer manufacturer customers will decrease.

Gross Profit

Gross profit by operating segment, excluding stock-based compensation, for the three and nine months ended September 30, 2015 and 2014, was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Industrial Inkjet
Revenue	$122,566	$95,472	$305,815	$277,315
Gross profit	42,428	37,693	104,863	106,643
Gross profit percentages	34.6%	39.5%	34.3%	38.5%
Productivity Software
Revenue	$31,706	$33,622	$96,497	$96,075
Gross profit	23,142	24,294	70,173	69,325
Gross profit percentages	73.0%	72.3%	72.7%	72.2%
Fiery
Revenue	$74,422	$68,580	$223,657	$205,937
Gross profit	51,500	47,590	157,562	141,471
Gross profit percentages	69.2%	69.4%	70.4%	68.7%

A reconciliation of our segment gross profit to our condensed consolidated statements of operations for the three and nine months ended September 30, 2015 and 2014, was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Segment gross profit	$117,070	$109,577	$332,598	$317,439
Stock-based compensation expense	(785)	(780)	(2,357)	(1,894)
Other items excluded from segment profit	—	—	(113)	—

Gross profit	$116,285	$108,797	$330,241	$315,545

Overview

Our gross profit percentage decreased to 51% and 53% during the three and nine months ended September 30, 2015 from 55% and 54% during the three and nine months ended September 30, 2014, primarily due to the lower Reggiani gross profit percentage. The decrease in the Industrial Inkjet gross profit percentage of 4.9 and 4.2 points, respectively, was partially offset by the increase in the Productivity Software gross margin percentages during the three and nine months ended September 30, 2015, and the increase in the Fiery gross margin percentage of during the nine months ended September 30, 2015.

Industrial Inkjet Gross Profit

The Industrial Inkjet gross profit percentages decreased from 39.5% and 38.5% during the three and nine months ended September 30, 2014 to 34.6% and 34.3% during the three and nine months ended September 30, 2015, primarily due to lower gross margin percentages realized from Reggiani and the foreign currency impact of international sales of super-wide and wide format industrial digital inkjet printers for which the cost was denominated in U.S. dollars, partially offset by increased gross margin percentages realized from the next generation C4 ceramic tile decoration digital inkjet printer, which has experienced improving margins subsequent to product launch.

Productivity Software Gross Profit

The Productivity Software gross profit percentages increased from 72.3% and 72.2% during the three and nine months ended September 30, 2014 to 73.0% and 72.7% during the three and nine months ended September 30, 2015, respectively. The Productivity Software gross profit percentage improved compared with the prior year primarily due to increased professional services revenue at a higher margin and the achievement of certain post-acquisition cost synergies.

Fiery Gross Profit

The Fiery gross profit percentage was comparable during the three months ended September 30, 2015 and 2014. The Fiery gross profit percentage increased from 68.7% to 70.4% during the nine months ended September 30, 2015, primarily due to a mix shift to higher margin professional services and higher average selling price on DFEs for newly launched printers by the leading printer manufacturers.

Operating Expenses

Operating expenses for the three and nine months ended September 30, 2015 and 2014, were as follows (in thousands):

	Three months ended September 30,				Nine months ended September 30,
			Change				Change
	2015	2014	$	%	2015	2014	$	%
Research and development	$36,125	$33,840	$2,285	7%	$103,913	$100,563	$3,350	3%
Sales and marketing	39,814	36,113	3,701	10	114,117	107,902	6,215	6
General and administrative	18,223	17,617	606	3	54,210	49,973	4,237	8
Restructuring and other	584	3,021	(2,437)	(81)	2,544	5,662	(3,118)	(55)
Amortization of identified intangibles	8,759	5,284	3,475	66	18,120	15,266	2,854	19

Total operating expenses	$103,505	$95,875	$7,630	8%	$292,904	$279,366	$13,538	5%

Operating expenses increased by $7.6 and $13.5 million, or 8% and 5%, during the three and nine months ended September 30, 2015, compared with the three and nine months ended September 30, 2014, but decreased as a percentage of revenue due to the 16% and 8% increase in revenue during the three and nine months ended September 30, 2015, respectively.

Research and Development

Research and development expenses include personnel, consulting, travel, research and development facilities, and prototype materials expenses.

Research and development expenses for the three months ended September 30, 2015 were $36.1 million, or 16% of revenue, compared to $33.8 million, or 17% of revenue, for the three months ended September 30, 2014, an increase of $2.3 million, or 7%. Personnel-related expenses increased by $0.5 million primarily due to head count increases related to our business acquisitions, partially offset by reduced variable compensation. Prototypes and non-recurring engineering, consulting, contractor, freight, and related travel expenses increased by $1.7 million primarily due to product development efforts in advance of new product launches later in 2015.

Research and development expenses for the nine months ended September 30, 2015 were $103.9 million, or 17% of revenue, compared to $100.6 million, or 17% of revenue, for the nine months ended September 30, 2014, an increase of $3.3 million, or 3%. Personnel-related expenses were comparable to the prior year as head count increases related to our business acquisitions were entirely offset by reduced variable compensation. Prototypes and non-recurring engineering expenses increased by $2.0 million primarily due to product development efforts in advance of new product launches later in 2015. Stock-based compensation expense increased by $1.3 million primarily due to increased ESPP expense due to our appreciating stock price and increased employee participation compared to the prior year.

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

Sales and marketing expenses for the nine months ended September 30, 2015 were $39.8 million, or 17% of revenue, compared to $36.1 million, or 18% of revenue, for the nine months ended September 30, 2014, an increase of $3.7 million, or 10%. Personnel-related expenses increased by $2.5 million primarily due to head count increases related to our business acquisitions, commissions, and variable compensation. Trade show and marketing program spending, including consulting, contractor, travel, and freight, has increased by $0.8 million. Stock-based compensation expense increased by $0.4 million primarily due to RSUs granted during the period, higher estimated achievement against performance-based vesting criteria, and increased ESPP expense due to our appreciating stock price.

Sales and marketing expenses for the nine months ended September 30, 2015 were $114.1 million, or 18% of revenue, compared to $107.9 million, or 18% of revenue, for the nine months ended September 30, 2014, an increase of $6.2 million, or 6%. Personnel-related expenses increased by $1.9 million primarily due to head count increases related to our business acquisitions, partially offset by reduced commissions and variable compensation. Trade show and marketing program spending, including consulting, contractor, travel, and freight, has increased by $1.4 million. Stock-based compensation expense increased by $2.4 million primarily due to increased ESPP expense due to our appreciating stock price and increased employee participation compared to the prior year. Facilities and information technology expenses increased by $0.5 million.

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

General and administrative expenses for the three months ended September 30, 2015 were $18.2 million, or 8% of revenue, compared to $17.6 million, or 9% of revenue, for the three months ended September 30, 2014, an increase of $0.6 million, or 3%. Acquisition costs increased by $1.0 million primarily related to the acquisitions of Reggiani and Matan, which closed on July 1, 2015, as compared with the acquisition costs incurred in the prior year primarily related to the DirectSmile and DIMS acquisitions. Legal expenses decreased by $1.3 million due to a decrease in significant litigation and settlement activity from the prior year. Consulting expenses increased by $0.7 million during the quarter. The remaining increase of $0.7 million is primarily due to facilities and information technology expenses.

The estimated probability or actual achievement of several earnout performance targets was reduced during the three months ended September 30, 2015, resulting in a reduction of the associated liability and a credit to general and administrative expense of $1.1 million. A similar change in the estimated probability or actual achievement of several earnout performance targets during the three months ended September 30, 2014 resulted in a reduction of the associated liability and a credit to general and administrative expense of $0.6 million in the prior year.

General and administrative expenses for the nine months ended September 30, 2015 were $54.2 million, or 9% of revenue, compared to $50.0 million, or 9% of revenue, for the nine months ended September 30, 2014, an increase of $4.2 million, or 8%. Stock-based compensation expense increased by $1.2 million primarily due to increased ESPP expense due to our appreciating stock price, increased employee participation compared to the prior year, and the settlement of pre-acquisition stock options issued by an acquired business, partially offset by forfeitures resulting from the resignation of our chief financial officer in January 2015. Acquisition costs increased by $3.0 million primarily related to the acquisitions of Reggiani and Matan, which closed on July 1, 2015, compared with acquisition costs incurred with respect to four business acquisitions in the prior year. Legal expenses decreased by $1.8 million due to a decrease in significant litigation and settlement activity from the prior year. Reserves for litigation and uncollectible accounts increased by $1.7 million. The remaining increase of $0.3 million is primarily due to facilities and information technology expenses.

The estimated probability or actual achievement of several earnout performance targets was reduced during the nine months ended September 30, 2015, resulting in a reduction of the associated liability and a credit to general and administrative expense of $2.4 million. A similar change in the estimated probability or actual achievement of several earnout performance targets during the nine months ended September 30, 2014 resulted in a reduction of the associated liability and a credit to general and administrative expense of $2.2 million in the prior year.

We expect that if the U.S. dollar remains volatile against the Euro, British pound sterling, Indian rupee, Brazilian real, or other currencies, general and administrative expenses reported in U.S. dollars could fluctuate.

Stock-based Compensation

We account for stock-based payment awards in accordance with ASC 718, which requires stock-based compensation expense to be recognized based on the fair value of such awards on the date of grant. We amortize compensation cost on a graded vesting basis over the vesting period, after assessing the probability of achieving requisite performance criteria with respect to performance-based and market-based awards. Stock-based compensation cost is recognized over the requisite service period for each separately vesting tranche of the award as though the award were, in substance, multiple awards. This has the impact of greater stock-based compensation expense during the initial years of the vesting period.

Stock-based compensation expenses were $9.5 and $9.0 million for the three months ended September 30, 2015 and 2014, respectively, an increase of $0.5 million, primarily due to the settlement of pre-acquisition stock options issued by an acquired business. Stock-based compensation expenses were $28.1 and $25.2 million for the nine months ended September 30, 2015 and 2014, respectively, an increase of $2.9 million, primarily due to increased ESPP expense due to our appreciating stock price and increased employee participation compared to the prior year, partially offset by forfeitures resulting from the resignation of our chief financial officer in January 2015.

Restructuring and Other

Restructuring and other costs were $0.6 and $2.5 million for the three and nine months ended September 30, 2015, respectively, and $3.0 and $5.7 million for the three and nine months ended September 30, 2014, respectively. Restructuring and other costs include severance charges of $0.5 and $1.8 million related to 17 and 65 head count reductions for the three and nine months ended September 30, 2015, respectively, and $0.8 and $2.5 million related to 26 and 96 head count reductions for the three and nine months ended September 30, 2014, respectively. Severance costs include severance payments, related employee benefits, outplacement fees, and employee relocation costs.

Facilities relocation and downsizing expenses were $0.1 and $0.5 million for the three and nine months ended September 30, 2015, respectively, primarily due to the relocation of certain manufacturing and administrative locations to accommodate additional space requirements, and $1.8 and $2.0 million for the three and nine months ended September 30, 2014, respectively, primarily due to the consolidation of our German operations. Integration expenses of $0.1 and $0.2 million for the three and nine months ended September 30, 2015, respectively, and $0.4 and $1.2 million for the three and nine months ended September 30, 2014, respectively, were required to integrate our business acquisitions.

Amortization of Identified Intangibles

Amortization of identified intangibles for the three months ended September 30, 2015 was $8.8 million, or 4% of revenue, compared to $5.3 million, or 3% of revenue, for the three months ended September 30, 2014, an increase of $3.5 million, or 66%. Amortization of identified intangibles for the nine months ended September 30, 2015 was $18.1 million, or 3% of revenue, compared to $15.3 million, or 3% of revenue, for the nine months ended September 30, 2014, an increase of $2.8 million, or 19%. The intangible amortization increase was primarily due to intangible amortization of identified intangibles resulting from the Reggiani and Matan acquisitions, partially offset by the full amortization of intangible assets related to previous business acquisitions.

Interest Expense

Interest expense for the three and nine months ended September 30, 2015 was $4.6 and $12.9 million compared to $1.1 and $1.6 million for the three and nine months ended September 30, 2014, an increase of $3.6 and $11.2 million, respectively, which is primarily related to our Notes.

Interest Income and Other Expense, Net

Interest income and other expense, net, includes interest income on our cash equivalents and short-term investments, gains and losses from sales of our cash equivalents and short-term investments, and net foreign currency transaction gains and losses.

Interest income and other expense, net, decreased by $4.4 and $3.7 million from a loss of $5.0 and $4.7 million during the three and nine months ended September 30, 2014, to a loss of $0.6 and $1.0 million during the three and nine months ended September 30, 2015, primarily because the foreign exchange loss decreased by $4.2 and $3.1 million, resulting primarily from revaluation of foreign currency denominated net assets (mainly denominated in Euros, British pounds sterling, Chinese renminbi, and Brazilian reais), partially offset by increased investment income.

Income Before Income Taxes

The components of income before income taxes are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
U.S.	$(4,424)	$9,483	$5,545	$15,306
Foreign	11,926	(2,631)	17,762	14,518

Total	$7,502	$6,852	$23,307	$29,824

For the three months ended September 30, 2015, pretax net income of $7.5 million consisted of U.S. pretax net loss of $4.4 million and foreign pretax net income of $11.9 million, respectively. The pretax net loss attributable to U.S. operations included amortization of identified intangibles of $1.8 million, stock-based compensation of $9.5 million, acquisition-related costs of $1.0 million, and interest expense related to our Notes of $4.0 million. The pretax net income attributable to foreign operations included amortization of identified intangibles of $7.0 million and acquisition-related costs of $0.6 million, partially offset by the change in fair value of contingent consideration of $1.2 million. The exclusion of these items from U.S. pretax net loss and foreign pretax net income would result in U.S. and foreign pretax net income of $11.9 and $18.3 million, respectively, for the three months ended September 30, 2015.

For the nine months ended September 30, 2015, pretax net income of $23.3 million consisted of U.S. and foreign pretax net income of $5.5 and $17.8 million, respectively. The pretax net income attributable to U.S. operations included amortization of identified intangibles of $5.7 million, stock-based compensation of $28.1 million, restructuring and other of $1.2 million, acquisition-related costs of $3.5 million, litigation settlement expense of $0.6 million, and interest expense related to our Notes of $11.7 million. The pretax net income attributable to foreign operations included amortization of identified intangibles of $12.4 million, restructuring and other of $1.3 million, acquisition-related costs of $0.8 million, partially offset by change in fair value of contingent consideration of $2.4 million. The exclusion of these items from pretax net income would result in U.S. and foreign pretax net income of $56.3 and $29.9 million, respectively, for the nine months ended September 30, 2015.

For the three months ended September 30, 2014, pretax net income of $6.9 million consisted of a U.S. pretax net income of $9.5 million and foreign pretax net loss of $2.6 million. The pretax net income attributable to U.S. operations included amortization of identified intangibles of $1.7 million, stock-based compensation of $9.0 million, restructuring and other of $0.6 million, acquisition-related costs of $0.5 million, litigation settlement expense of $0.7 million, and interest expense related to our Notes of $0.9 million. The pretax net loss attributable to foreign operations included amortization of identified intangibles of $3.5 million and restructuring and other of $2.4 million, partially offset by the change in fair value of contingent consideration of $0.7 million. The exclusion of these items from net income would result in a U.S. and foreign pretax net income of $22.9 and $2.6 million, respectively, for the three months ended September 30, 2014.

For the nine months ended September 30, 2014, pretax net income of $29.8 million consisted of U.S. and foreign pretax net income of $15.3 and $14.5 million, respectively. The pretax net income attributable to U.S. operations included amortization of identified intangibles of $5.3 million, stock-based compensation of $25.2 million, restructuring and other of $1.9 million, acquisition-related costs of $1.1 million, litigation settlement expense of $0.9 million, and interest expense related to our Notes of $0.9 million. The pretax net income attributable to foreign operations included amortization of identified intangibles of $10.0 million, restructuring and other of $3.8 million, and earnout interest accretion of $0.5 million, partially offset by the change in fair value of contingent consideration of $2.7 million. The exclusion of these items from net income would result in a U.S. and foreign pretax net income of $50.6 and $26.1 million, respectively, for the nine months ended September 30, 2014.

Provision for (Benefit from) Income Taxes

We recognized tax benefit of $2.8 million and a tax provision of $0.1 million on pretax net income of $7.5 and $23.3 million during the three and nine months ended September 30, 2015, respectively, and tax provisions of $2.0 and $8.0 million on pretax net income of $6.9 and $29.8 million during the three and nine months ended September 30, 2014, respectively. The provisions for income taxes before discrete items reflected in the table below were $3.5 and $7.6 million during the three and nine months ended September 30, 2015, respectively, and $4.2 and $13.2 million during the three and nine months ended September 30, 2014, respectively. The decrease in the provision for income taxes before discrete items for the three and nine months ended September 30, 2015, compared with the same periods in the prior year, is primarily due to the decrease in profitability before income taxes and increased income earned in jurisdictions with tax rates lower than the statutory U.S. tax rate of 35%.

Primary differences between our recorded tax provision rate and the U.S. statutory rate of 35% include lower taxes on permanently reinvested foreign earnings and the tax effects of stock-based compensation expense pursuant to ASC 718-740, which are non-deductible for tax purposes. During the three and nine months ended September 30, 2015, we recognized $4.4 and $4.9 million, respectively, of previously unrecognized tax benefits, primarily as a result of the expiration of the U.S. federal statute of limitations, as compared to the recognition of $2.3 and $2.4 million of previously unrecognized tax benefits during the three and nine months ended September 30, 2014, respectively. During the nine months ended September 30, 2014, we recognized a $3.1 million tax benefit related to the increased valuation of intangible assets for Brazilian tax reporting resulting from the merger of our Brazilian subsidiaries.

Our tax provision before discrete items is reconciled to our recorded provision for income taxes for the three and nine months ended September 30, 2015 and 2014 as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Provision for income taxes before discrete items	$3.5	$4.2	$7.6	$13.2
Interest related to unrecognized tax benefits	0.1	—	0.3	0.2
Benefit related to merger of Brazilian entities	—	—		(3.1)
Non-deductible stock compensation charge	—	—		0.3
Benefit related to U.S. transfer pricing adjustment	—	—	(0.4)	—
Benefit related to Spanish statutory and tax intangibles write-off	—	—	(0.3)	—
Deductions related to ESPP dispositions	(0.2)	(0.3)	(0.4)	(0.6)
Provision (benefit) for reassessment of taxes upon filing tax return	(1.8)	0.4	(1.8)	0.4
Benefit from reversals of uncertain tax positions due to statute of limitation expirations	(4.4)	(2.3)	(4.9)	(2.4)

Provision for (benefit from) income taxes	$(2.8)	$2.0	$0.1	$8.0

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

As of September 30, 2015 and December 31, 2014, gross unrecognized tax benefits were $31.3 and $32.1 million, respectively, which would affect the effective tax rate, if recognized. Over the next twelve months, our existing tax positions will continue to generate increased liabilities for unrecognized tax benefits. It is reasonably possible that our gross unrecognized tax benefits will decrease up to $4.2 million in the next twelve months. These adjustments, if recognized, would positively impact our effective tax rate, and would be recognized as additional tax benefits in our Condensed Consolidated Statement of Operations. The reduction in unrecognized tax benefits relates primarily to a lapse of the statute of limitations for federal and state tax purposes.

In accordance with ASU 2013-11, which became effective in the first quarter of 2014, we recorded $20.5 million of gross unrecognized tax benefits as an offset to deferred tax assets as of September 30, 2015, and the remaining $10.8 million has been recorded as noncurrent income taxes payable.

We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of September 30, 2015 and December 31, 2014, we have accrued $0.5 and $0.9 million, respectively, for potential payments of interest and penalties.

As of September 30, 2015, we were subject to examination by the Internal Revenue Service for the 2012-2014 tax years, state tax jurisdictions for the 2010-2014 tax years, the Netherlands tax authority for the 2013 tax year, the Spanish tax authority for the 2010-2014 tax years, and the Italian tax authority for the 2010-2014 tax years.

In Altera Corp.v. Commissioner, the U.S Tax Court issued an opinion on July 27, 2015, related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. The opinion has yet to be finalized by the U.S. Tax Court due to other outstanding issues, which are procedural in nature. To date, the U.S. Department of the Treasury has not withdrawn the requirement to include stock-based compensation in intercompany cost-sharing arrangements from its regulations. Due to the uncertainty related to the status of the current regulations and whether the Internal Revenue Service will appeal the decision, we have not recorded any benefit as of September 30, 2015 in our Condensed Consolidated Statement of Operations. We will continue to monitor ongoing developments and potential impacts to our condensed consolidated financial statements.

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

•

Acquisition-related transaction costs associated with businesses acquired during the periods reported, primarily consisting of the acquisitions of Reggiani and Matan, which closed on July 1, 2015, and anticipated transactions.

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

•	Litigation Settlements. We settled, or accrued reserves related to, litigation claims of $0.6 and $0.9 million during the nine months ended September 30, 2015 and 2014, respectively.

•	Tax effect of non-GAAP adjustments are as follows:

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

Reconciliation of GAAP Net Income to Non-GAAP Net Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2015	2014	2015	2014
Net income	$10.3	$4.8	$23.2	$21.8

Amortization of identified intangibles assets and in-process R&D	8.8	5.3	18.1	15.3
Restructuring and other	0.6	3.0	2.5	5.7
Stock-based compensation expense	9.5	9.0	28.1	25.2
Non-cash settlement of vacation liabilities by issuing RSUs	—	—	1.3	—
General and administrative:
Acquisition-related transaction costs	1.6	0.6	4.2	1.2
Change in fair value of contingent consideration	(1.1)	(0.6)	(2.4)	(2.2)
Litigation reserves	—	0.6	0.6	0.9
Interest income and other expense, net
Non-cash interest expense related to our Notes	3.0	0.7	8.8	0.7
Tax effect on non-GAAP net income	(8.5)	(2.8)	(16.0)	(6.7)

Non-GAAP net income	$24.2	$20.6	$68.5	$61.9

Non-GAAP net income per diluted share	$0.50	$0.43	$1.42	$1.28

Shares for purposes of computing diluted non-GAAP net income per share	48.5	48.2	48.2	48.3

Liquidity and Capital Resources

Overview

Cash, cash equivalents, and short-term investments decreased by $105.5 million to $511.2 million as of September 30, 2015 from $616.7 million as of December 31, 2014. The decrease was primarily due to cash consideration for the acquisition of Reggiani and Matan, net of cash acquired, of $65.5 million, repayment of debt assumed through business acquisitions of $22.5 million, treasury stock purchases of $40.4 million, settlement of shares for employee common stock related tax liabilities and the stock option exercise price of certain stock options of $10.5 million, cash payments for property and equipment of $13.1 million, acquisition-related contingent consideration payments of $3.0 million, partially offset by cash flows provided by operating activities of $41.0 million and proceeds from ESPP purchases and stock option exercises of 11.4 million.

(in thousands)	September 30, 2015	December 31, 2014	Change
Cash and cash equivalents	$198,952	$298,133	$(99,181)
Short term investments	312,226	318,599	(6,373)

Total cash, cash equivalents, and short-term investments	$511,178	$616,732	$(105,554)

	Nine months ended September 30,
(in thousands)	2015	2014	Change
Net cash provided by operating activities	$40,989	$46,739	$(5,750)
Net cash used for investing activities	(73,870)	(13,921)	(59,949)
Net cash provided by (used for) financing activities	(64,865)	236,624	(301,489)
Effect of foreign exchange rate changes on cash and cash equivalents	(1,435)	(1,152)	(283)

Increase (decrease) in cash and cash equivalents	$(99,181)	$268,290	$(367,471)

Cash, cash equivalents, and short-term investments held outside of the U.S. in various foreign subsidiaries were $107.4 and $124.1 million as of September 30, 2015 and December 31, 2014, respectively. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. federal and state income taxes on some or all of these funds. However, our intent is to indefinitely reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

Based on past performance and current expectations, we believe that our cash, cash equivalents, short-term investments, and cash generated from operating activities will satisfy our working capital, capital expenditure, investment, stock repurchase, commitments (see Note 8 of the Notes to Condensed Consolidated Financial Statements – Commitments and Contingencies), and other liquidity requirements associated with our existing operations through at least the next twelve months. We believe that the most strategic uses of our cash resources include business acquisitions, strategic investments to gain access to new technologies, repurchases of shares of our common stock, and working capital. At September 30, 2015, cash, cash equivalents, and short-term investments were $511.2 million. We believe that our liquidity position and capital resources are sufficient to meet our operating and working capital needs.

Operating Activities

During the nine months ended September 30, 2015, our cash provided by operating activities was approximately $41.0 million.

Net cash provided by operating activities consists primarily of net income of $23.2 million and non-cash charges and credits of $67.5 million, partially offset by the net change in operating assets and liabilities of $49.7 million. Non-cash charges and credits of $67.5 million consist primarily of $27.9 million in depreciation and amortization, $27.8 million of stock-based compensation expense, net of cash settlements, non-cash accretion of interest expense of $9.7 million, provision for bad debts and sales-related allowances of $3.7 million, provision for inventory obsolescence of $3.6 million, and $2.7 million of other non-cash charges and credits, partially offset by $7.9 million of deferred tax credits. The net change in operating assets and liabilities of $49.7 million consists primarily of increased accounts receivable of $28.8 million, increased gross inventories of $9.5 million, and increased other current assets of $15.7 million, partially offset by increased accounts payable and accrued liabilities of $4.3 million.

Accounts Receivable

Our primary source of operating cash flow is the collection of accounts receivable from our customers. One measure of the effectiveness of our collection efforts is average days sales outstanding for accounts receivable (“DSO”). DSOs were 76 and 68 days at September 30, 2015 and December 31, 2014, respectively. We calculate DSO by dividing net accounts receivable at the end of the quarter by revenue recognized during the quarter, multiplied by the total days in the quarter.

DSOs increased during the three months ended September 30, 2015, compared with December 31, 2014, primarily due to international sales with extended payment terms and a non-linear sales cycle resulting in significant billings at the end of the quarter. We expect DSOs to vary from period to period because of changes in the mix of business between direct customers and end user demand driven through the leading printer manufacturers, the effectiveness of our collection efforts both domestically and overseas, and variations in the linearity of our sales. If the percentage of Industrial Inkjet and Productivity Software related revenue increases, we expect DSOs may trend higher. Our DSOs related to the Industrial Inkjet and Productivity Software operating segments are traditionally higher than those related to the significant printer manufacturer customers / distributors in our Fiery operating segment as, historically, they have paid on a more timely basis.

We have facilities in the U.S. and Italy that enable us to sell to third parties, on an ongoing basis, certain trade receivables with recourse. The trade receivables sold with recourse are generally short-term receivables with payment due dates of less than 10 days from date of sale, which are subject to a servicing obligation. We also have facilities in Spain and Italy that enable us to sell to third parties, on an ongoing basis, certain trade receivables without recourse. The trade receivables sold without recourse are generally short-term receivables with payment due dates of less than one year, which are secured by international letters of credit.

Trade receivables sold on a recourse basis under these facilities during the three and nine months ended September 30, 2015, were $6.9 and $16.6 million, respectively, which approximates the cash received. Trade receivables sold on a non-recourse basis under these facilities during the three and nine months ended September 30, 2015, were $1.2 and $2.0 million, respectively, which approximates the cash received. We report collections from the sale of trade receivables to third parties as operating cash flows in the Condensed Consolidated Statements of Cash Flows.

Inventories

Our inventories are procured primarily in support of the Industrial Inkjet and Fiery operating segments. The majority of our Industrial Inkjet products are manufactured internally, while Fiery production is primarily outsourced. The result is lower inventory turnover for Industrial Inkjet inventories compared with Fiery inventories.

Our net inventories increased by $39.7 million from $72.1 million at December 31, 2014 to $111.8 million at September 30, 2015 primarily due to the acquisitions of Reggiani and Matan. Inventory turnover was 4.0 during the quarter ended September 30, 2015 compared with 5.3 turns during the quarter ended December 31, 2014. We calculate inventory turnover by dividing annualized current quarter cost of revenue by ending inventories.

Investing Activities

Acquisitions

On July 1, 2015, we acquired Matan for approximately $38.9 million in cash, net of cash acquired. Matan’s super-wide format digital inkjet roll-to-roll printers include advanced material handling features such as in-line cutting and slitting, allowing us to expand our offerings in this market.

On July 1, 2015, we acquired Reggiani for approximately $26.6 million in cash, net of cash acquired, $26.9 million in shares of EFI stock, plus an additional future potential cash earnout contingent on achieving certain performance targets. Reggiani’s digital inkjet textile printers address the full scope of advanced textile printing, with versatile printers suitable for water-based dispersed, acid, pigment, and reactive dye printing inks. This acquisition allows us to expand our presence in the digital inkjet textile printing market.

During the nine months ended September 30, 2014, DIMS, DirectSmile, Rhapso, and SmartLinc were acquired for aggregate cash consideration of $20.4 million, net of cash acquired, plus additional future potential cash earnouts contingent on achieving certain performance targets; $0.2 million was paid related to the GamSys acquisition, which was dependent on accounts receivable collections; and purchase price adjustments of $0.2 million were paid with respect to the acquisitions of Metrix and Lector.

Investments

Proceeds from sales and maturities of marketable securities, net of purchases, were $4.8 and $19.8 million during the nine months ended September 30, 2015 and 2014, respectively. We have classified our investment portfolio as “available for sale.” Our investments are made with a policy of capital preservation and liquidity as primary objectives. We may hold investments in fixed income debt securities to maturity; however, we may sell an investment at any time if the quality rating of the investment declines, the yield on the investment is no longer attractive, or we have better uses for the cash. Since we invest primarily in investment securities that are highly liquid with a ready market, we believe the purchase, maturity, or sale of our investments has no material impact on our overall liquidity.

Property and Equipment, Net

Our property and equipment additions have historically been funded from operating activities. Net purchases of property and equipment were $13.1 and $12.9 million during the nine months ended September 30, 2015 and 2014, respectively, including final payments related to the build-out of our new corporate headquarters facility during the nine months ended September 30, 2014. This facility now serves as our worldwide corporate headquarters, as well as engineering, marketing, and administrative operations for our Fiery operating segment.

Financing Activities

In September 2014, we completed a private placement of $345 million principal amount of 0.75% Convertible Senior Notes due 2019 (“Notes”). The net proceeds from this offering received during the third quarter were $337.2 million, after deducting commissions and the offering expenses paid by us during the quarter. We used approximately $29.4 million of the net proceeds to pay the cost of the Note Hedges (after such cost was partially offset by the proceeds from the Warrant transactions).

Historically, our recurring cash flows provided by financing activities have been from the receipt of cash from the issuance of common stock through the exercise of stock options and employee purchases of ESPP shares. We received proceeds from the exercise of stock options of $1.9 and $7.6 million and employee purchases of ESPP shares of $9.5 and $8.6 million during the nine months ended September 30, 2015 and 2014, respectively. While we may continue to receive proceeds from these plans in future periods, the timing and amount of such proceeds are difficult to predict and are contingent on a number of factors including the price of our common stock, the number of employees participating in the plans, net settlement options, and general market conditions. We anticipate that cash provided from the exercise of stock options may decline over time as we shift to issuance of RSUs, rather than stock options.

The primary use of funds for financing activities during the nine months ended September 30, 2015 and 2014 was $50.9 and $88.8 million, respectively, of cash used to repurchase outstanding shares of our common stock. Such repurchases included $10.5 and $23.1 million used for net settlement of shares for the exercise price of certain stock options (and any tax withholding obligations incurred in connection with such exercises) and minimum tax withholding obligations that arose on the vesting of RSUs during the nine months ended September 30, 2015 and 2014, respectively.

On November 6, 2013, the board of directors approved the repurchase of $200 million of outstanding common stock. This authorization expires in November 2016. Under this publicly announced plan, we repurchased 1.0 and 1.5 million shares for an aggregate purchase price of $40.4 and $65.7 million during the nine months ended September 30, 2015 and 2014, respectively.

Earnout payments during the nine months ended September 30, 2015 of $2.0, $0.6, and $0.3 million are primarily related to the previously accrued Technique, Metrix, and SmartLinc contingent consideration liabilities, respectively. Earnout payments during the nine months ended September 30, 2014 of $6.2, $2.5, and $2.0 million are related to the previously accrued Cretaprint, Metrics, and Technique contingent consideration liabilities, respectively. The portion of the Metrics earnout payment representing performance targets achieved in excess of amounts assumed in the opening balance sheet as of the acquisition date of $1.4 million was reflected as cash used for operating activities in the Condensed Consolidated Statement of Cash Flows during the nine months ended September 30, 2014.

We also paid approximately $22.5 million of indebtedness, which was assumed in the Reggiani acquisition.

Other Commitments

Our Industrial Inkjet inventories consist of inventories required for our internal manufacturing operations and inventory purchased from third party contract manufacturers. Raw materials and finished goods, print heads, frames, digital UV ink, ceramic digital ink, various textile printing inks, and other components are required to support our internal manufacturing operations. Solvent ink and certain sub-assemblies are purchased from third party contract manufacturers.

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

Market Risk

We are exposed to various market risks. Market risk is the potential loss arising from adverse changes in market rates and prices, general credit, foreign currency exchange rate fluctuations, liquidity, and interest rate risks, which may be exacerbated by the tight global credit market and increase in economic uncertainty that have affected various sectors of the financial market and continue to cause credit and liquidity issues. We do not enter into derivatives or other financial instruments for trading or speculative purposes. We may enter into financial instrument contracts to manage and reduce the impact of changes in foreign currency exchange rates on earnings and cash flows. The counterparties to such contracts are major financial institutions. We hedge our operating expense exposure in Indian rupees. The notional amount of our Indian rupee cash flow hedge was $3.0 million at September 30, 2015. We hedge balance sheet remeasurement exposures using forward contracts not designated as hedging instruments with notional amounts of $79.5 million at September 30, 2015 consisting of hedges of Brazilian real, British pound sterling, Australian dollar, New Zealand dollar, Chinese renminbi, and Euro-denominated intercompany balances with notional amounts of $47.9 million, hedges of British pound sterling and Euro-denominated trade receivables with notional amounts of $28.8 million, and Indian rupee-denominated net monetary assets of $2.8 million.

Since Europe represents a significant portion of our revenue and cash flow, the SEC encourages disclosure of our European concentrations of credit risk regarding gross receivables, related reserves, and aging on a region or country basis, and the impact on liquidity with respect to estimated timing of receivable payments. Since Europe is composed of varied countries and regional economies, our European risk profile is somewhat more diversified due to the varying economic conditions among the countries. Approximately 30% of our receivables are with European customers as of September 30, 2015. Of this amount, 25% of our European receivables (7% of consolidated net receivables) are in the higher risk southern European countries (mostly Italy, Spain, and Portugal), which are adequately reserved. The ongoing relocation of the ceramic tile industry from southern Europe to the emerging markets of China, India, Brazil, and Indonesia will reduce our exposure to credit risk in southern Europe.

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

Interest Rate Risk

Hypothetical changes in the fair values of financial instruments held by us at September 30, 2015 that are sensitive to changes in interest rates are presented below. The modeling technique measures the change in fair value arising from selected potential changes in interest rates. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 100 basis points over a twelve month time horizon (in thousands):

Valuation of securities given an interest rate decrease of 100 basis points	No change in interest rates	Valuation of securities given an interest rate increase of 100 basis points
$377,945	$376,152	$373,661

The SEC encourages the discussion of exposure to the uncertainty in the European economy. Specifically, European debt by counterparty (i.e., sovereign and non-sovereign) and by country should be addressed. We have no European sovereign debt investments. Our European debt and money market investments consist of non-sovereign corporate debt included within money market funds and corporate debt securities of $28.1 million, which represents 7% of our short term investments at September 30, 2015. Our European debt investments are with corporations domiciled in the northern and central European countries of Sweden, Netherlands, Luxembourg, Norway, France, Italy, and the U.K. Less than $0.1 million of our short-term investments are in the higher risk “southern European” countries (i.e., Greece, Spain, Portugal, and Italy) or in Ireland. We believe that we do not have significant exposure with respect to our money market and corporate debt investments in Europe, although we do have some exposure due to the interdependencies among the European Union countries.

As of September 30, 2015, we have $345 million principal amount of Notes outstanding. We carry these instruments at face value less unamortized discount on our Condensed Consolidated Balance Sheets. Since these instruments bear interest at fixed rates, we have no financial statement risk associated with changes in interest rates. However, the fair value of these instruments fluctuates when interest rates change. Please refer to Note 6 – Convertible Senior Notes, Note Hedges, and Warrants of the Notes to Condensed Consolidated Financial Statements.

Foreign Currency Exchange Risk

A large portion of our business is conducted in countries other than the U.S. We are primarily exposed to changes in exchange rates for the Euro, British pound sterling, Indian rupee, Japanese yen, Brazilian real, Chinese renminbi, Israeli shekel, New Zealand dollar, and Australian dollar. Although the majority of our receivables are invoiced and collected in U.S. dollars, we have exposure from non-U.S. dollar-denominated sales (consisting of the Euro, British pound sterling, Brazilian real, Chinese renminbi, Israeli shekel, Australian dollar, and New Zealand dollar) and operating expenses (primarily the Euro, British pound sterling, Chinese renminbi, Israeli shekel, Japanese yen, Indian rupee, Brazilian real, and Australian dollar) in foreign countries. We can benefit from or be adversely affected by either a weaker or stronger U.S. dollar relative to major currencies worldwide with respect to our consolidated financial statements. Accordingly, we can benefit from a stronger U.S. dollar due to the corresponding reduction in our foreign operating expenses translated in U.S. dollars and at the same time we can be adversely affected by a stronger U.S. dollar due to the corresponding reduction in foreign revenue translated in U.S. dollars.

We hedge our operating expense exposure in Indian rupees. The notional amount of our Indian rupee cash flow hedge was $3.0 million at September 30, 2015. We hedge balance sheet remeasurement exposures using forward contracts not designated as hedging instruments with notional amounts of $79.5 million at September 30, 2015 consisting of hedges of Brazilian real, British pound sterling, Chinese renminbi, Australian dollar, New Zealand dollar, and Euro-denominated intercompany balances with notional amounts of $47.9 million, hedges of British pound sterling and Euro-denominated trade receivables with notional amounts of $28.8 million, and Indian rupee-denominated net monetary assets of $2.8 million.

The impact of hypothetical changes in foreign exchanges rates on revenue and income from operations are presented below. The modeling technique measures the change in revenue and income from operations resulting from changes in selected foreign exchange rates with respect to the Euro and British pound sterling of plus or minus one percent during the three months ended September 30, 2015 as follows (in thousands):

	Impact of a foreign exchange rate decrease of one percent	No change in foreign exchange rates	Impact of a foreign exchange rate increase of one percent
Revenue	$627,393	$625,969	$624,545

Income from operations	$37,593	$37,224	$36,855

Item 4:	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the quarter ended September 30, 2015, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our chief executive officer and chief financial and accounting officer concluded that our disclosure controls and procedures were effective as of September 30, 2015 to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the third quarter of 2015, there were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

As of September 30, 2015, we are subject to the matter discussed below.

Componex vs. EFI

Componex, Inc. is a manufacturer of rolls used in machines handling continuous sheets of product and is a supplier for certain products in our VUTEk product line. In May 2013, Componex filed an action in the United States District Court for the Western District of Wisconsin alleging that rolls supplied to EFI by other vendors infringe two patents held by Componex. We moved for summary judgment that, among other things, Componex’s patents are not valid and that, even if they are, the rolls supplied and used in our products do not infringe the patents. Componex also moved for summary judgment of infringement. In November 2014, the district court granted summary judgment that one of the two patents at issue is invalid, that there is no evidence of infringement of the other patent at issue, and entered judgment in favor of EFI. The Court of Appeals heard arguments in this case on October 7, 2015 and affirmed the district court’s judgment in EFI’s favor on October 16, 2015.

As a result of the Court of Appeals decision, we believe that the likelihood that we will incur a loss in this matter is remote.

Other Matters

As of September 30, 2015, we were subject to claims, lawsuits, investigations, and proceedings in addition to the matter discussed above. There is at least a reasonable possibility that additional losses may be incurred in excess of the amounts that we have accrued. However, we believe that these claims are not material to our financial statements or the range of reasonably possible losses is not reasonably estimable. Litigation is inherently unpredictable, and while we believe that we have valid defenses with respect to legal matters pending against us, our financial statements could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies or because of the diversion of management’s attention and the incurrence of significant expenses.

Item 1A:	Risk Factors

In addition to information regarding risk factors that appears in “Management’s Discussion and Analysis – Forward-looking Statements” in Part I, Item 2, of this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A, and Part II, Items 7 and 7A, of our Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”), which could materially affect our business, financial condition, or future results. The risks described herein and in our 2014 Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results

In addition to the risk factors disclosed in our 2014 Form 10-K, we have identified the following material changes to our risk factors as a result of our acquisition of Reggiani:

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

Reggiani’s digital inkjet textile printers address the full scope of advanced textile printing with versatile printers suitable for water-based dispersed, acid, pigment, and reactive dye printing inks. This acquisition expands our presence in the digital inkjet textile printing market. Our Reggiani textile printers compete with Dover, Durst, Mimaki, Roland, Epson, Konica Minolta, Robustelli, Atexco, Shenzhen Homer Textile, and Digital Graphics. Competitive textile digital inkjet printers are manufactured in Italy, Japan, China, and smaller emerging markets such as Indonesia. Reggiani also competes with other digital inkjet textile printing technologies including pre-washing and post-washing printing techniques.

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

We depend on a limited group of suppliers for key components in our products such as third party branded ink. The loss of any of these suppliers, the inability of any of these suppliers to meet our requirements, or delays or shortages of supply of these components, could adversely affect our business.

We sell third party branded textile ink to users of our textile digital inkjet printer. We offer a strong value proposition with our third party branded inks, but cannot guarantee that we will be the primary supplier of textile digital ink to the users of our printers.

We generally do not maintain long-term agreements with this limited group of suppliers and conduct business with such suppliers solely on a purchase order basis. If we are unable to continue to procure these third party inks from our current suppliers in the required quantities, we will have to qualify other sources, if possible, or reformulate our textile inks. We cannot provide assurance that other third party ink sources exist or will be willing to supply us on reasonable terms or at all. Any unavailability, delays, or shortages of these components or any inability of our suppliers to meet our requirements, could harm our business.

If the market for digital textile printing does not develop as we anticipate, we may not be able to grow our inkjet textile printing business.

If the global printed textile industry does not broadly accept digital printing as an alternative to either analog printing or single color (dyed) garments, our revenue from this acquisition may not grow as quickly as expected. Widespread adoption of digital textile printing depends on the willingness and ability of businesses in the printed textile industry to replace their existing analog printing systems and single color (dyed) garments with digital printing systems. The adoption of digital textile printing is dependent to some extent on the growth of “fast fashion,” which is a term used by fashion retailers to express the need for designs to move quickly from the catwalk to the retailer to capture current fashion trends.

A key element of our inkjet textile printing growth strategy is to market digital inkjet printing systems to contract printers that serve major textile brand owners and fashion designers. If leading textile brand owners and fashion designers are not convinced of the benefits of digital inkjet textile printing or if there is a significant reduction in the popularity of printed textiles, especially those that are customized or personalized, among the consumers to whom such brand owners and fashion designers cater, or if these businesses decide that digital inkjet printing processes are less reliable, less cost-effective, lower quality, or otherwise less suitable for their commercial needs than analog printing processes and single color (dyed) garments, then the market for digital textile printing may not develop as we anticipate and we may not be able to realize the benefits from our acquisition and grow our inkjet textile printing business.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Our stock repurchases for the quarter ended September 30, 2015 are as follows (in thousands, except for per share amounts):

Issuer Purchases of Equity Securities

Total	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans (1)
July 2015	159	$43.79	159	$91,679
August 2015	276	44.88	144	85,289
September 2015	112	44.87	112	80,263

Total	547	$44.56	415	$80,263

(1)	In November 2013, the Board of Directors approved the repurchase of $200 million of outstanding common stock. This authorization expires in November 2016. Under this publicly announced plan, we repurchased 0.4 and 1.0 million shares for an aggregate purchase price of $18.4 and $40.4 million during the three and nine months ended September 30, 2015. We had previously repurchased 1.8 and 0.1 million shares for an aggregate purchase price of $76.8 and $2.6 million during the years ended December 31, 2014 and 2013, respectively.
(2)	Includes 0.1 million shares purchased from employees to satisfy the exercise price of certain stock options and any tax withholding obligations incurred in connection with such exercises and minimum tax withholding obligations that arose on the vesting of RSUs.

Item 3:	Defaults Upon Senior Securities

None.

Item 4:	Mine Safety Disclosure

Not applicable.

Item 5:	Other Information

Not applicable.

Item 6:	Exhibits

No.	Description

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Amended and Restated Bylaws of Electronics For Imaging, Inc. (as amended August 12, 2009) (2)

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 33-57382) and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 17, 2009 (File No. 000-18805) and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRONICS FOR IMAGING, INC.

Date: October 30, 2015	/s/ Guy Gecht
Guy Gecht
Chief Executive Officer (Principal Executive Officer)

Date: October 30, 2015	/s/ Marc Olin
Marc Olin
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

No.	Description

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Amended and Restated Bylaws of Electronics For Imaging, Inc. (as amended August 12, 2009) (2)

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 33-57382) and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 17, 2009 (File No. 000-18805) and incorporated herein by reference.