Form 10-K
period 2015-12-31
ELECTRONICS FOR IMAGING INC
filed 2016-02-19
CIK 867374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold on June 30, 2015 was $2,013,149,130 *

The number of shares outstanding of the registrant’s common stock, $.01 par value per share, as of January 27, 2016 was 47,137,557.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the 2016 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

* Based on the last trade price of the registrant’s common stock reported on The NASDAQ Global Select Market on June 30, 2015, the last business day of the registrant’s second quarter of the 2015 fiscal year.

FORWARD-LOOKING STATEMENTS

Certain of the information contained in this Annual Report on Form 10-K, including, without limitation, statements made under this Part I, Item 1, “Business,” Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Part II Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” which are not historical facts, may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), and is subject to risks and uncertainties and actual results or events may differ materially. When used herein, the words “anticipate,” “believe,” “consider,” “continue,” “develop,” “estimate,” “expect,” “goal,” “intend,” “look,” “may,” “plan,” “potential,” “project,” “seek,” “should,” “target,” “will,” variations of such words, and similar expressions as they relate to the Company or its management are intended to identify such statements as “forward-looking statements.” Such statements reflect the current views of the Company and its management with respect to future events and are subject to certain risks, uncertainties, and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company’s actual results, performance, or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Important factors that could cause the Company’s actual results to differ materially from those included in the forward-looking statements made herein include, without limitation, those factors discussed in Item 1, “Business,” in Item 1A, “Risk Factors,” and elsewhere in this Annual Report on Form 10-K and in the Company’s other filings with the Securities and Exchange Commission (“SEC”), including the Company’s most recent Quarterly Report on Form 10-Q and Current Reports on Form 8-K, and any amendments thereto. The Company assumes no obligation to revise or update these forward-looking statements to reflect actual results, events, or changes in factors or assumptions affecting such forward-looking statements.

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

We are a world leader in customer-centric digital printing innovation focused on the transformation of the printing, packaging, ceramic tile decoration, and textile industries from the use of traditional analog based printing to digital on-demand printing.

Our products include industrial super-wide and wide format, label and packaging, textile, and ceramic tile decoration digital inkjet printers that utilize our digital ink, industrial digital inkjet printer parts, and professional services; print production workflow, web-to-print, cross-media marketing, and business process automation solutions; and color digital front ends (“DFEs”) creating an on-demand digital printing ecosystem. Our ink includes digital ultra-violet (“UV”), light emitting diode (“LED”), ceramic, and thermoforming ink, as well as a variety of textile ink including dye sublimation, pigmented, reactive dye, acid dye, and water-based dispersed printing ink. Our award-winning business process automation solutions are integrated from creation to print and are vertically integrated with our industrial digital inkjet printers and products produced by the leading printer manufacturers that are driven by our Fiery DFEs.

Our product portfolio includes industrial super-wide, wide format, digital inkjet products (“Industrial Inkjet”) including VUTEk and Matan super-wide and wide format, Reggiani textile, Jetrion label and packaging, and Cretaprint digital ceramic tile decoration industrial digital inkjet printers; print production workflow, web-to-print, cross-media marketing, and business process automation software (“Productivity Software”), which provides corporate printing, label and packaging, publishing, and mailing and fulfillment solutions for the printing and packaging industry; and Fiery DFEs (“Fiery”). Our integrated solutions and award-winning technologies are designed to automate print and business processes, streamline workflow, provide profitable value-added services, and produce accurate digital output.

Products and Services

Industrial Inkjet

Our Industrial Inkjet products address the high-growth industrial digital inkjet markets where significant conversion of production from analog to digital inkjet printing is occurring. Industrial Inkjet consists of our VUTEk and Matan super-wide and wide format, Reggiani textile, Jetrion label and packaging, and Cretaprint ceramic tile decoration industrial digital inkjet printers; UV, LED, ceramic, and thermoforming ink, as well as a variety of textile ink including dye sublimation, pigmented, reactive dye, acid dye, and water-based dispersed printing ink; digital inkjet printer parts; and professional services. Printing surfaces include paper, vinyl, corrugated, textile, glass, plastic, aluminum composite, ceramic tile, and many other flexible and rigid substrates.

Customer Base. Our industry-leading VUTEk and Matan super-wide format UV, LED, and thermoforming industrial digital inkjet printers and ink are used by commercial photo labs, large sign shops, graphic screen printers, specialty commercial printers, and digital and billboard graphics providers serving the out-of-home advertising and industrial specialty print segments by printing banners, signage, building wraps, flags, point of purchase and exhibition signage, backlit displays, fleet graphics, photo-quality graphics, art exhibits, customized architectural elements, billboards, thermoplastic decoration, and other large graphic displays. We sell EFI hybrid and roll-to-roll flatbed UV wide format graphics printers and ink to the entry-level and mid-range industrial digital inkjet printer market. We sell Reggiani textile digital inkjet printers and textile ink to the textile soft signage market and contract printers serving major textile brand owners and fashion designers, as well as the global printed textile industry. We sell Jetrion label and packaging digital inkjet printing systems, custom high-performance integration solutions, and specialty ink to the converting, packaging, and direct mail industries. We sell Cretaprint ceramic tile decoration digital inkjet printers and ceramic digital ink to the ceramic tile manufacturing and construction industries.

Our VUTEk and Matan super-wide, wide format, and Jetrion label and packaging industrial digital inkjet printers incorporate “cool cure” LED printing technology. LED technology is a green technology that reduces customer costs by reducing their consumables waste and energy consumption. LED technology uses less heat than the traditional curing process resulting in increased uptime and greater reliability. Energy assessments conducted by the Fogra Graphic Technology Research Association have shown that our super-wide format printers with LED curing can reduce energy consumption by up to 82% when compared with devices that use conventional mercury arc lamps.

Super-wide Format. We launched next generation models and new finishing modules for our GS and HS series of high-speed, high-resolution super-wide format industrial digital inkjet printers in 2015, 2014, and 2013.

Our HS series of printers are alternatives to analog presses based on pin & cure printing technology. We introduced the HS125 Pro digital inkjet printer in 2015, which is a 3.2 meter hybrid flatbed/roll-fed printer that prints on rigid and flexible materials up to two inches thick utilizing UltraFX Technology that enhances the visual impact of the printed image and reduces the appearance of unwanted visual artifacts. We launched the HS100 Pro UV inkjet press in 2013, which utilizes an upgraded operating system platform. Pin & cure technology delivers precise ink lay down for better image quality and high production speeds, gloss control, increased color gamut, and wider output capability.

The GS family of super-wide format industrial digital inkjet printers offers the highest quality and productivity in a super-wide format. We launched next generation models and new finishing modules for our GS series of high-speed, high-resolution super-wide format industrial digital inkjet printers in 2015, 2014, and 2013. The LX models incorporate LED technology. We launched the LX3 Pro digital inkjet printer in 2015, which is a 3.2 meter hybrid flatbed/roll-fed printer that prints on rigid and flexible materials up to two inches thick utilizing UltraFX Technology. We added ultra-drop capability to our GS3250LX and GS2000LX hybrid printers in 2014. Ultra-drop technology offers smaller drop sizes and more precise control. The five meter roll-to-roll GS5500LXr Pro LED inkjet printer was launched in 2014. The 3.2 meter GS3250LXr Pro was launched in 2013 and was the first dedicated roll-to-roll printer to use LED technology. The GS2000 Pro-TF and GS3250 Pro-TF industrial digital inkjet printers were launched in 2013 utilizing thermoforming digital UV-curable ink, which enables sign makers and printing companies to print directly onto thermoplastic sheet materials.

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

Matan super-wide format industrial digital inkjet roll-to-roll printers include advanced material handling features such as in-line cutting and slitting. The Quantum super-wide format LED UV-curing industrial digital inkjet printer provides resolution up to 1,200 dpi. The Q Series of super-wide format industrial digital inkjet printers are well suited for high volume requirements and feature print speeds up to 3,800 square feet per hour. The Flex series of super-wide format industrial digital inkjet printers serve the fleet graphics market with flexible UV ink and protective coating for high-definition, closely-viewed truck side curtains, car wraps, and floor graphics.

Wide Format. Our EFI hybrid flatbed/roll-to-roll and dedicated roll-to-roll entry level, overflow, and specialty production UV wide format digital inkjet printers are developed, manufactured, and marketed to the entry-level and mid-range industrial digital inkjet printer market. In 2015, we launched our wide format H1625 SD hybrid roll / flatbed printer. The H1625 SD utilizes thermoforming ink, which enables sign makers and printing companies to print directly onto thermoplastic sheet materials, which can then be formed into deep draw, high elongation parts while retaining hue and opacity. In 2014, we launched our wide format H1625 hybrid roll / flatbed printer. The H1625 includes LED technology enabling printing on a broad range of substrates, including media that cannot withstand the high-heat drying or curing methods used in other inkjet platforms.

Textile. Reggiani industrial digital inkjet textile printers address the full scope of advanced textile printing with versatile printers suitable for pigmented, reactive dye, acid dye, and water-based dispersed printing ink. Reggiani is at the forefront of the emergence of digital printing as an alternative to either analog printing or single color (dyed) garments. The adoption of digital textile printing is due to the growth of “fast fashion,” which is a term used by fashion retailers to express the need for designs to move quickly from the catwalk to the retailer to capture current fashion trends. Reggiani provides an overall solution for the entire textile printing process from yarn treatment to fabric printing and finishing for a wide variety of substrates and applications (fashion, home textile, sportswear, signage, flooring, automotive, and outdoor).

Reggiani industrial digital inkjet textile printing systems use water-based inks and advanced streamlined automation that provide a total solution for textile businesses. The TOP digital inkjet textile printer is a fast throughput machine that can be used with reactive, acid, disperse, dye sublimation, and pigmented inks. The Essetex 2m wide washing box is the ideal system for knitted and light fabrics, particularly where print washing is beneficial for delicate textiles and for post-dyeing of printed cloth. The newly launched ReNOIR NEXT printer prints on fabrics and paper using the same ink set with a 1.8m beltless digital printing system and offers simplified material handling, a compact footprint, and a lower acquisition cost, making it an ideal entry-level textile printing production device.

Label and Packaging. Our Jetrion label and packaging digital inkjet printers provide a wide array of label and packaging digital inkjet systems, custom high-performance integration solutions, and specialty digital UV and LED ink to the label and packaging industries. Our Jetrion 4950LX industrial digital inkjet label and packaging printer, which incorporates full LED curing and an image quality greater than 1000 dpi, was launched in 2013 and now offers a white printing option that was launched in 2014. The 4950LX printer features digital printing and inline finishing in one machine.

Ceramic Tile Decoration. Our Cretaprint ceramic tile decoration digital inkjet printers are utilized by the ceramic tile manufacturing and construction industries. The ceramic tile decoration market is transitioning from analog to digital inkjet printing technology. We launched the Cretaprint C4, which is our next generation ceramic tile decoration digital inkjet printer in 2015. Electronics and ink systems have been upgraded to maximize accuracy in a broad range of production conditions. The Cretaprint C4 printer allows the use of different print heads and digital applications on the same machine.

Our digital experience and award winning imaging technology in combination with Cretaprint leading digital ceramic tile decoration products enables us to provide the ceramic tile industry with expanded offerings, workflow software, and worldwide support. This capability was demonstrated in 2013 by the launch of the Fiery proServer, which is the first dedicated color management solution for the ceramic tile decoration market. The Fiery proServer for Cretaprint automates ceramic tile design, prototyping, and color separation while enabling the decoration of ceramic color tiles at different print locations under varying conditions including glazing, ink application, resolution, and kiln temperature.

Ink. VUTEk printers primarily use UV and LED curable ink, although our solvent ink printers remain in use in the field. We were first to market with digital UV ink incorporating “cool cure” LED technology for use in high-end production super-wide, wide format, and label and packaging digital inkjet printing systems. We sell a variety of third party branded textile ink to users of our textile digital inkjet printers, including dye sublimation, pigmented, reactive dye, acid dye, and water-based dispersed printing ink. We launched our ceramic digital ink in 2014.

We accelerated our ink development capability with the purchase of technology from Polymeric Imaging, Inc. (“Polymeric”) in 2014. Polymeric has extensive experience developing inkjet ink that addresses important curing, adhesion, density, and durability issues that are encountered when printing on challenging substrates. We use the technology to enhance capabilities for thermoforming and other high-elongation applications. Our ink provides a recurring revenue stream generated from sales to our existing customer base of installed printers.

Our industrial digital inkjet printers and their related features are as follows:

Printer Type	Models	Capabilities	Application Examples
VUTEk super-wide format	HS, GS, and H/QS Series printers EFI and 3M(R) co-branded ink UltraTex dye sublimation and thermoforming UV ink	Printing widths of 2 to 5 meters; up to two inch thickness; 6, 7, and 8 colors, plus white and greyscale; up to 1000 dpi; flexible and rigid substrates; UV curable, LED “cool cure,” dye sublimation, and thermoforming digital UV inks.	Super-wide format banners, signage, building wraps, flags, point of purchase and exhibition signage, backlit displays, fleet graphics, photo-quality graphics, art exhibits, customized architectural elements, billboards, and thermoplastic decoration.

Matan super-wide format	Quantum, Q series, and Flex series printers Quantum LED curable ink Matan UV curable ink MatanFlex stretchable ink	Speeds up to 353 square meters per hour Printing widths of 3.5 to 5 meters; up to two inch thickness; 4, 7, and 8 colors, plus white and greyscale; up to 1200 dpi; flexible and rigid substrates; UV curable and LED “cool cure” ink.	Fleet graphics, traffic signage, labels, tags, decals, membranes, license plates, and sign printing

EFI wide format	R family roll-to-roll H family hybrid printers EFI H1625 LED 3M™ ink	Speeds up to 87.2 square meters per hour (roll-to-roll) and 42.3 square meters per hour (hybrid), up to 1200 dpi, 4 colors plus white and greyscale, up to 2 inch thickness, flexible and rigid substrates, UV curable, and LED “cool cure” ink.	Wide format indoor and outdoor graphics with photographic image quality. Entry-level and mid-range markets. Overflow and specialty markets.

Reggiani textile	Reggiani textile printers Dye sublimation, pigmented, reactive dye, acid dye, and water-based dispersed printing ink	Speeds up to 320 square meters per hour Substrates from ultra-light to heavy, up to 2400 dpi; dye sublimation, pigmented, reactive dye, acid dye, and water-based dispersed printing ink	Contract printers serving major textile brand owners and fashion designers Textile soft signage market Global printed textile industry

Jetrion label & packaging	4950LX 4900M/4900M-330 4900ML Jetrion inks	Print resolutions greater than 720 dpi; 4 colors plus white, printing width up to 13 inches, UV curable, and LED “cool cure.” The 4900 platform enables digital printing and finishing in a single end-to-end system.	Primary and secondary label applications, Industrial label or flexible packaging markets. Custom high performance integration solutions.

Cretaprint ceramic tile decoration	Cretaprint C4 Cretaprint C3 Cretaplotter Cretaprint ink	Single chassis accomodates up to 8 print bars. 1,000 customizable settings controlling printer widths up to 1.4 meters, speed, direction, and discharge.	Ceramic tile industry Construction industry

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

The Productivity Software operating segment consists of a complete software suite that enables efficient and automated end-to-end business and production workflows for the print and packaging industry. This Productivity Suite also provides tools to enable revenue growth, efficient scheduling, and optimization of processes, equipment, and personnel. Customers are provided the financial and technical flexibility to deploy locally within their business or to be hosted in the cloud. The Productivity Suite addresses all segments of the print industry and consists of the: (i) Packaging Suite, with Radius at its core, for tag & label, cartons, and flexible packaging businesses; (ii) Corrugated Packaging Suite, with CTI at its core, for corrugated packaging businesses; (iii) Enterprise Commercial Print Suite with Monarch at its core, for enterprise print businesses; (iv) Publication Print Suite, with Monarch or Technique at its core, for publication print businesses; (v) Mid-market Print Suite, with Pace at its core, for medium size print businesses; (vi) Quick Print Suite, with PrintSmith at its core, for small printers and in-plant sites; and (vii) Value Add Products, available with the suite and standalone, such as web-to-print, e-commerce, cross media marketing, warehousing, fulfillment, shop floor data collection, and shipping to reduce costs, increase profits, and offer new products and services to their existing and future customers.

Customer Base. We sell the Packaging Suite to the label and packaging industry; the Corrugated Packaging Suite to the corrugated packaging industry; the Commercial Print Suite to large commercial and digital print businesses; the Publication Print Suite to publication and direct mail print businesses; the Mid-market Print Suite to medium size commercial print businesses, display graphics providers, and government printing operations; the Quick Print Suite to small printers and in-plant printing operations; and Digital StoreFront and DirectSmile to customers desiring e-commerce, web-to-print, and cross-media marketing solutions.

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

New Version Releases and Product Offerings. Integration among our software offerings was accelerated in 2015 through the end-to-end automation including certified workflows and synchronized releases across multiple products afforded by our Productivity Suite consisting of the Packaging Suite, Corrugated Packaging Suite, Enterprise Commercial Print Suite, Publication Print Suite, Mid-market Print Suite, Quick Print Suite, and Value Add Products. Integration of our software product offerings provides:

•	Out-of-the-box, end-to-end optimized workflows,

•	Certified integration and automation,

•	Global visibility that makes effective and proactive decision making possible;

•	Solid modular flexible software foundation supporting product and customer profit evolution.

New versions have been released for each of our significant software products and new product offerings have resulted from strategic business acquisitions. New product offerings that have resulted from strategic business acquisitions are described under “Growth and Expansion Strategies” below. New versions of our PrintSmith, PrintFlow, Monarch, Pace, Metrix, Radius, Digital StoreFront, DirectSmile, and Metrics IQuote software were released in 2015, 2014, and 2013.

Our primary software offerings include:

Product Name	Description	User
Business process automation software: Monarch, PSI, Logic, PrintSmith, PrintFlow, Radius, CTI, SmartLinc, Graphisoft, PC Topp, DiMS!, PrintStream, Prism, IQuote, Technique, Shuttleworth, Lector, GamSys, and Alphagraph	Collect, organize, and present business process information to improve productivity and customer service while reducing costs.	Commercial, publishing, digital, in-plant, print for pay, large format, direct mail, and specialty printing, shipping and logistics, and packaging companies.

Cloud-based business process automation software: Pace	Software modules for estimating, scheduling, print production, accounting, e-commerce, and web-to-print.	Commercial, digital, display graphics, in- plant, and print for pay printing companies. Government printing operations.

Imposition solutions for estimating, planning and integration into prepress and postpress solutions: Metrix	Imposition solutions for a broad range of product types and sizes and printing processes.	Customers desiring a solution to bridge the gap between business process automation and prepress that are not served by the Fiery and Fiery XF imposition tools.

Cloud-based order entry and order management systems, along with cross-media marketing: Digital StoreFront, DirectSmile, PrinterSite, and PrintSmith Site	Procurement applications for print buyers, print producers, and marketing professionals to facilitate cloud-based collaboration across the supply chain.	Commercial, publishing, digital, in-plant, print for pay, large format, and specialty printers.

Fiery

Our Fiery brand consists of DFEs that transform digital copiers and printers into high performance networked printing devices for the office, commercial, and industrial printing markets. Once networked, Fiery-powered printers and copiers can be shared across workgroups, departments, the enterprise, and the internet to quickly and economically produce high-quality color products. We have direct relationships with several leading printer manufacturers. We work closely together to design, develop, and integrate Fiery DFE and software technology to maximize the capability of each print engine. The printer manufacturers act as distributors and sell Fiery products to end customers through reseller channels. End customer and reseller channel preference for the Fiery DFE and software solutions drives demand for Fiery products through the printer manufacturers.

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

Fiery DFEs. The Fiery FS200 Pro DFE was released in 2015 incorporating higher speed processing, expanded color offerings, shop automation, and connectivity. The Fiery FS150 Pro DFE was released in 2014, which simultaneously processes a print job on four processor cores allowing print jobs to be processed up to 55% faster. In 2013, Fiery FS100 Pro became the first DFE to achieve certification from both the VIGC (the Flemish Innovation Center for Graphic Communication) and the Job Definition Format (“JDF”) 1.3 Integrated Digital Printing Interoperability Conformance Specification.

Fiery XF is a DFE and color management workflow for super-wide and wide format printing and proofing. Fiery XF 6.0 was released in 2014 featuring real WYSIWYG tiling preview, the new Fiery Dynamic Smoothing function, and the Fogra Process Standard Digital support.

Fiery proServer is a DFE and color management workflow for the super-wide format and ceramic tile decoration digital inkjet printer market. Fiery proServer 7.0 was released in 2015 and processes complex vector data up to seven times faster than its predecessor. Fiery proServer 6.0 was released in 2014 featuring Fiery Accelerated System Technology, which processes Adobe PDF files up to seven times faster than previous versions of proServer. Although designed for our super-wide and wide format, Fiery proServer is compatible with 540 super-wide, wide format, and ceramic printers from numerous major manufacturers.

Software Solutions. Fiery Command WorkStation 5.6 job management interface software was released in 2014 featuring automated job presets, faster job searching capabilities, new user interface, advanced tools for printing multi-bank and bleed-edge tabbed documents, and an integrated analytics tool, Fiery Dashboard.

Fiery Workflow Suite is an integrated set of Fiery products, including Fiery Central, Fiery JobFlow, and Fiery JobMaster, among others, to deliver a fully integrated workflow from job submission and business management to scheduling, preparation, and production.

Fiery Self Serve. is a leading provider of self-service and payment solutions that allows service providers to offer access to business machines including printers, copiers, computers/internet access, fax machines, and photo printing kiosks from mobile phones, iPad®, USB drives, and cloud accounts such as Google DriveTM Dropbox. The M500 is a flexible and scalable system, which addresses demands for printing from any mobile device as well as from popular cloud storage services, and accepts credit cards, campus cards, and cash cards at the device, thereby eliminating the need for coin-operated machines.

In 2014, we announced integration with campus identification card systems and campus card solutions such as CBORD, Odyssey, and Blackboard. We also announced the release of Self-Serve AdminCentral, which is a cloud-based management system for the M500 product.

PrintMe. PrintMe Connect enables direct printing from Apple®, iPad®, iPhone®, iPod touch® iOS 4.2-enabled, and other mobile devices to Fiery-driven printers or multi-function peripherals. PrintMe was the world’s first cloud-based printing platform that enabled mobile workers to upload their documents to the PrintMe cloud and securely print them on any PrintMe-enabled printer.

Our DFE platforms, primary printer manufacturer customers, and end user environments are as follows:

Platform	Printer Manufacturers or Customers	User Environments
Fiery external DFEs	Canon, Fuji Xerox, Heidelberg, Konica Minolta, Kyocera Document Solutions, Landa, Ricoh, Sharp, Toshiba, Xerox	Print for pay, corporate reprographic departments, graphic arts, advertising agencies, and transactional & commercial printers

Fiery embedded DFEs and design-licensed solutions	Canon, Epson, Fuji Xerox, Heidelberg, Intec, Kodak, Konica Minolta, Kyocera Document Solutions, OKI Data, Solutions, Oki Data, Ricoh, Sharp, Toshiba, Xerox	Office, print for pay, and quick turnaround printers

Fiery Central, MicroPress Fiery Workflow Suite	Canon, Konica Minolta, Kyocera Document Solutions, Ricoh, Sharp, Xerox	Corporate reprographic departments, commercial printers, and production workflow solutions

Fiery Self Serve	Canon, FedEx Office, Konica Minolta, Ricoh, Staples	ExpressPay self-service and payment solutions for retail copy and print stores, hotel business centers, college campuses, and convention centers

PrintMe	Canon, Channel Build Solutions, individual hotels, smaller channel resellers	Mobile printing from any mobile device to any network printer

Production Inkjet and Proofing software: ColorProof XF, Pro, Fiery XF, Fiery proServer,	Digital color proofing and inkjet production print solutions offering fast, flexible workflow, power, and expandability	Digital, commercial and hybrid printers, prepress providers, publishers, creative agencies and photographers, ceramic tile, decoration, and super-wide & wide format print providers

Sales, Marketing, and Distribution

We have assembled, internally and through acquisitions, an experienced team of technical support and sales and marketing personnel with backgrounds in color reproduction, digital pre-press, image processing, business process automation systems, networking, and software and hardware engineering, as well as market knowledge of enterprise printing, graphic arts, fulfillment systems, cross-media marketing, imposition solutions, textile printing, ceramic tile decoration, and commercial printing. We expect to continue to expand the scope and sophistication of our products and gain access to new markets and channels of distribution by applying our expertise in these areas.

Industrial Inkjet

Our Industrial Inkjet products are sold primarily through our direct sales force augmented by some select distributors. Any interruption of either of these distribution channels could negatively impact us in the future.

Textile digital printing is an alternative to either analog printing or single color (dyed) garments. Widespread adoption of digital textile printing depends on the willingness and ability of businesses in the printed textile industry to replace their existing analog printing systems and single color (dyed) garments with digital printing systems. The adoption of digital textile printing is dependent to some extent on the growth of “fast fashion,” which is a term used by fashion retailers to express the need for designs to move quickly from the catwalk to the retailer to capture current fashion trends. A key element of our inkjet textile printing growth strategy is to market digital inkjet printing systems to contract printers that serve major textile brand owners and fashion designers.

The ceramic tile industry is undergoing a shift from southern Europe (e.g., Spain and Italy) to the emerging markets of China, India, Brazil, and Indonesia. As a result, we operate a Cretaprint sales and support center in Foshan, Guangdong, China, in addition to our facilities in Spain. Foshan is home to the largest concentration of ceramic tile manufacturers in China.

We promote our Industrial Inkjet products through public relations, direct mail, advertising, promotional material, trade shows, and ongoing customer communication programs. The majority of sales leads for our inkjet printer sales are generated from trade shows. There were approximately 1,200 attendees from 25 countries at our 2015 EFI Connect trade show, which generates leads for the Industrial Inkjet and Productivity Software operating segments and generates end user demand for the Fiery segment.

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

Our relationships with the leading printer and copier industry companies are one of our most important assets. We have established relationships with leading printer and copier industry companies, including Canon, Seiko Epson, Fuji Xerox, Kodak, Konica Minolta, Kyocera Document Solutions, Landa, OKI Data, Ricoh, Sharp, Toshiba, and Xerox. These relationships are based on business relationships that have been established over time. Our agreements generally do not require them to make any future purchases from us. They are generally free to purchase and offer products from our competitors, or build their own products for sale to the end customer, or cease purchasing our products at any time, for any reason, or no reason.

Fiery Self Serve is our self-service and payment solution that is sold to FedEx Office, Konica Minolta, Staples, Ricoh, and Canon. Fiery Self Serve is also marketed to college campuses and libraries.

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

Product Innovation. We achieve product innovation through internal research and development efforts, as well as by acquiring businesses with technology that is synergistic with our product lines and may be attractive to our customers. We expect to expand and improve our offerings of new generations of Industrial Inkjet products, including super-wide and wide format, textile, label and packaging, and ceramic tile decoration industrial digital inkjet printers. We expect to expand and improve our Productivity Software offerings, including new product lines related to digital printing, graphic arts, fulfillment systems, cross-media marketing, image personalization, workflow, packaging, and print management.

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

The development of our Productivity Suite also provides tools to facilitate customer revenue growth, efficient scheduling, and optimization of processes, equipment, and personnel. Customers are provided the financial and technical flexibility to deploy locally within their business or to be hosted in the cloud.

Increasing Market Coverage. We are increasing our market coverage through penetration of our sales and distribution networks, expansion into the French and German-speaking regions of Europe and Africa, expansion into emerging markets in China, India, and Latin America, and expansion into emerging markets in Asia Pacific (“APAC”).

Expanding the Addressable Market. We are expanding our addressable market by extending into new markets within each of our operating segments such as textile digital inkjet printing, ceramic tile decoration, thermoplastic pre-decoration, image personalization, imposition solutions, various cloud-based software solutions, self-service and payment solutions, and mobile printing. Further growth in the addressable markets for Industrial Inkjet, Productivity Software, and Fiery has been driven by our development of an integrated VUTEk / Fiery / Productivity Software production workflow.

Establish Enterprise Coherence and Leverage Industry Standardization. Our goal is to offer best of breed solutions that are interoperable and conform to open standards, which will allow customers to configure the most efficient solution for their business by establishing enterprise coherence and leveraging industry standardization.

We establish coherence across our product lines by designing products and platforms that provide a consistent “look and feel” to the end user. Cross-product coherence creates higher productivity levels as a result of shortened learning curves. The integrated coherence that end users can achieve using our products for all of their digital printing and imaging needs leads to a lower total cost of ownership. Open architecture utilizing industry-established standards to provide interoperability across a range of digital printing devices and software applications ultimately provides end users with more choice and flexibility in their selection of products. For example, integration between our cloud-based Digital StoreFront application, our Pace business process automation application, and our Fiery XF Production Color RIP including integration to our Fiery or VUTEk product lines, is achieved by leveraging the industry standard JDF. Our Productivity Suite has taken this integration further through end-to-end automation including certified workflows and synchronized releases across multiple products consisting of our Packaging Suite, Corrugated Packaging Suite, Enterprise Commercial Print Suite, Publication Print Suite, Mid-market Print Suite, Quick Print Suite, and Value Add Products.

In 2013, FS100 Pro became the first, and currently only, DFE to achieve certification from both the VIGC and the JDF 1.3 Integrated Digital Printing Interoperability Conformance Specification. Our DFE was the first in the industry to achieve JDF certification for digital printing. We have received more than ten JDF certifications from Printing Industries of America.

Recent Business Acquisitions. We achieve product innovation through internal research and development efforts, as well as by acquiring businesses with technology that is synergistic with our product lines and may be attractive to our customers. We also acquire businesses to expand our market coverage and customer base. The impact of our business acquisitions on product innovation, market coverage, and addressable market during 2015, 2014, and 2013 is summarized as follows:

Year	Acquired Business	Acquired Product Line or Customer Base
2015	Reggiani Macchine SpA (“Reggiani”)	Textile digital inkjet printers

	Matan Digital Printers (“Matan”)	Super-wide format digital inkjet printers

	Corrugated Technologies, Inc. (“CTI”)	Corrugated packaging software

	Shuttleworth Business Systems Limited and CDM Solutions Limited (collectively, “Shuttleworth”)	European customer base

2014	SmartLinc, Inc. (“SmartLinc”)	Shipping and logistics automation software

	Rhapso S.A. (“Rhapso”)	French customer base and corrugated packaging software

	DirectSmile GmbH (“DirectSmile”)	Image personalization, cross media marketing, variable data printing

	DiMS! organizing print BV (“DIMS”)	Multilingual, and multi-national print and packaging companies with a large European installed base

2013	PrintLeader Software (“PrintLeader”)	Small commercial and in-plant printing operations

	GamSys Software SPRL (“GamSys”)	French speaking regions of Europe and Africa

	Outback Software Pty. Ltd. doing business as Metrix Software (“Metrix”)	Imposition solutions for customers not served by the Fiery and Fiery XF imposition tools.

	Lector Computersysteme GmbH (“Lector”)	German speaking regions of Europe

We will continue to be acquisitive in the future in an opportunistic way supporting our product innovation, market coverage, and total addressable market expansion strategy.

Significant Relationships

We have established and continue to build and expand relationships with the leading printer manufacturers and distributors of digital printing technology to benefit from their products, distribution channels, and marketing resources. Our customers include domestic and international manufacturers, distributors, and sellers of digital copiers. We work closely with the leading printer manufacturers to develop solutions that incorporate leading technology and work optimally in conjunction with their products. The top revenue-generating printer manufacturers, in alphabetical order, that we sold products to in 2015 were Canon, Seiko Epson, Fuji Xerox, Konica Minolta, Kyocera Document Solutions, Landa, OKI Data, Ricoh, Sharp, Toshiba, and Xerox. Sales to Xerox accounted for 12% of our 2015 revenue. Because sales of our printer and copier-related products constitute a significant portion of our Fiery revenue and there are a limited number of printer manufacturers producing copiers and printers in sufficient volume to be attractive customers for us, we expect to continue to depend on a relatively small number of printer manufacturers for a significant portion of our revenue in future periods. Although end customer and reseller channel preference for Fiery products drives demand, most Fiery revenue relies on the leading printer manufacturer / distributors to design, develop, and integrate Fiery technology into their print engines. Accordingly, if we experience reduced sales or lose an important printer manufacturing customer, we will have difficulty replacing the revenue with sales to new or existing customers.

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

We have a continuing relationship pursuant to a license agreement with Adobe Systems, Inc. (“Adobe”). We license PostScript ® software from Adobe for use in many of our Fiery solutions under the OEM Distribution and License Agreement entered into in September 2005, as amended from time to time. Under our agreement with Adobe, we have a non-exclusive, non-transferable license to use the Adobe deliverables (including any software, development tools, utilities, software development kits, fonts, drivers, documentation, or related materials). The scope of additional licensing terms varies depending on the type of Adobe deliverable. Our current agreement with Adobe was renewed on April 1, 2013 through March 31, 2018. The agreement can be terminated by either party upon 120 days prior written notice. All royalties due to Adobe under the agreement are payable within 45 days after the end of each calendar quarter.

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

Human Resources

As of December 31, 2015, we employed 3,136 full time employees. Approximately 892 were in sales and marketing (including 360 in customer service), 392 were in general and administrative, 656 were in manufacturing, and 1,196 were in research and development. Of the total number of employees, 1,562 employees were located in the Americas (primarily the U.S. and Brazil) and 1,574 were located outside of the Americas.

Research and Development

Research and development expense was $141.4, $134.7, and $128.1 million for the years ended December 31, 2015, 2014, and 2013, respectively. As of December 31, 2015, 1,196 of our 3,136 full-time employees were involved in research and development. We believe that development of new products and enhancement of existing products are essential to our continued success. We intend to continue to devote substantial resources to research and new product development. We expect to make significant expenditures to support research and development in the foreseeable future.

We expect to continue to develop new platforms and ink formulations for Industrial Inkjet print technologies and ceramic tile decoration as the industry accelerates its transition from analog to digital technology, from solvent-based printing to UV curable ink printing, and adopts digital textile printing due to the growth of “fast fashion.” We are developing new software applications designed to maximize workflow efficiencies and meet the needs of graphic arts and commercial print professions, including business process automation, web-to-print, e-commerce, cross-media marketing, imposition, and proofing solutions. We are developing products to support additional printing devices including high-end color copiers and multi-functional devices. We have research and development sites in 15 U.S. locations, as well as in India, Europe, Israel, the United Kingdom (“U.K.”), Brazil, Canada, New Zealand, China, Australia, and Japan. Substantial additional expense is required to complete and bring to market products that are currently under development.

Manufacturing

We utilize subcontractors to manufacture our Fiery products and, to a lesser extent, our super-wide and wide format industrial digital inkjet printers. These subcontractors work closely with us to promote low cost and high quality while manufacturing our products. Subcontractors purchase components needed for our products from third parties. We are dependent on the ability of our subcontractors to produce the products we sell. Although we supervise our subcontractors, there can be no assurance that such subcontractors will perform efficiently or effectively. We have outsourced our Fiery production with Avnet, Inc. (“Avnet”), label and packaging digital inkjet printer production to Roberts Tool Company (“Roberts”), and formulation of textile ink to third party branded suppliers.

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

Our VUTEk super-wide format industrial digital inkjet printers are primarily manufactured in a single location in our Meredith, New Hampshire facility. We have encountered difficulties in hiring and retaining adequate skilled labor and management because Meredith is not located in a major metropolitan area. Our Matan super-wide format industrial digital inkjet printers are primarily manufactured in a single location in our Rosh Ha’Ayin, Israel facility. Our Reggiani textile industrial digital inkjet printers are primarily manufactured in a single location in our Bergamo, Italy facility. Our Cretaprint ceramic tile decoration digital inkjet printers are manufactured in a single location in our Castellon, Spain facility. Our ceramic digital ink that is used in our ceramic tile decoration digital inkjet printers is formulated in a single location in our Ypsilanti, Michigan facility. Most components used to manufacture our printers and ink are available from multiple suppliers, except for inkjet print heads, branded textile ink, and certain key ingredients (primarily pigments and photoinitiators) for our digital UV ink. Although typically in low volumes, many key components are sourced from single vendors. If we were unable to obtain the print heads currently used, we would be required to redesign our printers to use different print heads. If we were unable to obtain the branded textile ink or the pigments required for our digital UV ink, we would have to qualify other sources, if possible, or reformulate and test the new ink formulations. In our Industrial Inkjet facilities, we use hazardous materials to formulate digital UV and ceramic digital ink, as well as store internally formulated and third party ink. The storage, use, and disposal of those materials must meet the requirements of various environmental regulations.

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

Significant components necessary for manufacturing our products are obtained from a sole supplier or a limited group of suppliers. We depend largely on the following sole and limited source suppliers for our components and manufacturing services:

Supplier	Components
Intel	Central processing units (“CPUs”); chip sets
Toshiba	Application-specific integrated circuits (“ASIC”) & inkjet print heads
Open Silicon	ASICs
Altera	ASICs & programmable devices
Tundra	Chip sets
Avnet	Contract manufacturing (Fiery)
Controls for Automation Third party branded	Inkjet RFID (radio frequency identification) Textile ink
(DuPont, Huntsman, Sensient)
Ink pigment suppliers	UV ink pigments and photoinitiators
Columbia Tech	Inkjet sub-assemblies
Schneider Electric	Inkjet electrical sub-assemblies
Roberts	Contract manufacturing (digital inkjet printers)
SEI, S.p.A	Laser finishing and winders
Phoseon	LED lamps
Shenzen Runtianzhi Tech	Inkjet sub-assemblies
Seiko	Inkjet print heads
Toshiba Tek	Inkjet print heads
Xaar	Inkjet print heads
Ricoh	Inkjet print heads
Kyocera Mita	Inkjet print heads
Progress Software	Monarch and Radius operating system
Printable and XMPie	Digital StoreFront modular offerings

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

Our Reggiani industrial digital inkjet textile printers compete with Dover, Durst, Mimaki, Roland, Epson, Konica Minolta, Robustelli, Atexco, Shenzhen Homer Textile, and Digital Graphics. Competitive digital inkjet textile printers are manufactured in Italy, Japan, China, and smaller emerging markets such as Indonesia. Key competitors driving digitalization of the textile printer market include MS Printing Solutions, Kornit, and Brother Industries. Reggiani also competes with other digital inkjet textile printing technologies including pre-washing and post-washing printing techniques.

Our Cretaprint ceramic tile decoration digital inkjet printer competes with ceramic tile decoration printers manufactured in Spain (KERAjet), Austria (Durst), Italy (Technoferrari, Projecta, Intesa, and System), China (Flora, Hope, Meijia, and Teckwin), and smaller emerging competition in other markets such as Indonesia. The ceramic tile industry is experiencing an ongoing relocation from southern Europe to the emerging markets of China, India, Brazil, and Indonesia. Competition in the Chinese market consists of small Chinese ceramic tile decoration digital inkjet printers and European manufacturers that are reducing prices to gain market share. In addition to our facility in Spain, we operate a Cretaprint sales and support center in Foshan, Guangdong, China, which is home to the largest concentration of ceramic tile manufacturers in China.

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

Item 1A: Risk Factors

The market for our super-wide and wide format industrial digital inkjet printers is very competitive.

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

Reggiani industrial digital inkjet textile printers address the full scope of advanced textile printing with versatile printers suitable for water-based dispersed, acid, pigment, and reactive dye printing inks. Our Reggiani textile printers compete with Dover, Durst, Mimaki, Roland, Epson, Konica Minolta, Robustelli, Atexco, Shenzhen Homer Textile, and Digital Graphics. Competitive textile digital inkjet printers are manufactured in Italy, Japan, China, and smaller emerging markets such as Indonesia. Reggiani also competes with other digital inkjet textile printing technologies including pre-washing and post-washing printing techniques.

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

Our Cretaprint ceramic tile decoration digital inkjet printer competes with ceramic tile decoration printers manufactured in Spain, Austria, Italy, Brazil, China, and smaller emerging competitors in other markets such as Indonesia. The ceramic tile industry is experiencing an ongoing relocation from southern Europe to the emerging markets of China, India, Brazil, and Indonesia. Competition in the Chinese market consists of small Chinese ceramic tile decoration digital inkjet printers and European manufacturers that are reducing prices to gain market share. In addition to our facility in Spain, we operate a Cretaprint sales and support center in Foshan, Guangdong, China, which is home to the largest concentration of ceramic tile manufacturers in China.

Most ceramic tile decoration digital inkjet printer manufacturers have a background in analog equipment for ceramic tile plants and tile manufacturing facilities, while Durst and Flora entered the ceramic tile decoration market from the digital graphic arts business. Our ceramic tile decoration imaging competitors are a mix of large, medium, and small ceramic tile decoration printer manufacturers, which are primarily privately-owned. Nevertheless, our competitors could develop new products, with existing or new technology, that could be more competitive in our market than our ceramic tile decoration digital inkjet printers.

We face strong competition for printing supplies such as ink.

We compete with independent manufacturers in the ink market consisting of smaller vendors, as well as larger vendors such as DuPont Digital Imaging.

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

Our solvent-based ceramic digital ink is sold to users of our ceramic tile decoration digital inkjet printers. We formulate our solvent-based ceramic digital ink in our facility in Ypsilanti, Michigan. Although we are focused on developing this recurring revenue stream, we cannot guarantee that we will become the primary supplier of ceramic digital ink to the users of our printers.

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

A key element of our digital inkjet textile printing growth strategy is to market digital inkjet printing systems to contract printers that serve major textile brand owners and fashion designers. If leading textile brand owners and fashion designers are not convinced of the benefits of digital inkjet textile printing or if there is a significant reduction in the popularity of printed textiles, especially those that are customized or personalized, among the consumers to whom such brand owners and fashion designers cater, or if these businesses decide that digital inkjet printing processes are less reliable, less cost-effective, lower quality, or otherwise less suitable for their commercial needs than analog printing processes and single color (dyed) garments, then the market for digital textile printing may not develop as we anticipate and we may not be able to realize the benefits from our acquisition and grow our inkjet textile printing business.

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

Although end customer and reseller channel preference for Fiery DFE and software solutions drives demand, most Fiery revenue relies on printer manufacturers to design, develop, and integrate Fiery technology into their print engines. We have established direct relationships with several leading printer manufacturers and work closely with them to design, develop, and integrate Fiery DFE and software technology to maximize the capability of their print engines. These manufacturers act as distributors and sell Fiery products to end customers through reseller channels. A significant portion of our revenue is, and has been, generated by sales of our Fiery DFE and software solutions to a relatively small number of leading printer manufacturers. For example, Xerox provided 12% of our revenue for the year ended December 31, 2015. Because sales of our Fiery products constitute a significant portion of our revenue and there are a limited number of printer manufacturers producing printers in sufficient volume to be attractive customers for us, we expect that we will continue to depend on a relatively small number of printer manufacturers for a significant portion of our Fiery revenue in future periods. Accordingly, if we lose or experience reduced sales to one of these printer manufacturer customers, we will have difficulty replacing that revenue with sales to new or existing customers.

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

We continue to explore opportunities to develop or acquire additional product lines in new markets, such as print management business process automation software, document scanning solutions, textile digital ink, and industrial inkjet printers. We expect to continue to invest funds to develop new distribution and marketing channels for these and additional new products and services, which will increase our operating expenses.

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

Economic uncertainty is particularly acute in Europe and especially the “southern European” countries (i.e., Spain, Portugal, Italy, and Greece) and in Ireland. We have no European sovereign debt investments. Our European corporate debt investments consist of non-sovereign corporate debt securities of $41.7 million, which represents 21% of our corporate debt instruments (12% of our short-term investments) at December 31, 2015. European corporate debt investments of $35.0 million are with corporations domiciled in the northern and central European countries of Sweden, Netherlands, Luxembourg, Norway, France, and the U.K. Short-term investments of $6.7 million are with corporations domiciled in the higher risk “southern European” countries (i.e., Greece, Spain, Portugal, and Italy) or in Ireland. We believe that we do not have significant exposure with respect to our corporate debt investments in Europe, although we do have some exposure due to the interdependencies among the European Union countries.

Since Europe is composed of varied countries and regional economies, our European risk profile is somewhat more diversified due to the varying economic conditions among the countries. Approximately 31% of our receivables are with European customers as of December 31, 2015. Of this amount, 30% of our European receivables (9% of consolidated net receivables) are in the higher risk southern European countries (mostly Spain, Portugal, and Italy), which are adequately reserved. The ongoing relocation of the ceramic tile industry from southern Europe to the emerging markets of China, India, Brazil, and Indonesia will reduce our exposure to credit risk in southern Europe.

Our business, results of operations and financial condition may be negatively impacted by conditions abroad, including local economies, political environments, fluctuating foreign currencies and shifting regulatory schemes.

A significant amount of our revenue is generated from operations outside the U.S. Approximately $408.9 (46%), $352.0 (45%), and $315.6 (43%) million of revenue for the years ended December 31, 2015, 2014, and 2013, respectively, shipped to locations outside the Americas, primarily to Europe, Middle East, and Africa (“EMEA”) and APAC. We expect that sales outside of the U.S. will continue to represent a significant portion of our total revenue. We maintain significant operations and acquire or manufacture many of our products and/or their components outside the U.S. Our future revenue, costs, and results of operations could be significantly affected by changes in each country’s economic conditions, foreign currency exchange rates relative to the U.S. dollar, political conditions, trade protection measures, licensing requirements, local tax issues, capitalization, and other related legal matters. If our future revenue, costs, and results of operations are significantly affected by economic conditions abroad, our results of operations and financial condition could be negatively impacted. Specifically, the slowdown in China and other developing economies have negatively impacted, and may continue to negatively impact, our results of operations.

We face risks from currency fluctuations.

Given the significance of non-U.S. sales to our total revenue, we face a continuing risk from the fluctuation of the U.S. dollar versus foreign currencies. Although the majority of our receivables are invoiced and collected in U.S. dollars, we have exposure from non-U.S. dollar-denominated sales (consisting of the Euro, British pound sterling, Brazilian real, Chinese renminbi, Israeli shekel, Australian dollar, and New Zealand dollar). We have a substantial number of international employees, resulting in material operating expenses denominated in foreign currencies. We have exposure from non-U.S. dollar-denominated operating expenses in foreign countries (primarily the Euro, British pound sterling, Chinese renminbi, Israeli shekel, Japanese yen, Indian rupee, Brazilian real, and Australian dollar).

We can benefit from or be adversely affected by either a weaker or stronger U.S. dollar relative to major currencies worldwide with respect to our consolidated financial statements. Accordingly, we can benefit from a stronger U.S. dollar due to the corresponding reduction in our foreign operating expenses translated in U.S. dollars and at the same time we can be adversely affected by a stronger U.S. dollar due to the corresponding reduction in foreign revenue translated in U.S. dollars. We hedge our operating expense exposure in Indian rupees. The notional amount of our Indian rupee cash flow hedge was $3.2 million at December 31, 2015.

Forward contracts not designated as hedging instruments consist of hedges of Brazilian real, British pound sterling, Israeli shekel, Chinese renminbi, Japanese yen, Australian dollar, and Euro-denominated intercompany balances with notional amounts of $63.7 million; Brazilian real, British pound sterling, Australian dollar, Canadian dollar, and Euro-denominated trade receivables with notional amounts of $49.1 million; and Indian rupee net monetary assets with a notional amount of $2.6 million at December 31, 2015.These forward contracts are not designated for hedge accounting treatment since there is a natural offset for the remeasurement of the underlying foreign currency denominated asset or liability.

As of December 31, 2015, we had not entered into hedges against any other currency exposures, but we may consider hedging against movements in other currencies in the future. Our efforts to reduce risk from our international operations and from fluctuations in foreign currencies or interest rates may not be successful, which could harm our financial condition and operating results.

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

•	security concerns, such as armed conflict and civil or military unrest, crime, political instability, and terrorist activity;

•	customer credit risk, especially in emerging or economically challenged regions, with accompanying challenges to enforce our legal rights should collection issues arise.

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

Our VUTEk super-wide format industrial digital inkjet printers are primarily manufactured in a single location in our Meredith, New Hampshire facility. Our Matan super-wide format industrial digital inkjet printers are primarily manufactured in a single location in our Rosh Ha’Ayin, Israel facility. Our Reggiani industrial digital inkjet textile printers are primarily manufactured in a single location in our Bergamo, Italy facility. Our Cretaprint ceramic tile decoration digital inkjet printers are manufactured in a single location in our Castellon, Spain facility. Our ceramic digital ink that is used in our ceramic tile decoration digital inkjet printers is formulated in a single location in our Ypsilanti, Michigan facility. Any significant interruption in the manufacturing process at any of these facilities could affect the supply of our product, our ability to meet customer demand, and our ability to maintain market share.

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

Certain components necessary for the manufacture of our products are obtained from a sole supplier or a limited group of suppliers. These include CPUs, chip sets, ASICs, and other related semiconductor components; inkjet print heads for our super-wide and wide format, textile, label and packaging, and ceramic tile decoration industrial digital inkjet printers; branded textile ink; and certain key ingredients (primarily pigments and photoinitiators) for our digital UV ink. We generally do not maintain long-term agreements with our component suppliers and conduct business with such suppliers solely on a purchase order basis. If we are unable to continue to procure these sole or limited sourced components from our current suppliers in the required quantities, we will have to qualify other sources, if possible, or redesign our products. If we were unable to obtain the branded textile ink or the pigments required for our digital UV ink, we would have to qualify other sources, if possible, or reformulate and test the new ink formulations. These suppliers may be concentrated within similar industries or geographic locations, which could potentially exacerbate these risks. We cannot provide assurance that other sources of these components exist or will be willing to supply us on reasonable terms or at all, or that we will be able to design around these components. Any unavailability, delays, or shortages of these components or any inability of our suppliers to meet our requirements, could harm our business.

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

We have outsourced our Fiery production with Avnet, label and packaging digital inkjet printer production with Roberts, and formulation of certain textile ink with third party branded suppliers. Certain Industrial Inkjet sub-assemblies are manufactured by subcontractors. Should our subcontractors experience any inability, or unwillingness, to manufacture or deliver our products, then our business, financial condition, and operations could be harmed. Since we generally do not maintain long-term agreements with our subcontractors, any of our subcontractors could enter into agreements with our competitors that might restrict or prohibit them from manufacturing our products or could otherwise lead to an inability to fill our orders in a timely manner. In such event, we may not be able to find suitable replacement subcontractors, in which case our financial condition and operations would likely be harmed.

We may face increased risk of inventory obsolescence, excess, or shortages related to our Industrial Inkjet printers and ink.

We procure raw materials and internally manufacture our super-wide and wide format, textile, and ceramic tile decoration industrial digital inkjet printers and formulate digital UV and ceramic digital ink based on our sales forecasts. If we do not accurately forecast demand for our products, we may produce or purchase excess inventory, which may result in our inventory becoming obsolete. We might not produce the correct mix of products to match actual demand if our sales forecast is not accurate, resulting in lost sales. If we have excess printers, ink, or other products, we may need to lower prices to stimulate demand.

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

We depend on skilled employees, such as software and hardware engineers, quality assurance engineers, chemists, chemical engineers, and other technical professionals with specialized skills. We are headquartered in the Silicon Valley and have research and development facilities in 15 U.S. locations. We have research and development facilities in India, Europe, Israel, the U.K., Brazil, Canada, New Zealand, Australia, and Japan. Competition has historically been intense among companies hiring engineering and technical professionals. In times of professional labor imbalances, it has in the past and is likely in the future, to be difficult to locate and hire qualified engineers and technical professionals and to retain these employees. There are many technology companies located near our corporate offices in the Silicon Valley and our operations in India that may attempt to hire our employees.

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

•

equity securities issued in connection with acquisitions (e.g., Reggiani and CTI) will be dilutive to our existing stockholders unless mitigating actions are taken such as treasury stock purchases; alternatively, acquisitions made entirely or partially for cash will reduce cash reserves.

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

Given the uncertainty of the economic environment and its potential impact on our business, there can be no assurance that our estimates and assumptions regarding the duration of any economic downturn, or the period or strength of any subsequent recovery, made for purposes of our goodwill impairment testing at December 31, 2015 will prove to be accurate predictions of the future. If our assumptions regarding forecasted revenue or gross profit rates are not achieved, we may be required to record additional goodwill impairment charges in future periods relating to any of our reporting units, whether in connection with the next annual impairment testing in the fourth quarter of 2016 or prior to that, if an interim triggering event were to occur. It is not possible to determine if any such future impairment charge would result or, if it does, whether such charge would be material. No foreshadowing events have occurred as of December 31, 2015.

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

We use flammable materials in the digital UV and ceramic digital ink formulation process; therefore, we may be subject to risk of loss resulting from fire. The risk of fire associated with these materials cannot be completely eliminated. We own certain facilities that manufacture or warehouse our ink, which increases our exposure to such risk. We maintain insurance policies to cover losses caused by fire, including business interruption insurance. If one or more of these facilities is damaged or otherwise ceases operations as a result of fire, it would reduce our digital UV and ceramic digital ink manufacturing capacity, which may reduce revenue and adversely affect our business.

The location and concentration of our facilities subjects us to risk of earthquakes, floods, or other natural disasters.

Our corporate headquarters, including a significant portion of our research and development facilities, are located in the San Francisco Bay Area, which is known for seismic activity. This area has also experienced flooding in the past. Many of the components necessary for our products are purchased from suppliers based in areas that are subject to risk from natural disasters including the San Francisco Bay Area, China, and Japan.

A significant natural disaster, such as an earthquake, flood, tsunami, hurricane, typhoon, or other business interruptions due, for example, to power shortages and other interruptions could harm our business, financial condition, and operating results.

We may be subject to environmental-related liabilities due to our use of hazardous materials and solvents.

Our business operations involve the use of certain hazardous materials at seven locations. We formulate UV and ceramic ink at three locations and store UV, ceramic, solvent, and thermoforming ink, as well as a variety of textile ink including dye sublimation, pigmented, reactive dye, acid dye, and water-based dispersed printing ink at seven locations. We launched internal formulation and marketing of ceramic solvent-based ink during 2014 at our facility in Ypsilanti, Michigan. The solvents used in ceramic digital ink formulation have low volatility by design. As a result, ceramic digital ink poses less environmental risk compared with true solvent ink. Our textile ink is supplied by a limited group of third party branded suppliers.

The hazardous materials and solvents that we use are subject to various governmental regulations relating to their transfer, handling, packaging, use, and disposal. We store ink at warehouses worldwide, including Europe, China, Israel, the U.K., and the U.S., and shipping companies distribute ink at our direction. We face potential liability for problems such as large spills or fires that may arise at ink manufacturing locations. While we customarily obtain insurance coverage typical for this kind of risk, such insurance may not be sufficient. If we fail to comply with these laws or an accident involving our ink waste or chemicals occurs, or if our insurance coverage is not sufficient, then our business and financial results could be harmed.

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

Our standard warranties contain limits on damages and exclusions, including but not limited to alteration, modification, misuse, mishandling, and storage or operation in improper environments. While we recorded an accrual of $9.6 million at December 31, 2015, for estimated warranty costs that are estimable and probable, based on historical experience, we may incur additional costs of revenue and operating expenses if our warranty provision does not reflect adequately the cost to resolve or repair defects in our products or if our liability limitations are declared enforceable, which could harm our business, financial condition, and operating results.

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

The market price for our common stock has been and may continue to be volatile. During the twelve months ended December 31, 2015, the price of our common stock as reported on The NASDAQ Global Select Market ranged from a low of $35.45 to a high of $49.82. We expect our stock price to be subject to fluctuations as a result of a variety of factors, including factors beyond our control. These factors include:

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

We are partially self-insured for certain losses related to employee medical and dental coverage, excluding employees covered by health maintenance organizations. We generally have an individual stop loss deductible of $125 thousand per enrollee unless specific exposures are separately insured. We have accrued a contingent liability of $1.3 million as of December 31, 2015, which is not discounted, based upon examination of historical trends, historical actuarial analysis, our claims experience, total plan enrollment (including employee contributions), population demographics, and other various estimates. Although we do not expect that we will ultimately pay claims significantly different from our estimates, self-insurance reserves, net income, and cash flows could be materially affected if future claims differ significantly from our historical trends and assumptions.

Our stock repurchase program could affect our stock price and add volatility.

In November 2013, our board of directors authorized $200 million for the repurchase of our outstanding common stock. On November 9, 2015, the board of directors cancelled $54.9 million, effective December 31, 2015, remaining for repurchase under the 2013 authorization and approved a new authorization to repurchase $150 million of outstanding common stock commencing January 1, 2016. This authorization expires December 31, 2018.

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

Our effective tax rate in the future may be impacted by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws, new information discovered during the preparation of our tax returns, and enactment of U.S. and foreign tax legislative initiatives, such as proposals for fundamental tax reform in the United States or multi-jurisdictional actions to address “base erosion and profit-shifting” by multinational companies. The Organisation for Economic Co-operation and Development, or OECD, issued a series of reports on October 5, 2015 recommending changes to numerous well-established tax principles. These recommendations, if adopted by various OECD countries in which we do business, could adversely affect our effective tax rate.

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

Upon conversion of the Notes, we will be required to make conversion payments in cash, unless we elect to deliver solely shares of our common stock to settle such conversion, as described in Note 7—Convertible Senior Notes, Note Hedges, and Warrants of the Notes to Consolidated Financial Statements. Moreover, we will be required to repay the Notes in cash at their maturity, unless earlier converted or repurchased. However, we may not have enough available cash or be able to obtain financing when the Notes are to be repurchased, converted, or at their maturity.

The conditional conversion feature of the Notes, if triggered, may adversely affect our financial condition and results of operations.

In the event the conditional conversion feature of the Notes is triggered, holders of Notes will be entitled to convert the Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock, we would be required to settle a portion or all of the conversion obligation through the payment of cash, which could adversely affect our liquidity. Even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current liability, which would result in a material reduction of our net working capital.

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

Item 1B: Unresolved Staff Comments

None.

Item 2: Properties

As of December 31, 2015, we owned or leased a total of approximately 1.4 million square feet worldwide. The following table sets forth the location, size, and use of our principal facilities (square footage in thousands):

Location	Square Footage	Leased or Owned	Operating Segment	Principal Uses
Fremont, California (6750 Dumbarton Circle)	119	Owned*	Corporate & Fiery	Corporate offices, design engineering, product testing, sales, marketing, customer service
Fremont, California (6700 Dumbarton Circle)	59	Leased**	Fiery	Administrative offices, design engineering, product testing
Bergamo, Italy	168	Leased	Industrial Inkjet	Manufacturing (Reggiani textile printers), design engineering, sales, customer service
Meredith, New Hampshire	163	Owned	Industrial Inkjet	Manufacturing (Industrial Inkjet printers), design engineering, sales, customer service
Bangalore, India	107	Leased	All	Administrative, design engineering, customer service, software engineering
Castellon, Spain	107	Leased***	Industrial Inkjet	Manufacturing, (Cretaprint), administrative, design engineering, sales, customer service
Ypsilanti, Michigan	106	Leased	Industrial Inkjet	Manufacturing (digital UV & ceramic ink), design engineering, sales, customer service
Ossippee, New Hampshire	53	Leased	Industrial Inkjet	Warehouse
Egan, Minnesota	44	Owned	Fiery & Productivity Software	Administrative, design engineering, customer service, software engineering
Brussels, Belgium	39	Leased	Industrial Inkjet	Sales, Industrial Inkjet demonstration center
Lichtenvoorde, Netherlands	38	Leased	Productivity Software	Design engineering, software engineering, sales, customer service
Laconia, New Hampshire	34	Leased	Industrial Inkjet	Warehouse
Tempe, Arizona	32	Leased	Fiery & Productivity Software	Manufacturing, (Fiery), distribution, customer service
Norcross, Georgia	29	Leased	Fiery & Productivity Software	Design engineering, sales, customer service, quality assurance, and software engineering
Ratingen, Germany	27	Leased	Fiery & Productivity Software	Software engineering, sales, customer service
Ha’Ayin, Israel	25	Leased	Industrial Inkjet	Manufacturing (Industrial Inkjet printers), design engineering, sales, customer service
Schiphol-Rijk, The Netherlands	19	Leased	Industrial Inkjet	EMEA corporate offices, sales, support services
Pittsburgh, Pennsylvania	18	Leased	Productivity Software	EPS corporate offices, design engineering, sales
Shanghai, China	16	Leased	Industrial Inkjet	APAC corporate offices, Industrial Inkjet demonstration center
Sao Paolo, Brazil	14	Leased	Productivity Software	Design engineering, software engineering, sales, customer service
San Diego, California	12	Leased	Productivity Software	Software engineering, sales, customer service
Richmond Hill, Ontario, Canada	10	Leased	Fiery	Design engineering, sales, customer service

*	On April 26, 2013, we purchased an approximately 119,000 square feet building located at 6750 Dumbarton Circle, Fremont, California, the related land, and certain other property improvements for a total purchase price of $21.5 million.
**	We entered into a 15-year lease agreement, pursuant to which we leased approximately 59,000 square feet of a cold shell building located at 6700 Dumbarton Circle, Fremont, California, which is adjacent to the building that we purchased. The lease commenced on September 1, 2013. See Note 8—Commitments and Contingencies of the Notes to Consolidated Financial Statements.
***	Currently occupying two facilities as part of our transition into new facilities in 2016.

In addition to the facilities listed above, we leased 34 additional domestic and international regional operations and sales offices and we own one additional international sales office building, excluding facilities that have been fully reserved and subleased. We believe that our facilities, in general, are adequate for our present needs. We do not expect that we would experience difficulties in obtaining additional space at fair market rates, if the need arose.

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

As of December 31, 2015, we are subject to the matters discussed below.

Componex Corporation (“Componex”) vs. EFI

Componex, Inc. is a manufacturer of rolls used in machines handling continuous sheets of product and is a supplier for certain products in our VUTEk product line. On May 30, 2013, Componex filed an action in the United States District Court for the Western District of Wisconsin (“District Court”) alleging that rolls supplied to EFI by other vendors infringe two patents held by Componex. We moved for summary judgment that, among other things, Componex’s patents are not valid and that, even if they are, the rolls supplied and used in our products do not infringe the patents. Componex also moved for summary judgment of infringement. On November 12, 2014, the District Court granted summary judgment that one of the two patents at issue is invalid, that there is no evidence of infringement of the other patent at issue, and entered judgment in favor of EFI. On December 4, 2014, Componex filed its notice of appeal to the United States Court of Appeals for the Federal Circuit (“Court of Appeals”). On October 16, 2015, the Court of Appeals affirmed the District Court’s judgment in its entirety. The Court of Appeals’ decision is final; consequently, we do not have any liability in this matter.

Matan Digital Printing (“MDG”) Matter

EFI acquired Matan in 2015 from sellers (the “2015 Sellers”) that acquired Matan Digital Printing Ltd. from other sellers in 2001 (the “2001 Sellers”). The 2001 Sellers have asserted a claim against the 2015 Sellers and Matan asserting that they are entitled to a portion of the 2015 Sellers’ proceeds from EFI’s acquisition. The 2015 Sellers dispute any such claim and have fully indemnified EFI against the 2001 Sellers’ claim.

Although we are fully indemnified and we do not believe that it is probable that we will incur a loss, it is reasonably possible that our financial statements could be materially affected by the unfavorable resolution of this matter. Accordingly, it is reasonably possible that we could incur a material loss in this matter. We estimate the range of loss to be between one Euro and € 9.6 million ($10.5 million). If we incur a loss in this matter, it will be offset by an indemnification receivable of an equal amount representing a claim against the escrow account.

Other Matters

As of December 31, 2015, we were subject to various other claims, lawsuits, investigations, and proceedings in addition to the matter discussed above. There is at least a reasonable possibility that additional losses may be incurred in excess of the amounts that we have accrued. However, we believe that these claims are not material to our financial statements or the range of reasonably possible losses is not reasonably estimable. Litigation is inherently unpredictable, and while we believe that we have valid defenses with respect to legal matters pending against us, our financial statements could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies or because of the diversion of management’s attention and the incurrence of significant expenses.

Item 4: Mine Safety Disclosures

Not applicable.

PART II

Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has traded on The NASDAQ Global Select Market (formerly The NASDAQ National Market) under the symbol EFII since October 2, 1992. The table below lists the high and low sales price during each quarter the stock was traded in 2015 and 2014.

	2015				2014
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
High	$43.03	$46.20	$48.36	$49.82	$47.75	$45.46	$47.42	$46.50
Low	$35.45	$40.90	$41.33	$42.20	$37.86	$36.62	$42.75	$39.09

As of January 26, 2016, there were 115 stockholders of record, excluding a substantially greater number of “street name” holders or beneficial holders of our common stock, whose shares are held of record by banks, brokers, and other financial institutions.

We did not declare or pay cash dividends on our common stock in either 2015 or 2014. We currently anticipate that we will retain all available funds for the operation of our business and do not plan to pay any cash dividends in the foreseeable future. We believe that the most strategic uses of our cash resources include business acquisitions, strategic investments to gain access to new technologies, repurchases of shares of our common stock, and working capital.

Equity Compensation Plan Information

Information regarding our equity compensation plans may be found in Note 12—Employee Benefit Plans of the Notes to Consolidated Financial Statements and Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters of this Annual Report on Form 10-K and is incorporated herein by reference.

Repurchases of Equity Securities

Repurchases of equity securities during the year ended December 31, 2015 were as follows (in thousands except per share amounts):

Fiscal month	Total number of shares purchased (2)	Average price paid per share	Total number of shares purchased as part of publicly announced plans	Approximate dollar value of shares that may yet be purchased under the plans (1)
January 2015	66	$39.20	62	$118,207
February 2015	131	38.79	69	115,526
March 2015	146	40.44	145	109,648
April 2015	114	41.87	114	104,874
May 2015	191	42.74	146	98,648
June 2015	1	43.44	—	98,648
July 2015	159	43.79	159	91,679
August 2015	276	44.88	144	85,289
September 2015	112	44.87	112	80,263
October 2015	192	45.00	192	71,622
November 2015	176	47.90	172	63,384
December 2015	176	47.83	177	54,942

Total	1,740	$43.92	1,492	$54,942

(1)

In November 2013, our board of directors authorized $200 million for the repurchase of our outstanding common stock. Under this publicly announced plan, we repurchased 1.5 and 1.8 million shares for an aggregate purchase price of $65.7 and $76.8 million during the years ended December 31, 2015 and 2014, respectively. On November 9, 2015, the board of directors cancelled $54.9 million, effective December 31, 2015, remaining for repurchase under the 2013 authorization and approved a new authorization to repurchase $150 million of outstanding common stock commencing January 1, 2016. This authorization expires December 31, 2018.

(2)

Includes 0.2 million shares purchased from employees to satisfy the exercise price of certain stock options and any tax withholding obligations incurred in connection with such exercises and minimum tax withholding obligations that arose on the vesting of restricted stock units (“RSUs”).

Sales of Unregistered Securities

On October 6, 2015, we issued 0.2 million shares of common stock to the shareholders of CTI in connection with the acquisition of CTI. The shares of common stock were offered and sold in accordance with the terms and subject to the conditions set forth in the purchase agreement for the acquisition in reliance on the private offering exemption of Section 4(a)(2) of the Securities Act of 1933, as amended.

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

The following graph compares cumulative total returns based on an initial investment of $100 in our common stock to the NASDAQ Composite and the NASDAQ Computer Manufacturers Index. The stock price performance shown on the graph below is not indicative of future price performance and only reflects the Company’s relative stock price for the five-year period ending on December 31, 2015. All values assume reinvestment of dividends and are calculated at December 31 of each year.

Item 6: Selected Financial Data

The following table summarizes selected consolidated financial data as of and for the five years ended December 31, 2015. This information should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and related notes thereto. For a more detailed description, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	For the years ended December 31,
(in thousands, except per share amounts)	2015	2014	2013	2012	2011
Operations (1)
Revenue	$882,513	$790,427	$727,693	$652,137	$591,556

Gross profit	459,384	429,737	395,166	354,821	330,983

Income (loss) from operations (2)	56,643	53,439	174,648	33,886	27,333

Net income (2)(3)	$33,540	$33,714	$109,107	$83,269	$27,465

Earnings per share
Net income per basic common share	$0.71	$0.72	$2.34	$1.79	$0.59

Net income per diluted common share	$0.70	$0.70	$2.26	$1.74	$0.58

Shares used in basic per-share calculation	47,217	46,866	46,643	46,453	46,234

Shares used in diluted per-share calculation	48,150	48,406	48,359	47,734	47,579

	December 31,
(in thousands)	2015	2014	2013	2012	2011
Financial Position
Cash, cash equivalents, and short-term investments	$497,367	$616,732	$355,041	$364,962	$219,158
Working capital (4)	588,151	667,785	378,763	209,017	236,842
Total assets	1,455,902	1,304,570	1,026,384	1,074,971	739,734
Convertible senior notes, net (5)	296,485	284,818	—	—	—
Stockholders’ equity	824,194	788,689	767,450	650,793	564,783

(1)

Includes acquired company results of operations beginning on the date of acquisition. See Note 3—Business Acquisitions of the Notes to Consolidated Financial Statements for a summary of recent acquisitions during the years ended December 31, 2015, 2014, and 2013.

(2)	Income (loss) from operations includes the following:

	December 31,
(in thousands)	2015	2014	2013	2012	2011
Amortization of acquisition-related intangibles	$26,510	$20,673	$19,438	$18,594	$11,248
Stock-based compensation expense	34,071	36,061	25,770	19,721	23,370
Restructuring and other costs	5,731	6,578	4,834	5,803	3,258
Litigation settlement expenses (recoveries)	584	897	(3,081)	256	—
Change in fair value of contingent consideration	(2,135)	(3,810)	(5,742)	(1,360)	1,476
Acquisition-related transaction costs	5,494	1,501	1,434	2,200	2,327
Gain on sale of building and land (Note 13)	—	—	(117,216)	—	—

Total charges, net of recoveries	$70,255	$61,900	$(74,563)	$45,214	$41,679

(3)	Net income includes the following:

•

Tax benefit from the release of previously unrecognized tax benefits of $5.5, $2.6, $5.8, $11.8, and $2.6 million for the years ended December 31, 2015, 2014, 2013, 2012, and 2011, respectively, resulting from the release of previously unrecognized tax benefits due to the expiration of U.S. federal and state statutes of limitations.

•	Tax benefit of $3.1 million during the year ended December 31, 2014 resulting from the increased valuation of intangible assets for Brazilian tax reporting.

•	Tax provision of $19.4 million during the year ended December 31, 2013 to establish a valuation allowance related to the realization of tax benefits from existing California deferred tax assets.

•

Tax benefit of $3.2 million during the year ended December 31, 2013, resulting from the renewal of the U.S. federal research and development tax credit on January 2, 2013, retroactive to 2012, pursuant to the American Taxpayer Relief Act of 2012. ASC 740-10-45-15, Income Taxes, requires the effects of a change in tax law or rates be recognized in the period that includes the enactment date.

•	Tax benefit of $43.6 million during the year ended December 31, 2012 resulting from a capital loss related to the liquidation of a wholly-owned subsidiary.

•	Tax benefit of $6.5 million during the year ended December 31, 2012 resulting from the increased valuation of acquired intangibles for tax purposes due to an operational restructuring in Spain.

(4)

We have elected to apply the guidance in FASB Accounting Standards Update (“ASU”) 2015-17, Balance Sheet Classification of Deferred Taxes, issued in November 2015, retrospectively to all prior periods to maintain the comparability of presentation between periods. We have elected to early adopt this standard in the current period, which has retroactively reduced working capital by $17.1, $20.9, $53.8, and $8.0 million as of December 31, 2014, 2013, 2012, and 2011, respectively. Please refer to Note 1—The Company and its Significant Accounting Policies for an explanation of the new guidance.

(5)

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

All assumptions, anticipations, expectations, and forecasts contained herein are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that involve risks and uncertainties. Forward-looking statements include, among others, those statements including the words “anticipate,” “believe,” “consider,” “continue,” “develop,” “estimate,” “expect,” “goal,” “intend,” “may,” “look,” “plan,” “potential,” “project,” “seek,” “should,” “target,” “will,” variations of such words, and similar expressions. Our actual results could differ materially from those discussed here. For a discussion of the factors that could impact our results, readers are referred to Item 1A, “Risk Factors,” in Part I of this Annual Report on Form 10-K and to our other reports filed with the SEC, including the Company’s most recent Quarterly Report on Form 10-Q and Current Reports on Form 8-K, and any amendments thereto. We do not assume any obligation to update the forward-looking statements provided to reflect events that occur or circumstances that exist after the date on which they were made.

Overview

Key financial results for the year ended December 31, 2015 were as follows:

•

Our results of operations for the year ended December 31, 2015 compared with the prior year reflect revenue growth, gross profit impacted by Reggiani, decreased operating expenses as a percentage of revenue, and interest expense related to our Notes. We completed our acquisitions of Reggiani, Matan, CTI, and Shuttleworth in 2015. Post-acquisition revenue was $88.4 million in 2015 related to these four acquisitions. We completed our acquisitions of DIMS, DirectSmile, Rhapso, and SmartLinc in 2014. Their results are included in our results of operations commencing on their respective acquisition dates.

•

Our consolidated revenue increased by 12%, or $92.1 million, from $790.4 million for the year ended December 31, 2014 to $882.5 million for the year ended December 31, 2015. Industrial Inkjet, Productivity Software, and Fiery revenue increased by $68.5, $4.6, and $18.9 million, respectively, in 2015 compared with 2014. Recurring ink and maintenance revenue increased by 15% during the year ended December 31, 2015 compared with the same period in the prior year and represented 29% of consolidated revenue.

•

Our gross profit percentage decreased from 54% during the year ended December 31, 2014 to 52% during the year ended December 31, 2015, primarily due to the lower Reggiani gross profit percentage. The decrease in the Industrial Inkjet gross profit percentage of 3.8 points during the year ended December 31, 2015, was partially offset by an increase in the Productivity Software and Fiery gross margin percentages during the same period.

•

Operating expenses increased by $26.4 million, from $376.3 million during the year ended December 31, 2014 to $402.7 million during the year ended December 31, 2015, but decreased as a percentage of revenue from 48% during the year ended December 31, 2014 to 46% during the year ended December 31, 2015. The increase in operating expenses was primarily due to head count increases related to our business acquisitions, prototype and non-recurring engineering expenses related to future product launches, trade show and marketing program expenses, transaction expenses related to our business acquisitions, amortization of intangible assets, and increased reserves for litigation and uncollectible accounts, partially offset by reduced legal fees.

•

Interest expense increased by $11.5 million, from $5.9 million for the year ended December 31, 2014 to $17.4 million for the year ended December 31, 2015 primarily related to our Notes, which were issued in September 2014.

•

Interest income and other income (expense), net, decreased from a loss of $5.5 million during the year ended December 31, 2014, to a loss of $1.8 million during the year ended December 31, 2015, primarily because the foreign exchange loss decreased by $2.6 million resulting primarily from revaluation of foreign currency denominated net assets (mainly denominated in Euros, British pounds sterling, Chinese renminbi, and Brazilian reais), and investment income increased due to increased investment balances.

•

We recorded a tax provision of $4.0 million in 2015 on pre-tax income of $37.5 million compared to a tax provision of $8.4 million in 2014 on pre-tax income of $42.1 million. We recognized $5.5 million of previously unrecognized tax benefits in 2015 as compared to $2.6 million in 2014. We recognized a tax benefit of $3.1 million in 2014 resulting from the increased valuation of intangible assets for Brazilian tax reporting.

Results of Operations

The following table presents items in our consolidated statements of operations as a percentage of total revenue for 2015, 2014, and 2013. These operating results are not necessarily indicative of results for any future period.

	For the years ended December 31,
	2015	2014	2013
Revenue	100%	100%	100%

Gross profit	52	54	54
Operating expenses (gains):
Research and development	16	17	17
Sales and marketing	18	19	19
General and administrative	8	8	6
Amortization of identified intangibles	3	3	3
Restructuring and other	1	1	1
Gain on sale of building and land	—	—	(16)

Total operating expenses	46	48	30

Income from operations	6	6	24
Interest expense	(2)	(1)	—
Interest income and other income (expense), net	—	—	—

Income before income taxes	4	5	24
Provision for income taxes	—	(1)	(9)

Net income	4%	4%	15%

Revenue

We classify our revenue, gross profit, assets, and liabilities in accordance with our three operating segments as follows:

Industrial Inkjet, which consists of our VUTEk and Matan super-wide and wide format, Reggiani textile, Jetrion label and packaging, and Cretaprint ceramic tile decoration industrial digital inkjet printers; digital UV, LED, ceramic, and thermoforming ink, as well as a variety of textile ink including dye sublimation, pigmented, reactive dye, acid dye, and water-based dispersed printing ink; digital inkjet printer parts; and professional services. Printing surfaces include paper, vinyl, corrugated, textile, glass, plastic, aluminum composite, ceramic tile, and many other flexible and rigid substrates.

Productivity Software, which consists of a complete software suite that enables efficient and automated end-to-end business and production workflows for the print and packaging industry. This Productivity Suite also provides tools to enable revenue growth, efficient scheduling, and optimization of processes, equipment, and personnel. Customers are provided the financial and technical flexibility to deploy locally within their business or to be hosted in the cloud. The Productivity Suite addresses all segments of the print industry and consists of the: (i) Packaging Suite, with Radius at its core, for tag & label, cartons, and flexible packaging businesses; (ii) Corrugated Packaging Suite, with CTI at its core, for corrugated packaging businesses; (iii) Enterprise Commercial Print Suite with Monarch at its core, for enterprise print businesses; (iv) Publication Print Suite, with Monarch or Technique at its core, for publication print businesses; (v) Mid-market Print Suite, with Pace at its core, for medium size print businesses; (vi) Quick Print Suite, with PrintSmith at its core, for small printers and in-plant sites; and (vii) Value Add Products, available with the suite and standalone, such as web-to-print, e-commerce, cross media marketing, warehousing, fulfillment, shop floor data collection, and shipping to reduce costs, increase profits, and offer new products and services to their existing and future customers.

Fiery, which consists of DFEs that transform digital copiers and printers into high performance networked printing devices for the office, industrial, and commercial printing markets. This operating segment is comprised of (i) stand-alone DFEs connected to digital printers, copiers, and other peripheral devices, (ii) embedded DFEs and design-licensed solutions used in digital copiers and multi-functional devices, (iii) optional software integrated into our DFE solutions such as Fiery Central and Command WorkStation, (iv) Fiery Self Serve, our self-service and payment solution, (v) PrintMe, our mobile printing application, and (vi) stand-alone software-based solutions such as our proofing and scanning solutions.

Ex-Currency. To better understand trends in our business, we believe it is helpful to adjust our statement of operations to exclude the impact of year-over-year changes in the translation of foreign currencies into U.S. dollars. This is a non-GAAP measure that is calculated by adjusting revenue, gross profit, and operating expenses by using historical exchange rates in effect during the comparable prior year period and by removing the balance sheet currency remeasurement impact from interest income and other income (expense), net, including removal of any hedging gains and losses. We refer to these adjustments as “ex-currency.” Management believes the ex-currency measures provide investors with an additional perspective on year-over-year financial trends and enables investors to analyze our operating results in the same way management does. The year-over-year currency impact can be determined as the difference between year-over-year actual growth rates and year-over-year ex-currency growth rates.

Please refer to the section entitled “Unaudited Non-GAAP Financial Information” for these non-GAAP measures a reconciliation of these measures to the most comparable GAAP measures.

Revenue by Operating Segment

Our revenue by operating segment for the years ended December 31, 2015, 2014, and 2013 was as follows (in thousands):

	For the years ended December 31,						% change
	2015		2014		2013		2015 over 2014	2014 over 2013
Industrial Inkjet	$447,705	51%	$379,170	48%	$354,614	49%	18%	7%
Productivity Software	135,350	15	130,743	17	118,409	16	4	10
Fiery	299,458	34	280,514	35	254,670	35	7	10

Total revenue	$882,513	100%	$790,427	100%	$727,693	100%	12%	9%

Overview

Revenue was $882.5, $790.4, and $727.7, million for the years ended December 31, 2015, 2014, and 2013, respectively, resulting in a 12% increase (17% ex-currency) in 2015 compared with 2014 and a 9% increase in 2014 compared with 2013. The $92.1 million increase in 2015 compared with 2014 consisted of increased Industrial Inkjet, Productivity Software, and Fiery revenue of $68.5, $4.6, and $18.9 million, respectively. The $62.7 million increase in 2014 compared with 2013 consisted of increased Industrial Inkjet, Productivity Software, and Fiery revenue of $24.6, $12.3, and $25.8 million, respectively.

Our revenue growth was primarily driven by the post-acquisition performance of Reggiani and Matan in our Industrial Inkjet operating segment, our acquisition strategy in the Productivity Software operating segment, and product launches by the leading printer manufacturers in the Fiery operating segment.

Industrial Inkjet Revenue

Industrial Inkjet revenue increased by $68.5 million, or 18% in 2015 compared with 2014 (27% ex-currency). Industrial Inkjet revenue in the super-wide and wide format product lines is benefiting from the ongoing analog to digital technology and solvent to UV ink migration primarily due to:

•	the complementary impact of the Reggiani and Matan business acquisitions,

•

increased UV and LED ink revenue as a result of the high utilization that our UV printers are experiencing in the field, partially offset by decreased solvent printer installed base demand measured by solvent ink usage,

•

strong demand for our newly launched products incorporating LED technology such as the LX3 Pro digital inkjet printer, which is a 3.2 meter hybrid flatbed/roll-fed printer that prints on rigid and flexible materials up to two inches thick,

•	the HS 100 digital UV inkjet press representing an alternative to analog presses utilizing pin & cure technology,

•	the H1625 digital UV inkjet wide format printer, and

•	the launch of the C4, our next generation ceramic tile decoration digital inkjet printer.

Industrial Inkjet revenue increased by $24.6 million, or 7%, in 2014 compared with 2013. The Industrial Inkjet revenue increase was primarily due to:

•

increased UV and LED ink revenue resulting from the high utilization our UV printers are experiencing in the field, partially offset by decreased solvent printer installed base demand measured by solvent ink usage,

•	strong demand for our printers incorporating LED technology such as:

¡	the GS5500LXr 5-meter and GS3250LXr 3-meter roll-to-roll digital UV inkjet super-wide format printers and

¡	the newly launched H1625 digital UV inkjet wide format printer,

•	the HS100 digital UV inkjet press,

•	other super-wide and wide format digital inkjet printers, and

•	partially offset by decreased ceramic tile decoration digital inkjet printer revenue due to softness in the global construction market and delayed investment in new equipment, especially in China.

Productivity Software Revenue

Productivity Software revenue increased by $4.6 million, or 4%, in 2015 compared with 2014 (9% ex-currency), primarily due to increased license revenue from our 2015 acquisitions of CTI and Shuttleworth and professional services and recurring maintenance revenue primarily resulting from our 2014 acquisition of DIMS and DirectSmile. We also implemented annual price increases, which marginally increased revenue.

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

Fiery Revenue

Fiery revenue increased by $18.9 million, or 7%, in 2015 compared with 2014 (also 7% ex-currency). Although end customer and reseller preference for Fiery products drives demand, most Fiery revenue relies on printer manufacturers to design, develop, and integrate Fiery technology into their print engines. Fiery revenue increased primarily due to:

•

consistent product launches by these printer manufacturers with increased speed, quality, and versatility have made the DFE a more significant consideration for the customer resulting in increased stand-alone Fiery DFE revenue,

•	the release of the Fiery FS200 Pro DFE incorporating higher speed processing, expanded color offerings, shop automation, and connectivity, and

•	integration of Fiery DFEs with certain Productivity Software products.

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

Our revenue by geographic region for the years ended December 31, 2015, 2014, and 2013 was as follows (in thousands):

	For the years ended December 31,						% change
	2015		2014		2013		2015 over 2014	2014 over 2013
Americas	$473,599	54%	$438,421	55%	$412,127	56%	8%	6%
EMEA	291,103	33	244,545	31	207,665	29	19	18
APAC	117,811	13	107,461	14	107,901	15	10	—

Total revenue	$882,513	100%	$790,427	100%	$727,693	100%	12%	9%

Overview

Our consolidated revenue increase of $92.1 million, or 12% in 2015 compared with 2014 (17% ex-currency), resulted from increased revenue in the Americas, EMEA, and APAC. Our consolidated revenue increase of $62.7 million, or 9% in 2014 compared with 2013, resulted from increased revenue in the Americas and EMEA.

Americas Revenue

Americas revenue increased by $35.2 million, or 8%, in 2015 compared with 2014 (9% ex-currency) resulting from increased revenue in all three of our operating segments resulting from increased UV and LED ink revenue, incremental revenue from Reggiani industrial digital inkjet textile printers and Matan industrial digital inkjet super-wide format printers, Fiery revenue, professional services revenue resulting from progress on major development projects, and increased license revenue from our 2015 acquisition of CTI.

Americas revenue increased by $26.3 million, or 6%, in 2014 compared with 2013 resulting from increased revenue in all three of our operating segments. Decreased ceramic tile decoration digital inkjet revenue partially offset double digit percentage growth in super-wide and wide format digital inkjet printer revenue.

EMEA Revenue

EMEA revenue increased by $46.6 million, or 19%, in 2015 compared with 2014 (32% ex-currency) primarily due to increased Fiery and Industrial Inkjet revenue. The increase in Industrial Inkjet revenue is primarily due to sales of Reggiani industrial digital inkjet textile printers, Matan industrial digital inkjet super-wide format printers, and increased Fiery revenue.

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

APAC Revenue

APAC revenue increased by $10.4 million, or 10%, in 2015 compared with 2014 (15% ex-currency) primarily due to increased Industrial Inkjet revenue. We achieved revenue increases in each of our industrial inkjet printers in this region, including super-wide and wide format, label & packaging, textile, and ceramic tile decoration digital inkjet printers.

APAC revenue in 2014 was comparable to 2013 primarily due to double digit percentage growth in super-wide and wide format industrial digital inkjet printer revenue and increased Fiery revenue in Japan offset by decreased ceramic tile decoration digital inkjet printer revenue primarily due to the slowdown in the global construction industry, especially in China.

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

Although end customer and reseller channel preference for Fiery products drives demand, most Fiery revenue relies on printer manufacturers to design, develop, and integrate Fiery technology into their print engines. A significant portion of our revenue is, and has been, generated by sales of our Fiery DFE products to a relatively small number of leading printer manufacturers. Xerox provided 12%, 11%, and 12% of our revenue for the years ended December 31, 2015, 2014, and 2013.

Our reliance on revenue from the leading printer manufacturers was 32% during 2015 and 33% during 2014 and 2013. Over time, we expect our revenue from the leading printer manufacturers to decline. Because sales of our printer and copier-related products constitute a significant portion of our revenue and there are a limited number of printer manufacturers producing copiers and printers in sufficient volume to be attractive customers for us, we expect that we will continue to depend on a relatively small number of printer manufacturers for a significant portion of our Fiery DFE revenue in future periods. Accordingly, if we lose or experience reduced sales to one of these printer manufacturer/distributors, we will have difficulty replacing that revenue with sales to new or existing customers.

Gross Profit

Gross profit by operating segment, excluding stock-based compensation, for the years ended December 31, 2015, 2014, and 2013 was as follows (in thousands):

	2015	2014	2013
Industrial Inkjet
Revenue	$447,705	$379,170	$354,614
Gross profit	152,918	143,981	140,095
Gross profit percentages	34.2%	38.0%	39.5%
Productivity Software
Revenue	$135,350	$130,743	$118,409
Gross profit	99,278	94,733	85,246
Gross profit percentages	73.3%	72.5%	72.0%
Fiery
Revenue	$299,458	$280,514	$254,670
Gross profit	210,140	193,585	171,642
Gross profit percentages	70.2%	69.0%	67.4%

A reconciliation of operating segment gross profit to the consolidated statements of operations for the years ended December 31, 2015, 2014, and 2013 is as follows (in thousands):

	2015	2014	2013
Segment gross profit	$462,336	$432,299	$396,983
Stock-based compensation expense	(2,837)	(2,562)	(1,817)
Other items excluded from segment profit	(115)	—	—

Gross profit	$459,384	$429,737	$395,166

Overview

Our gross profit percentage, excluding stock-based compensation, decreased to 52% (52% ex-currency) during the year ended December 31, 2015, compared to 54% during the years ended December 31, 2014 and 2013, primarily due to the lower Reggiani gross profit percentage. The decrease in the Industrial Inkjet gross profit percentage of 3.8 points was partially offset by the increase in the Productivity Software and Fiery gross profit percentages.

Industrial Inkjet Gross Profit

The Industrial Inkjet gross profit percentage decreased from 38.0% in 2014 to 34.2% in 2015 (35.8% ex-currency) primarily due to lower gross margin percentages realized from Reggiani and the foreign currency impact of international sales of super-wide and wide format industrial digital inkjet printers for which the cost was denominated in U.S. dollars, partially offset by increased gross margin percentages realized from the next generation C4 ceramic tile decoration digital inkjet printer, which has experienced improving margins subsequent to product launch.

The Industrial Inkjet gross profit percentage decreased from 39.5% in 2013 to 38.0% in 2014 primarily due to relatively fixed manufacturing costs being spread over lower ceramic tile decoration digital inkjet printer revenue.

Productivity Software Gross Profit

The Productivity Software gross profit percentage increased from 72.5% in 2014 to 73.3% in 2015 (73.2% ex-currency) primarily due to increased professional services revenue at a higher margin, achievement of certain post-acquisition cost synergies, and price increases on annual maintenance renewal contracts.

The Productivity Software gross profit percentage increased from 72.0% in 2013 to 72.5% in 2014 primarily due to efficiencies gained through increased revenue, achievement of certain post-acquisition cost synergies, and price increases on annual maintenance renewal contracts.

Fiery Gross Profit

The Fiery gross profit percentage increased from 69.0% in 2014 to 70.2% in 2015 (also 70.2% ex-currency) primarily due to higher margin professional services revenue and reduced costs related to DFEs and other products required for newly launched printers by the leading printer manufacturers.

The Fiery gross profit percentage increased from 67.4% in 2013 to 69.0% in 2014 primarily due to a mix shift from lower margin embedded DFEs to higher margin stand-alone DFEs and higher average selling price on DFEs for newly launched printers by the leading printer manufacturers.

Operating Expenses

Operating expenses for the years ended December 31, 2015, 2014, and 2013 were as follows (in thousands):

	For the years ended December 31,			% change
	2015	2014	2013	2015 over 2014	2014 over 2013
Research and development	$141,364	$134,732	$128,124	5%	5%
Sales and marketing	156,339	147,383	137,583	6	7
General and administrative	72,797	66,932	47,755	9	40
Amortization of identified intangibles	26,510	20,673	19,438	28	6
Restructuring and other	5,731	6,578	4,834	(13)	36
Gain on sale of building and land	—	—	(117,216)	—	100

Total operating expenses	$402,741	$376,298	$220,518	7%	71%

Operating expenses, net of gain on sale of building and land, increased by $26.4 million, or 7%, in 2015 (12% ex-currency) as compared with 2014, and increased by $155.8 million, or 71%, in 2014 as compared with 2013.

Operating expenses increased by $26.4 million, from $376.3 million during the year ended December 31, 2014 to $402.7 million during the year ended December 31, 2015, but decreased as a percentage of revenue from 48% during the year ended December 31, 2014 to 46% during the year ended December 31, 2015. The increase in operating expenses was primarily due to head count increases related to our business acquisitions, prototype and non-recurring engineering expenses related to future product launches, trade show and marketing program expenses, transaction expenses related to our business acquisitions, amortization of intangible assets, and increased reserves for litigation and uncollectible accounts, partially offset by reduced legal fees.

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

Research and Development

Research and development expenses include personnel, consulting, travel, research and development facilities, prototype materials, and non-recurring engineering expenses. Research and development expenses for the years ended December 31, 2015, 2014, and 2013 were $141.4 million, or 16% of revenue, $134.7 million, or 17% of revenue, and $128.1 million, or 17% of revenue, respectively.

Research and development expenses increased by $6.6 million, or 5%, in 2015 as compared with 2014 (8% ex-currency). Personnel-related expenses increased by $3.4 million primarily due to head count increases related to our business acquisitions and increased variable compensation due to improved profitability. Prototypes and non-recurring engineering, consulting, contractor, freight, and related travel expenses increased by $2.8 million primarily due to product development efforts in advance of product launches. Stock-based compensation expense increased by $0.6 million primarily due to bonus program vesting and increased Employee Stock Purchase Plan (“ESPP”) expense, which is due to our appreciating stock price and increased employee participation compared to the prior year.

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

Research and development head count was 1,196, 1,067, and 1,011 as of December 31, 2015, 2014, and 2013, respectively.

We expect that if the U.S. dollar remains volatile against the Indian rupee, Euro, British pound sterling, Israeli shekel, Canadian dollar or Brazilian real, research and development expenses reported in U.S. dollars could fluctuate, although we hedge our operating expense exposure to the Indian rupee, which partially mitigates this risk.

Sales and Marketing

Sales and marketing expenses include personnel, trade shows, marketing programs and promotional materials, sales commissions, travel and entertainment, depreciation, and worldwide sales office expenses.

Sales and marketing expenses for the years ended December 31, 2015, 2014, and 2013 were $156.3 million, or 18% of revenue, $147.4 million, or 19% of revenue, and $137.6 million, or 19% of revenue, respectively.

Sales and marketing expenses increased by $9.0 million, or 6%, in 2015 as compared with 2014 (13% ex-currency). Personnel-related expenses increased by $4.1 million primarily due to head count increases related to our business acquisitions, partially offset by reduced commissions and variable compensation. Trade show and marketing program spending, including consulting, contractor, travel, and freight, has increased by $3.6 million. Stock-based compensation expense increased by $0.5 million primarily due to bonus program vesting and increased ESPP expense, which is due to our appreciating stock price and increased employee participation compared to the prior year. The remaining increase of $0.8 million is primarily due to facility and information technology expenses related to our sales and marketing activities.

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

Sales and marketing head count was 892, 762, and 721 as of December 31, 2015, 2014, and 2013, respectively, including 360, 304, and 276 in customer service head count for each of the years presented.

Over time, our sales and marketing expenses may increase in absolute terms if revenue increases in future periods as we continue to actively promote our products and introduce new services and products. We expect that if the U.S. dollar remains volatile against the Euro, British pound sterling, Brazilian real, Israeli shekel, Australian dollar, and other currencies, sales and marketing expenses reported in U.S. dollars could fluctuate.

General and Administrative

General and administrative expenses consist primarily of human resources, legal, and finance expenses. General and administrative expenses for the years ended December 31, 2015, 2014, and 2013 were $72.8 million, or 8% of revenue, $66.9 million, or 8% of revenue, and $47.8 million, or 6% of revenue, respectively.

General and administrative expenses increased by $5.9 million, or 9%, in 2015 as compared with 2014 (14% ex-currency). Personnel-related expenses increased by $0.8 million primarily due to head count increases related to our business acquisitions. Acquisition costs increased by $4.0 million primarily related to the acquisitions of Reggiani, Matan, Shuttleworth, and CTI. Reserves for litigation and uncollectible accounts increased by $1.4 million. Legal expenses decreased by $1.9 million due to a decrease in significant litigation and settlement activity from the prior year. Stock-based compensation expense decreased by $3.4 million primarily due to forfeitures resulting from the resignation of our chief financial officer in January 2015 and decreased bonus program vesting, partially offset by increased ESPP expense due to our appreciating stock price, increased employee participation compared to the prior year, and the post-acquisition settlement of pre-acquisition stock options issued by an acquired business. The remaining increase of $3.3 million is primarily due to facilities and information technology expenses.

The estimated probability or actual achievement of several earnout performance targets was reduced during the year ended December 31, 2015, net of earnout interest accretion, resulting in a reduction of the associated liability and a credit to general and administrative expense of $2.1 million. A similar change in the estimated probability or actual achievement of several earnout performance targets during the year ended December 31, 2014, net of earnout interest accretion, resulted in a reduction of the associated liability and a credit to general and administrative expense of $3.8 million.

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

We expect that if the U.S. dollar remains volatile against the Euro, British pound sterling, Indian rupee, Israeli shekel, Brazilian real, or other currencies, general and administrative expenses reported in U.S. dollars could fluctuate.

Stock-based Compensation

Stock-based compensation expense for the years ended December 31, 2015, 2014, and 2013 were $34.1 million, or 4% of revenue, $36.1 million, or 5% of revenue, and $25.8 million, or 4% of revenue, respectively.

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

Stock-based compensation expense decreased by $2.0 million, or 6% in 2015 as compared with 2014 primarily due to forfeitures resulting from the resignation of our chief financial officer in January 2015 and decreased bonus program vesting, partially offset by increased ESPP expense due to our appreciating stock price, increased employee participation compared to the prior year, and the post-acquisition settlement of pre-acquisition stock options issued by an acquired business.

Stock-based compensation expense increased by $10.3 million, or 40%, in 2014 as compared with 2013 due to new RSUs issued at a higher stock price compared to the prior year, increased ESPP expense due to our appreciating stock price, and increased employee participation compared to the prior year.

Amortization of Identified Intangibles

Amortization of identified intangibles for the years ended December 31, 2015, 2014, and 2013 were $26.5 million, or 3% of revenue, $20.7 million, or 3% of revenue, and $19.4 million, or 3% of revenue, respectively.

Amortization of identified intangibles increased by $5.8 million, or 28% in 2015 as compared with 2014 primarily due to intangible amortization of identified intangibles resulting from the Reggiani, Matan, CTI, and Shuttleworth acquisitions, partially offset by decreased amortization due to certain Radius and Raster intangible assets becoming fully amortized during 2015.

Amortization of identified intangibles increased by $1.3 million, or 6%, in 2014 as compared with 2013 primarily due to amortization of intangible assets identified through the business acquisitions that closed during 2014 and 2013, partially offset by decreased amortization due to certain Pace, Entrac, Streamline, and Raster intangible assets becoming fully amortized during 2014.

Restructuring and Other

During the years ended December 31, 2015, 2014, and 2013, cost reduction actions were taken to lower our operating expense run rate as we continue to analyze our cost structure and re-align our cost structure following our business acquisitions. These charges primarily relate to cost reduction actions undertaken to integrate recently acquired businesses, consolidate facilities, and lower our operating expense run rate. Restructuring and other consists primarily of restructuring, severance, retention, facility downsizing and relocation, and acquisition integration expenses. Our restructuring and other plans are accounted for in accordance with ASC 420, ASC 712, and ASC 820.

Restructuring and other costs for the years ended December 31, 2015, 2014, and 2013 were $5.7, $6.6, and $4.8 million, respectively. Restructuring and other charges include severance costs of $3.0, $3.2, and $2.2 million related to head count reductions of 99, 130, and 106 for the years ended December 31, 2015, 2014, and 2013, respectively. Severance costs include severance payments, related employee benefits, retention bonuses, outplacement fees, and relocation costs.

Facilities relocation and downsizing costs for the years ended December 31, 2015, 2014, and 2013 were $0.9, $2.0, and $0.3 million, respectively. Facilities restructuring and other costs are primarily related to the relocation of certain manufacturing and administrative locations to accommodate additional space requirements in 2015, the consolidation of our German operations in 2014, and relocation of our corporate headquarters, as well as certain manufacturing and administrative facilities, in 2013. Integration expenses for the years ended December 31, 2015, 2014, and 2013 of $1.8, $1.4, and $1.4 million, respectively, were required to integrate our business acquisitions. Acquisition-related executive retention expense of $0.9 million was recognized during the year ended December 31, 2013, coinciding with the continuing employment of a former shareholder of an acquired company.

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

Interest Expense

Interest expense for the years ended December 31, 2015, 2014, and 2013 was $17.4, $5.9, and $2.3 million, respectively.

Interest expense increased by $11.5 million in 2015 compared with 2014 primarily due to interest expense and amortization of debt issuance costs related to our Notes, which were issued in September 2014. Please refer to Note 7—Convertible Senior Notes, Note Hedges, and Warrants of the Notes to Consolidated Financial Statements for the terms and conditions of our Notes.

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

Interest Income and Other Income (Expense), Net

Interest income and other income (expense), net, includes interest and investment income, gains and losses from sales of our cash equivalents and short-term investments, and net foreign currency transaction gains and losses. Interest income and other income (expense), net, for the years ended December 31, 2015, 2014, and 2013 were $(1.8), $(5.5), and $0.8 million, respectively.

Interest income and other income (expense), net, decreased by $3.7 million from a loss of $5.5 million in 2014 to a loss of $1.8 million in 2015 primarily because the foreign exchange loss decreased by $2.6 million resulting from revaluation of foreign currency denominated net assets (mainly denominated in Euros, British pounds sterling, Chinese renminbi, and Brazilian reais), partially offset by hedging gains. Investment income increased by $1.1 million from $1.4 million in 2014 to $2.5 million in 2015 primarily resulting from increased investments throughout 2015, which were made possible by the proceeds from the Notes.

Interest income and other income (expense), net, decreased by $6.3 million from a gain of $0.8 million in 2013 to a loss of $5.5 million in 2014 primarily due to a foreign exchange loss of $6.8 million during the year ended December 31, 2014, compared to a foreign exchange loss of $0.3 million during the year ended December 31, 2013, resulting from revaluation of foreign currency denominated net assets (mainly denominated in Euros, British pounds sterling, Brazilian reais, and Indian rupees), partially offset by hedging gains. Investment income increased by $0.3 million from $1.1 million in 2013 to $1.4 million in 2014 primarily resulting from increased investments late in 2014, which were made possible by the proceeds from the Notes.

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

Our goodwill valuation analysis is based on our respective reporting units (Industrial Inkjet, Productivity Software, and Fiery), which are consistent with our operating segments identified in Note 15—Segment Information, Geographic Regions, and Major Customers of the Notes to Consolidated Financial Statements. We determined the fair value of our reporting units as of December 31, 2015 by equally weighting the market and income approaches. Under the market approach, we estimated fair value based on market multiples of revenue or earnings of comparable companies. Under the income approach, we estimated fair value based on a projected cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Based on our valuation results, we have determined that the fair values of our Industrial Inkjet, Productivity Software, and Fiery reporting units exceed their carrying values by $942, $232, and $643 million, respectively, or 272%, 148%, and 731%, respectively.

Since fair values were determined using a weighting of the market and income approaches, we reviewed the sensitivity of the market multiple and discount rate to evaluate the sensitivity of the Industrial Inkjet, Productivity Software, and Fiery valuations. The impact of a change in the market multiple of 10% results in an increase or decrease in Industrial Inkjet, Productivity Software, and Fiery fair values of 5.0%. Likewise, the impact of a change in the discount rate of one percentage point results in an increase in the Industrial Inkjet, Productivity Software, and Fiery fair values of 12.4%, 10.2%, and 8.0%, respectively, or a decrease of 8.3%, 7.3%, and 5.9%, respectively. Consequently, we have concluded that no reasonably possible changes would reduce the fair value of the reporting units to such a level that it would cause a failure in step one of the impairment analysis.

Income before Income Taxes

Income before income taxes for the years ended December 31, 2015, 2014, and 2013 were as follows (in thousands):

	2015	2014	2013
U.S.	$9,311	$15,090	$127,232
Foreign	28,211	26,997	45,906

Total	$37,522	$42,087	$173,138

For the year ended December 31, 2015, pretax net income of $37.5 million consisted of U.S. and foreign pretax net income of $9.3 and $28.2 million, respectively. The pretax net income attributable to U.S. operations included amortization of identified intangibles of $7.8 million, stock-based compensation of $34.1 million, restructuring and other costs of $2.4 million, acquisition-related costs of $1.0 million, litigation settlement expense of $0.6 million, and interest expense and amortization of debt issuance costs related to our Notes of $15.7 million, partially offset by the change in fair value of contingent consideration of $0.2 million. The pretax net income attributable to foreign operations included amortization of identified intangibles of $18.7 million, restructuring and other costs of $3.3 million, acquisition-related costs of $4.5 million, and earnout interest accretion of $1.4 million, partially offset by the change in fair value of contingent consideration of $3.3 million. The exclusion of these items from net income would result in a U.S. and foreign pretax net income of $70.7 and $52.8 million, respectively, for the year ended December 31, 2015.

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

For the year ended December 31, 2013, pre-tax income of $173.1 million consisted of U.S. and foreign pre-tax income of $127.2 and $45.9 million, respectively. Pre-tax income attributable to U.S. operations is net of amortization of identified intangibles of $8.1 million, stock-based compensation expense of $25.8 million, restructuring and other costs of $1.7 million, and acquisition-related transaction costs of $0.6 million, partially offset by the change in fair value of contingent consideration of $1.5 million, net of accretion, and gain on sale of building and land of $117.2 million. Pre-tax income attributable to foreign operations is net of restructuring and other costs of $3.1 million, acquisition-related transaction costs of $0.8 million, and amortization of identified intangibles of $11.3 million, partially offset by the change in fair value of contingent consideration of $4.2 million, net of accretion, and the release of reserves related to patent litigation of $3.3 million. The exclusion of these items from net income would result in a U.S. and foreign pretax net income of $44.7 and $53.6 million, respectively, for the year ended December 31, 2013.

Provision for Income Taxes

We recorded a tax provision of $4.0 million in 2015 on pre-tax income of $37.5 million, $8.4 million in 2014 on pre-tax income of $42.1 million, and a tax provision of $64.0 million in 2013 on pre-tax income of $173.1 million.

The provisions for income taxes before discrete items were $10.3, $14.7, and $11.5 million for the years ended December 31, 2015, 2014, and 2013, respectively. Primary differences between our recorded tax provision rate and the U.S. statutory rate of 35% include tax benefits related to credits for research and development costs, lower taxes on permanently reinvested foreign earnings, tax effects of stock-based compensation expense pursuant to ASC 718-740, Stock Compensation—Income Taxes, and changes in the valuation allowance for financial reporting purposes.

The following table reconciles our provision for income taxes before discrete items to our provision for (benefit from) income taxes for the years ended December 31, 2015, 2014, and 2013 (in millions):

	2015	2014	2013
Provision for income taxes before discrete items	$10.3	$14.7	$11.5
Interest related to unrecognized tax benefits	0.3	0.4	0.4
Benefit related to the 2012 U.S. federal research and development tax credit	—	—	(3.2)
Benefit related to increased value of intangibles	—	(3.1)	—
Tax deductions related to ESPP dispositions	(0.5)	(0.6)	(0.6)
Benefit from reassessment of taxes related to filing of prior year tax returns	—	—	(0.1)
Benefit related to reversals of uncertain tax positions	(5.5)	(2.6)	(5.8)
Benefit from reversals of accrued interest related to uncertain tax positions	(0.6)	(0.2)	(0.5)
Benefit related to net adjustments due to foreign audit settlements	—	—	(1.6)
Provision related to valuation allowance for California deferred tax assets	—	—	19.4
Provision related to gain on sale of building and land	—	—	45.4
Other discrete items	—	(0.2)	(0.9)

Provision for income taxes	$4.0	$8.4	$64.0

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

In 2012, we recognized taxable income of approximately $117.2 million, as a result of the sale of our Foster City corporate headquarters facility and related land, and recorded a deferred tax asset of $47.9 million. While this gain was required to be reported in 2012 for income tax purposes, we recognized the gain for financial reporting purposes and reversed the $47.9 million deferred tax asset when we vacated the facility in 2013.

The benefit from the reassessment of tax exposure related to the filing of prior year tax returns of $0.1 million for the year ended December 31, 2013, in the table above consists of $1.8 million of tax expense required to correctly state our prior year tax provision, which was partially offset by $1.9 million change in estimate for items recognized in 2012. The prior year adjustment is required to correctly state our tax provision subsequent to the realignment of the ownership of our intellectual property that is described more fully below. We have determined that the impact of the prior year adjustment is immaterial to our consolidated financial statements for the year ended December 31, 2013.

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

While we currently do not foresee a need to repatriate the earnings of foreign operations, should we require more capital in the U.S. than is generated by our U.S. operations, we may elect to repatriate funds held in our foreign jurisdictions or raise capital in the U.S. through debt or equity issuances. These alternatives could result in higher effective tax rates, the cash payments of taxes and/or increased interest expense. As of December 31, 2015, we have permanently reinvested $141.2 million of unremitted foreign earnings. Should these earnings be remitted to the U.S., the tax on these earnings would be $26.7 million.

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

Significant judgment is required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, we considered all available evidence, including recent operating results, projections of future taxable income, our ability to utilize loss and credit carryforwards, and the feasibility of tax planning strategies. A significant piece of objective positive evidence evaluated for jurisdictions in a net deferred tax asset position was cumulative pre-tax income during the three years ended December 31, 2015. In addition, we considered that loss and credit carryforwards have not expired unused and a majority of our loss and credit carryforwards will not expire prior to 2021.

As of December 31, 2015, we have determined that it is more likely than not that we will realize the benefit related to our deferred tax assets, except for a valuation allowance related to the realization of existing California and Luxembourg deferred tax assets. In 2013, we determined that it is more likely than not that our California deferred tax assets will not be realized based on the size of the research and development credits being generated that exceed the utilization of these tax attributes. As a result, we recorded a charge of $19.4 million to establish a valuation allowance against our California deferred tax assets that may not be realized.

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

Ex-Currency. To better understand trends in our business, we believe it is helpful to adjust our statement of operations to exclude the impact of year-over-year changes in the translation of foreign currencies into U.S. dollars. This is a non-GAAP measure that is calculated by adjusting revenue, gross profit, and operating expenses by using historical exchange rates in effect during the comparable prior year period and removing the balance sheet currency remeasurement impact from interest income and other income (expense), net, including removal of any hedging gains and losses. We refer to these adjustments as “ex-currency.” Management believes the ex-currency measures provides investors with an additional perspective on year-over-year financial trends and enables investors to analyze our operating results in the same way management does. The year-over-year currency impact can be determined as the difference between year-over-year actual growth rates and year-over-year ex-currency growth rates.

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

•

Imputed net expenses related to sale of building and land. On November 1, 2012, we sold the 294,000 square foot building located in Foster City, California, which at that time served as our corporate headquarters, along with approximately four acres of land and certain other assets related to the property, for $179.7 million. We used the facility until October 31, 2013, for which period rent was not required to be paid. This constituted a form of continuing involvement that prevented gain recognition until we vacated the facility during the fourth quarter of 2013. Prior to vacating the building, the proceeds from the sale were recognized as deferred proceeds from property transaction on our Consolidated Balance Sheet. Imputed interest expense and depreciation, net of accrued sublease income and capitalized interest, was accrued during the year ended December 31, 2013, related to the deferred property transaction.

•

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

•

Litigation settlements. In conjunction with our acquisition of Creta Print S.L. (“Cretaprint”), we assumed a contingent liability related to the alleged infringement of certain patents. Because the former owners of Cretaprint agreed to indemnify EFI against any potential liability, we accrued a contingent liability based on a reasonable estimate of the legal obligation that was probable as of the acquisition date and we accrued a contingent asset based on the portion of any liability for which the former Cretaprint owners would indemnify EFI. The net obligation accrued in the opening balance sheet on the acquisition date was EU 2.5 million (or approximately $3.3 million). The Spanish Court of Appeal reached a final determination in 2013, which resulted in EFI having no liability related to any potential infringement of the patent. Because this matter is no longer subject to appeal, we reversed this liability by recognizing a credit against general and administrative expense in 2013.

In addition, we settled or accrued reserves related to several unrelated litigation claims in 2015, 2014, and 2013 in aggregate amounts of $0.6, $0.9, and $0.2 million, respectively.

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

¡	In addition to excluding the tax effect of the non-GAAP items described above, we have excluded the following from our non-GAAP net income for the year ended December 31, 2013:

–	Tax charge of $19.4 million in 2013 resulting from the establishment of a valuation allowance related to the realization of tax benefits from existing California deferred tax assets.

–

Tax benefit of $5.8 million for the years ended December 31, 2013, resulting from the release of previously unrecognized tax benefits. These tax benefits primarily resulted from the release of previously unrecognized tax benefits resulting from the expiration of U.S. federal statutes of limitations.

–

Tax benefit of $3.2 million from the retroactive renewal of the 2012 U.S. federal research and development tax credit on January 2, 2013. The tax benefit had been previously recognized in our non-GAAP net income for the year ended December 31, 2012.

–	Interest expense accrued on prior year tax reserves of $0.3 million for the year ended December 31, 2013.

Usefulness of Non-GAAP Financial Information to Investors

These non-GAAP measures, including ex-currency, are not in accordance with or an alternative to GAAP and may be materially different from other non-GAAP measures, including similarly titled non-GAAP measures, used by other companies. The presentation of this additional information should not be considered in isolation from, as a substitute for, or superior to, net income or earnings per diluted share prepared in accordance with GAAP. Non-GAAP financial measures have limitations in that they do not reflect certain items that may have a material impact upon our reported financial results. We expect to continue to incur expenses of a nature similar to the non-GAAP adjustments described above, and exclusion of these items from our non-GAAP net income and non-GAAP earnings per diluted share should not be construed as an inference that these costs are unusual, infrequent, or non-recurring.

Reconciliation of GAAP Net Income to Non-GAAP Net Income

(unaudited)

	For the years ended December 31,
	2015	2014	2013	Ex-Currency
(in millions, except per share data)				2015
Net income	$33.5	$33.7	$109.1	$33.5

Amortization of identified intangible assets	26.5	20.7	19.4	26.5
Ex-currency adjustment	—	—	—	7.0
Stock-based compensation expense	34.1	36.1	25.8	34.1
Non-cash settlement of vacation liabilities by issuing RSUs	1.3	—	—	1.3
Restructuring and other	5.7	6.6	4.8	5.7
Gain on sale of building and land	—	—	(117.2)	—
General and administrative:
Acquisition-related transaction costs	5.5	1.5	1.4	5.5
Change in fair value of contingent consideration	(2.1)	(3.8)	(5.7)	(2.1)
Litigation reserve provisions, net of releases	0.6	0.9	(3.1)	0.6
Sublease income related to deferred property transaction	—	—	(3.1)	—
Depreciation expense related to deferred property transaction	—	—	1.4	—
Interest income and other income (expense), net:
Interest expense related to deferred property transaction	—	—	1.9	—
Non-cash interest expense related to our Notes	11.8	3.5	—	11.8
Balance sheet currency remeasurement impact	—	—	—	4.2
Tax effect of non-GAAP net income	(19.0)	(12.1)	41.9	(21.1)

Non-GAAP net income	$97.9	$87.1	$76.6	$107.0

Non-GAAP net income per diluted share	$2.03	$1.80	$1.58	$2.22

Shares for purposes of computing diluted non-GAAP net income per share	48.2	48.4	48.4	48.2

Critical Accounting Policies

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

If we experience changes in market or competitive conditions resulting in credits issued to our distributors and partners deviating significantly from our estimates, our revenue may be adversely impacted.

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

Allowances for doubtful accounts. We establish an allowance for doubtful accounts to ensure that trade receivables are not overstated due to uncollectibility. Our accounts receivable balance was $193.1 million, net of allowance for doubtful accounts and revenue reserves of $22.0 million, as of December 31, 2015. To ensure that we have established an adequate allowance for doubtful accounts, management analyzes accounts receivable and historical bad debts, customer concentrations, customer creditworthiness, current economic trends and macroeconomic conditions, changes in customer payment terms, the length of time receivables are past due, and significant one-time events. We record specific reserves for individual accounts when we become aware of specific customer circumstances, such as bankruptcy filings, deterioration in the customer’s operating results or financial position, or potential unfavorable outcomes from disputes with customers or vendors.

Inventory valuation. Management estimates potential future inventory obsolescence and noncancellable purchase commitments to properly value inventory and establish adequate reserves for potential losses on purchase commitments. Significant management judgment and estimates must be made related to inventory valuation including the evaluation of current economic trends, changes in customer demand, product design changes, product life and demand, and the acceptance of our products.

Warranty reserves. Our Industrial Inkjet printer and Fiery DFE products are generally accompanied by a 12 to 15-month limited warranty from date of shipment, which covers both parts and labor. In accordance with ASC 450-30, Loss Contingencies, an accrual is established when the warranty liability is estimable and probable based upon historical experience. A provision for estimated future warranty work is recorded in cost of revenue when revenue is recognized.

The warranty liability is reviewed regularly and periodically adjusted to reflect changes in warranty estimates. Significant management judgments and estimates must be made in connection with establishing and updating warranty reserves including estimated potential inventory return rates and replacement or repair costs. Warranty reserves were $9.6 million as of December 31, 2015.

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

In assessing the need for a valuation allowance, we considered all available evidence, including recent operating results, projections of future taxable income, our ability to utilize loss and credit carryforwards, and the feasibility of tax planning strategies. A significant piece of objective positive evidence evaluated for jurisdictions in a net deferred tax asset position was cumulative pre-tax income over the three years ended December 31, 2015. In addition, we considered that loss and credit carryforwards have not expired unused and a majority of our loss and credit carryforwards will not expire prior to 2021. In 2013, we determined that it is more likely than not that our existing deferred tax assets in California would not be realized based on the size of the research and development credits being generated exceeding the utilization of these tax attributes.

As of December 31, 2015, we have determined that it is more likely than not that we will realize the benefit related to our deferred tax assets, except for a valuation allowance related to the realization of existing California and Luxembourg deferred tax assets.

Deferred tax assets, net of deferred tax liabilities, as of December 31, 2015 were $22.0 million, net of our valuation allowance of $37.7 million.

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

Significant management judgment is required in evaluating our uncertain tax positions. Our gross unrecognized benefits are $46.6 million as of December 31, 2015. Our evaluation of uncertain tax positions is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. If actual settlements differ from these estimates, or we adjust these estimates in future periods, we may need to recognize additional tax benefits or charges that could materially impact our financial position and results of operations.

As of December 31, 2015, we have permanently reinvested $141.2 million of unremitted foreign earnings. Should these earnings be remitted to the U.S., the tax on these earnings would be $26.7 million.

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

Our goodwill valuation analysis is based on our respective reporting units (Industrial Inkjet, Productivity Software, and Fiery), which are consistent with our operating segments identified in Note 15—Segment Information, Geographic Regions, and Major Customers of the Notes to Consolidated Financial Statements. We determined the fair value of our reporting units as of December 31, 2015 by equally weighting the market and income approaches. Under the market approach, we estimated fair value based on market multiples of revenue or earnings of comparable companies. Under the income approach, we estimated fair value based on a projected cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model.

Significant management judgments are required to assess goodwill and intangible asset impairment, including the following:

•	identification of comparable companies to benchmark under the market approach giving due consideration to the following factors:

¡	financial condition and operating performance of the reporting unit being evaluated relative to companies operating in the same or similar businesses,

¡	economic, environmental, and political factors faced by such companies, and

¡	companies that are considered to be reasonable investment alternatives.

•	impact of goodwill impairments recognized in prior years,

•	susceptibility of each of our reporting units to fair value fluctuations,

•	reporting unit revenue, gross profit, and operating expense growth rates,

•	five-year financial forecast,

•	discount rate to apply to estimated cash flows,

•	terminal values based on the Gordon growth methodology,

•	appropriate market comparables,

•	estimated multiples of revenue and earnings before interest expense and taxes (“EBIT”) that a willing buyer is likely to pay,

•	reasonable gross profit levels,

•	estimated control premium a willing buyer is likely to pay, including consideration of the following:

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

Given the uncertainty of the economic environment and the potential impact on our business, there can be no assurance that our estimates and assumptions regarding the duration of the ongoing economic downturn, or the period or strength of recovery, made for purposes of our goodwill impairment testing at December 31, 2015 will prove to be accurate predictions of the future. If our assumptions regarding forecasted revenue or gross profit rates are not achieved, we may be required to record additional goodwill impairment charges in future periods relating to any of our reporting units, whether in connection with the next annual impairment testing in the fourth quarter of 2016 or prior to that, if any such change constitutes an interim triggering event. It is not possible to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

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

We account for business acquisitions as purchase business combinations in accordance with ASC 805, Business Combinations, which requires that the acquisition method of accounting be used for all business combinations. Please refer to Note 1—The Company and its Significant Accounting Policies of the Notes to Consolidated Financial Statements for our accounting policy with respect to accounting for business combinations.

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

Other estimates associated with the accounting for acquisitions include severance costs and the costs to vacate or downsize facilities, including the future costs to operate and eventually abandon or relinquish duplicate facilities. These costs are recognized as restructuring and other expenses (i.e., not included in purchase accounting), are based on management estimates, and are subject to refinement. Estimated costs may change as additional information becomes available regarding assets acquired and liabilities assumed and as management continues its assessment of the pre-merger operations.

Acquisition-related costs of $5.5, $1.5, and $1.4 million were expensed during the years ended December 31, 2015, 2014, and 2013, respectively, associated with businesses acquired during the periods reported and anticipated transactions. The significant increase in acquisition costs incurred during the year ended December 31, 2015 is primarily due to the Reggiani and Matan acquisitions, which closed on July 1, 2015.

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

Determining functional currencies for the purpose of consolidating our international operations. We have a number of foreign subsidiaries, which together account for approximately 51% of our net revenue, approximately 42% of our total assets, and approximately 56% of our total liabilities as of December 31, 2015.

In preparing our consolidated financial statements, for subsidiaries that operate in a U.S. dollar functional currency environment, we must remeasure balance sheet monetary items into U.S. dollars. Foreign currency assets and liabilities are remeasured from the transaction currency into the functional currency at current exchange rates, except for non-monetary assets, liabilities, and capital accounts, which are remeasured at historical exchange rates. Revenue and expenses are recorded at monthly exchange rates, which approximate average exchange rates in effect during each period. Gains or losses from foreign currency remeasurement are included in interest income and other income (expense), net.

For those subsidiaries that operate in a local functional currency environment, all assets and liabilities are translated into U.S. dollars using current exchange rates, while revenue and expenses are translated using monthly exchange rates, which approximate the average exchange rates in effect during each period. Resulting translation adjustments are reported as a separate component of accumulated other comprehensive income (“OCI”), adjusted for deferred income taxes.

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

Liquidity and Capital Resources

Overview

Cash, cash equivalents, and short-term investments decreased by $119.3 million to $497.4 million as of December 31, 2015 from $616.7 million as of December 31, 2014. The decrease was primarily due to cash consideration for the acquisitions of Reggiani, Matan, CTI, and Shuttleworth, net of cash acquired, of $74.8 million, repayment of debt assumed through business acquisitions of $22.5 million, treasury stock purchases of $65.7 million, settlement of shares for employee common stock related tax liabilities and the stock option exercise price of certain stock options of $10.7 million, cash payments for property and equipment of $18.5 million, acquisition-related contingent consideration payments of $4.1 million, partially offset by cash flows provided by operating activities of $65.1 million and proceeds from ESPP purchases and stock option exercises of $11.5 million.

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

(in thousands)	2015	2014	2013
Cash and cash equivalents	$164,091	$298,133	$177,084
Short-term investments	333,276	318,599	177,957

Total cash, cash equivalents, and short-term investments	$497,367	$616,732	$355,041

Net cash provided by operating activities	$65,102	$82,341	$89,339
Net cash used for investing activities	(110,618)	(180,657)	(161,862)
Net cash provided by (used for) financing activities	(88,427)	220,825	(33,390)
Effect of foreign exchange rate changes on cash and cash equivalents	(99)	(1,460)	(999)

Increase (decrease) in cash and cash equivalents	$(134,042)	$121,049	$(106,912)

As of December 31, 2015, we have approximately $141.2 million of unremitted earnings, which are not available to meet our operating and working capital requirements as these amounts have been permanently reinvested. Cash, cash equivalents, and short-term investments held outside of the U.S. in various foreign subsidiaries were $106.0 and $124.1 million as of December 31, 2015 and 2014, respectively. Cash, cash equivalents, and short term investments hed outside of the U.S will be used to fund local operations and finance international acquisitions. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. federal and state income taxes on some or all of these funds. However, our intent is to indefinitely reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

Based on past performance and current expectations, we believe that our cash, cash equivalents, short-term investments, and cash generated from operating activities will satisfy our working capital, capital expenditure, investment, stock repurchase, commitments (see Note 8—Commitments and Contingencies of the Notes to Consolidated Financial Statements), and other liquidity requirements associated with our existing operations through at least the next twelve months. We believe that the most strategic uses of our cash resources include business acquisitions, strategic investments to gain access to new technologies, repurchases of shares of our common stock, and working capital. At December 31, 2015, cash, cash equivalents, and short-term investments available were $497.4 million. We believe that our liquidity position and capital resources are sufficient to meet our operating and working capital needs.

Operating Activities

Net cash provided by operating activities was $65.1, $82.3, and $89.3 million for the years ended December 31, 2015, 2014, and 2013, respectively.

Net cash provided by operating activities in 2015 consists primarily of net income of $33.5 million and non-cash charges and credits of $98.1 million, partially offset by the net change in operating asset and liabilities of $66.5 million. Non-cash charges and credits of $98.1 million consist primarily of $40.1 million of depreciation and amortization, $33.7 million of stock-based compensation, net of cash settlements, provision for inventory obsolescence of $5.2 million, provision for bad debts and sales-related allowances of $7.5 million, non-cash accretion of interest expense related to our Notes and imputed build-to-suit financing obligation of $13.0 million, and $6.0 million of other non-cash charges and credits, partially offset by $7.4 million of deferred tax credits. The net change in operating assets and liabilities of $66.5 million consists primarily of increased accounts receivable of $34.3 million, increased gross inventories of $6.7 million, increased other current assets of $14.9 million, decreased accounts payable and accrued liabilities of $6.4 million, and decreased net income taxes payable of $4.2 million.

Accounts Receivable

Our primary source of operating cash flow is the collection of accounts receivable from our customers. One measure of the effectiveness of our collection efforts is average days sales outstanding for accounts receivable (“DSO”). DSOs were 69, 68, and 61 days at December 31, 2015, 2014, and 2013, respectively. We calculate DSO by dividing net accounts receivable at the end of the quarter by revenue recognized during the quarter, multiplied by the total days in the quarter.

DSOs increased during the year ended December 31, 2015, compared with December 31, 2014, primarily due to sales with extended payment terms and a non-linear sales cycle resulting in significant billings at the end of the year. We expect DSOs to vary from period to period because of changes in the mix of business between direct customers and end user demand driven through the leading printer manufacturers, the effectiveness of our collection efforts both domestically and overseas, and variations in the linearity of our sales. As the percentage of Industrial Inkjet and Productivity Software related revenue increases, we expect DSOs may trend higher. Our DSOs related to the Industrial Inkjet and Productivity Software operating segments are traditionally higher than those related to the significant printer manufacturer customers / distributors in our Fiery operating segment as, historically, they have paid on a more timely basis.

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

Trade receivables sold cumulatively under these facilities were $23.2 and $3.7 million throughout 2015 on a recourse and nonrecourse basis, respectively, which approximates the cash received. The receivables that were sold to third parties were removed from the Consolidated Balance Sheets and were reflected as cash provided by operating activities in the Consolidated Statements of Cash Flows.

Inventories

Our inventories are procured primarily in support of the Industrial Inkjet and Fiery operating segments. The majority of our Industrial Inkjet products are manufactured internally, while Fiery production is primarily outsourced. The result is lower inventory turnover for Industrial Inkjet inventories compared with Fiery inventories.

Our net inventories increased by $34.3 million from $72.1 million at December 31, 2014 to $106.4 million at December 31, 2015 due to inventories acquired in business acquisitions in the Industrial Inkjet operating segment. Inventory turnover was 4.7 during the quarter ended December 31, 2015 compared with 5.3 turns during the quarter ended December 31, 2014. We calculate inventory turnover by dividing annualized current quarter cost of revenue by ending inventories.

Accounts Payable, Accrued and Other Liabilities, and Net Income Taxes Payable

Our operating cash flows are impacted by the timing of payments to our vendors for accounts payable and by our accrual of liabilities. The change in accounts payable, accrued and other liabilities, and net income taxes payable decreased our cash flows provided by operating activities by $10.6 million in 2015. The change in accounts payable, accrued and other liabilities, and net income taxes payable increased our cash flows provided by operating activities by $3.1 and $7.2 million in 2014 and 2013, respectively. Our working capital, defined as current assets minus current liabilities, was $588.2 and $667.8 million at December 31, 2014 and 2013, respectively.

Investing Activities

Net cash used for investing activities was $110.6, $180.7, and $161.9 million for the years ended December 31, 2015, 2014, and 2013, respectively.

	2015	2014	2013
Purchases of short-term investments	$(328,911)	$(281,962)	$(145,088)
Proceeds from sales and maturities of short-term investments	311,508	139,185	47,375
Purchases, net of proceeds from sales, of property and equipment	(18,449)	(15,900)	(49,815)
Businesses and technology purchased, net of cash acquired	(74,766)	(21,980)	(14,688)
Proceeds from notes receivable of acquired businesses and other investments	—	—	354

Net cash used for investing activities	$(110,618)	$(180,657)	$(161,862)

Acquisitions

On July 1, 2015, we acquired Matan for approximately $38.9 million in cash, net of cash acquired, and Reggiani for approximately $26.6 million in cash, net of cash acquired, $26.9 million in shares of EFI stock, plus an additional future potential cash earnout contingent on achieving certain performance targets.

We acquired privately-held CTI and Shuttleworth during the fourth quarter of 2015, which have been included in our Productivity Software operating segment, for aggregate cash consideration of $9.3 million, net of cash acquired, $9.7 million in shares of EFI stock, plus a potential future cash earnout, which is contingent on achieving certain performance targets.

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

PrintLeader, GamSys, Metrix, and Lector were acquired in 2013 for $13.5 million in cash, net of cash acquired, including accounts receivable payments of $0.6 million in 2013, which were dependent on collections, plus additional future cash earnouts contingent on achieving certain performance targets. Purchase price adjustments of $1.2 million were paid related to the Cretaprint, Online Print Marketing Ltd. and DataCreation Pty. Ltd. together doing business as Online Print Solutions (“OPS”), and Technique, Inc. and Technique Business Systems Limited (collectively, “Technique”) acquisitions in 2013.

Property and Equipment

Net purchases of property and equipment were $18.5, $15.9, and $49.8 million in 2015, 2014, and 2013, respectively, including the purchase of ceramic digital ink formulation equipment and purchase and build-out of our corporate headquarters facility. This facility serves as our worldwide corporate headquarters, as well as engineering, marketing, and administrative operations for our Fiery operating segment. We relocated our former headquarters on October 31, 2013. Please refer to Note 8—Commitments and Contingencies of the Notes to Consolidated Financial Statements for additional information.

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

Investments

Purchases of marketable securities, net of proceeds from sales and maturities, were $17.4, $142.8, and $97.7 million in 2015, 2014, and 2013, respectively. We have classified our investment portfolio as “available for sale.” Our investments are made with a policy of capital preservation and liquidity as primary objectives. We may hold investments in fixed income debt securities to maturity; however, we may sell an investment at any time if the quality rating of the investment declines, the yield on the investment is no longer attractive, or we have better uses for the cash. Since we invest primarily in investment securities that are highly liquid with a ready market, we believe the purchase, maturity, or sale of our investments has no material impact on our overall liquidity.

Financing Activities

Net cash provided by (used for) financing activities was $(88.4), $220.8, and $(33.4) million for the years ended December 31, 2015, 2014, and 2013, respectively.

In September 2014, we completed a private placement of $345 million principal amount of Notes. The net proceeds from this offering were $336.3 million, after deducting commissions and offering expenses paid by us. We used approximately $29.4 million of the net proceeds to pay the cost of the Note Hedges (after such cost was partially offset by the proceeds from the Warrant transactions).

Historically, our recurring cash flows provided by financing activities have been from the receipt of cash from the issuance of common stock through the exercise of stock options and employee purchases of ESPP shares. We received proceeds from the exercise of stock options of $2.0, $7.7, and $5.2 million and employee purchases of ESPP shares of $9.5, $8.6, and $7.1 million in 2015, 2014, and 2013, respectively. While we may continue to receive proceeds from these plans in future periods, the timing and amount of such proceeds are difficult to predict and are contingent on a number of factors including the price of our common stock, the timing and number of stock options exercised by employees that had participated in these plans, net settlement options, and general market conditions. We anticipate that cash provided from the exercise of stock options will decline over time as we have shifted to issuance of RSUs, rather than stock options. Although we may grant stock option awards from time to time, the granting of stock options is no longer our usual practice.

The primary use of funds for financing activities in 2015, 2014, and 2013 was $76.4, $101.1, and $35.7 million, respectively, of cash used to repurchase outstanding shares of our common stock. Such purchases included $10.7, $24.3, and $13.9 million of cash used for net settlement of shares for the exercise price of certain stock options and any tax withholding obligations incurred in connection with such exercises and minimum tax withholding obligations that arose on the vesting of RSUs.

On August 31, 2012, our board of directors approved the repurchase of $100 million of outstanding common stock. Under this publicly announced plan, we repurchased 0.7 million shares for an aggregate purchase price of $19.3 million during the year ended December 31, 2013. On November 6, 2013, the board of directors cancelled $58 million remaining for repurchase under the 2012 authorization and approved a new authorization to repurchase of $200 million of outstanding common stock. Under this publicly announced plan, we repurchased 1.5, 1.8, and 0.1 million shares for an aggregate purchase price of $65.7, $76.8, and $2.6 million during the years ended December 31, 2015, 2014, and 2013, respectively.

On November 9, 2015, the board of directors cancelled $54.9 million, effective December 31, 2015, remaining for repurchase under the 2013 authorization and approved a new authorization to repurchase $150 million of outstanding common stock commencing January 1, 2016. This authorization expires December 31, 2018.

See Item 5—Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities for further discussion of our common stock repurchase programs.

Earnout payments during the year ended December 31, 2015 of $2.0, $1.1, $0.6, and $0.3 million are primarily related to the previously accrued Technique, GamSys, Metrix, and SmartLinc contingent consideration liabilities, respectively. Earnout payments during the year ended December 31, 2014 of $6.2, $4.5, $2.0, and $1.2 million are related to the previously accrued Cretaprint, Metrics Sistemas de Informação, Serviços e Comércio Ltda. and Metrics Sistemas de Informação e Serviço Ltda. (collectively, “Metrics”), Technique, and GamSys contingent consideration liabilities, respectively. Earnout payments during the year ended December 31, 2013 of $8.9, $4.5, $1.9, $0.7, and $0.6 million are related to previously accrued Cretaprint, Metrics, Radius, Alphagraph, and Streamline contingent consideration liabilities, respectively. The portion of the Metrics and Radius earnouts representing performance targets achieved in excess of amounts assumed in the opening balance sheet as of the respective acquisition date was $3.4 and $1.6 million during the years ended December 31, 2014 and 2013, respectively, and is reflected as cash used for operating activities in the Consolidated Statements of Cash Flows.

We also paid approximately $22.5 million of indebtedness, which was assumed in the Reggiani acquisition.

Other Commitments

Our Industrial Inkjet inventories consist of inventories required for our internal manufacturing operations and inventory purchased from third party contract manufacturers. Raw materials and finished goods, print heads, frames, digital UV ink, ceramic digital ink, various textile printing inks, and other components are required to support our internal manufacturing operations. Label and packaging digital inkjet printers, solvent ink formulation, branded textile ink, and certain sub-assemblies are purchased from third party contract manufacturers and branded third party ink manufacturers.

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

Contractual Obligations and Off-Balance Sheet Financing

The impact of contractual obligations on our liquidity and capital resources in future periods should be analyzed in conjunction with the factors that impact our cash flows from operating activities discussed previously. The following table summarizes our significant contractual obligations at December 31, 2015 and the effect that such obligations are expected to have on our liquidity and cash flows in future periods. This table excludes amounts already recorded on our balance sheet as liabilities at December 31, 2015, with the exception of acquisition-related contingent consideration liabilities, unrecognized tax benefits, and our Notes.

	Payments due by period
(in thousands)	Total	Less than 1 year	Between 1-3 years	Between 3-5 years	More than 5 years
Operating lease obligations	$57,213	$8,252	$15,255	$13,413	$20,293
Contingent consideration liabilities (1)	54,796	4,545	50,251	—	—
Purchase obligations (2)	30,480	30,480	—	—	—
Convertible senior notes (3)	355,293	2,530	5,175	347,588	—
Unrecognized tax benefits (4)	46,622	—	—	—	—

Total (2)	$544,404	$45,807	$70,681	$361,001	$20,293

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
(3)

Obligations related to our $345 million principal amount of our Notes, which is due in 2019. Estimated remaining interest payments for our Notes, assuming no early retirement of debt obligations, are $10.4 million through 2019.

(4)

As of December 31, 2015, our liability for unrecognized tax benefits, including interest and penalties, is reflected in our Consolidated Balance Sheet as $11.3 million of “noncurrent income taxes payable” and $35.3 million as a reduction of “deferred tax assets.” Due to the uncertainty of the timing of future payments, unrecognized tax benefits are presented in the total column on a separate line in this table. See Note 11—Income Taxes of the Notes to the Consolidated Financial Statements for additional discussion of unrecognized tax benefits.

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

Market Risk

We are exposed to various market risks. Market risk is the potential loss arising from adverse changes in market rates and prices, general credit, foreign currency exchange rate fluctuations, liquidity, and interest rate risks, which may be exacerbated by the tight global credit market and increase in economic uncertainty that have affected various sectors of the financial market and continue to cause credit and liquidity issues. We do not enter into derivatives or other financial instruments for trading or speculative purposes. We may enter into financial instrument contracts to manage and reduce the impact of changes in foreign currency exchange rates on earnings and cash flows. The counterparties to such contracts are major financial institutions. We hedge our operating expense exposure in Indian rupees. The notional amount of our Indian rupee cash flow hedge was $3.2 million at December 31, 2015. We hedge balance sheet remeasurement exposures using forward contracts not designated as hedging instruments with notional amounts of $115.4 million at December 31, 2015 consisting of hedges of Brazilian real, British pound sterling, Israeli shekel, Australian dollar, Japanese yen, Chinese renminbi, and Euro-denominated intercompany balances with notional amounts of $63.7 million, hedges of Brazilian real, British pound sterling, Australian dollar, Canadian dollar, and Euro-denominated trade receivables with notional amounts of $49.1 million, and a hedge of Indian rupee net monetary assets with a notional amount of $2.6 million.

Since Europe represents a significant portion of our revenue and cash flow, SEC encourages disclosure of our European concentrations of credit risk regarding gross receivables, related reserves, and aging on a region or country basis, and the impact on liquidity with respect to estimated timing of receivable payments. Since Europe is composed of varied countries and regional economies, our European risk profile is somewhat more diversified due to the varying economic conditions among the countries. Approximately 31% of our receivables are with European customers as of December 31, 2015. Of this amount, 30% of our European receivables (9% of consolidated net receivables) are in the higher risk southern European countries (mostly Italy, Spain, and Portugal), which are adequately reserved.

Marketable Securities

We maintain an investment portfolio of short-term fixed income debt securities of various holdings, types, and maturities. These short-term investments are generally classified as available-for-sale and, consequently, are recorded on our Consolidated Balance Sheets at fair value with unrealized gains and losses reported as a separate component of OCI. We attempt to limit our exposure to interest rate risk by investing in securities with maturities of less than three years; however, we may be unable to successfully limit our risk to interest rate fluctuations. At any time, a sharp rise in interest rates could have a material adverse impact on the fair value of our investment portfolio. Conversely, declines in interest rates could have a material favorable impact on the fair value of our investment portfolio. Increases or decreases in interest rates could have a material impact on interest earnings related to new investments during the period. We do not currently hedge these interest rate exposures.

Interest Rate Risk

Hypothetical changes in the fair values of financial instruments held by us at December 31, 2015 that are sensitive to changes in interest rates are presented below. The modeling technique measures the change in fair value arising from selected potential changes in interest rates. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 100 basis points over a twelve month time horizon (in thousands):

Valuation of securities assuming an interest rate decrease of 100 basis points	No change in interest rates	Valuation of securities assuming an interest rate increase of 100 basis points
$ 350,086	$ 347,266	$ 344,267

The SEC encourages the discussion of exposure to the uncertainty in the European economy. Specifically, European debt by counterparty (i.e., sovereign and non-sovereign) and by country should be addressed. We have no European sovereign debt investments. Our European debt investments consist of non-sovereign corporate debt securities of $41.7 million, which represents 21% of our corporate debt instruments (12% of our short-term investments) at December 31, 2015. European debt investments of $35.0 million are with corporations domiciled in the northern and central European countries of Sweden, Netherlands, Luxembourg, Norway, France, and the U.K. Short-term investments of $6.7 million are with corporations domiciled in the higher risk “southern European” countries (i.e., Greece, Spain, Portugal, and Italy) or in Ireland. We believe that we do not have significant exposure with respect to our money market and corporate debt investments in Europe, although we do have some exposure due to the interdependencies among the European Union countries.

As of December 31, 2015, we have $345 million principal amount of Notes outstanding. We carry these instruments at face value less unamortized discount on our Consolidated Balance Sheets. Since these instruments bear interest at fixed rates, we have no financial statement risk associated with changes in interest rates. Although the fair value of these instruments fluctuates when interest rates change, a substantial portion of the market value of our Notes in excess of the outstanding principal amount relates to the conversion premium. Please refer to Note 6—Investments and Fair Value Measurements and Note 7—Convertible Senior Notes, Note Hedges, and Warrants of the Notes to Consolidated Financial Statements.

Foreign Currency Exchange Risk

A large portion of our business is conducted in countries other than the U.S. We are primarily exposed to changes in exchange rates for the Euro, British pound sterling, Indian rupee, Japanese yen, Brazilian real, Chinese renminbi, Israeli shekel, New Zealand dollar, and Australian dollar. Although the majority of our receivables are invoiced and collected in U.S. dollars, we have exposure from non-U.S. dollar-denominated sales (consisting of the Euro, British pound sterling, Brazilian real, Chinese renminbi, Israeli shekel, Australian dollar, and Canadian dollar) and operating expenses (primarily the Euro, British pound sterling, Chinese renminbi, Israeli shekel, Japanese yen, Indian rupee, Brazilian real, and Australian dollar) in foreign countries. We can benefit from or be adversely affected by either a weaker or stronger U.S. dollar relative to major currencies worldwide with respect to our consolidated financial statements. Accordingly, we can benefit from a stronger U.S. dollar due to the corresponding reduction in our foreign operating expenses translated in U.S. dollars and at the same time we can be adversely affected by a stronger U.S. dollar due to the corresponding reduction in foreign revenue translated in U.S. dollars.

We hedge our operating expense exposure in Indian rupees. The notional amount of our Indian rupee cash flow hedge was $3.2 million at December 31, 2015. We hedge balance sheet remeasurement exposures using forward contracts not designated as hedging instruments with notional amounts of $115.4 million at December 31, 2015 consisting of hedges of Brazilian real, British pound sterling, Israeli shekel, Australian dollar, Japanese yen, Chinese renminbi, and Euro-denominated intercompany balances with notional amounts of $63.7 million, hedges of Brazilian real, British pound sterling, Australian dollar, Canadian dollar, and Euro-denominated trade receivables with notional amounts of $49.1 million, and a hedge of Indian rupee net monetary assets with a notional amount of $2.6 million.

The impact of hypothetical changes in foreign exchanges rates on revenue and income from operations are presented below. The modeling technique measures the change in revenue and income from operations resulting from changes in selected foreign exchange rates with respect to the Euro and British pound sterling of plus or minus one percent during the year ended December 31, 2015 as follows (in thousands):

	Impact of a foreign exchange rate decrease of one percent	No change in foreign exchange rates	Impact of a foreign exchange rate increase of one percent
Revenue	$884,737	$882,513	$880,289

Income from operations	$57,122	$56,643	$56,164

Item 8: Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Electronics For Imaging, Inc.

Fremont, California

We have audited the accompanying consolidated balance sheets of Electronics For Imaging, Inc. and subsidiaries (collectively, the “Company”) as of December 31, 2015 and 2014 and the related consolidated statements of operations, comprehensive income, cash flows, and stockholders’ equity for each of the two years in the period ended December 31, 2015. Our audits also included the financial statement schedule (2015 and 2014) listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Electronics For Imaging, Inc. and subsidiaries as of December 31, 2015 and 2014 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule (2015 and 2014), when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2016, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/S/    DELOITTE & TOUCHE LLP

San Jose, California

February 18, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Electronics For Imaging, Inc.:

In our opinion, the consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the year ended December 31, 2013 present fairly, in all material respects, the results of operations and cash flows of Electronics For Imaging, Inc. and its subsidiaries for the year ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended December 31, 2013 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/S/    PRICEWATERHOUSECOOPERS LLP

San Jose, California

February 19, 2014

Electronics For Imaging, Inc.

Consolidated Balance Sheets

	December 31,
(in thousands)	2015	2014
Assets
Current assets:
Cash and cash equivalents	$164,091	$298,133
Short-term investments, available for sale	333,276	318,599
Accounts receivable, net of allowances of $22.0 and $17.5 million, respectively	193,121	155,421
Inventories	106,378	72,132
Income taxes receivable	473	1,460
Other current assets	31,139	15,804

Total current assets	828,478	861,549
Property and equipment, net	97,779	86,197
Goodwill	338,793	245,443
Intangible assets, net	135,552	62,571
Deferred tax assets	41,043	39,230
Other assets	14,257	9,580

Total assets	$1,455,902	$1,304,570

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$113,541	$86,940
Accrued and other liabilities	74,425	63,183
Deferred revenue	48,767	41,927
Income taxes payable	3,594	1,714

Total current liabilities	240,327	193,764
Convertible senior notes, net	296,485	284,818
Imputed financing obligation related to build-to-suit lease	13,480	12,472
Noncurrent contingent and other liabilities	51,101	5,440
Deferred tax liabilities	19,003	3,875
Noncurrent income taxes payable	11,312	15,512

Total liabilities	631,708	515,881

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 150,000 shares authorized; 51,808 and 49,671 shares issued, respectively	518	497
Additional paid-in capital	657,354	568,896
Treasury stock, at cost; 4,476 and 2,736 shares, respectively	(190,439)	(113,992)
Accumulated other comprehensive loss	(17,424)	(7,357)
Retained earnings	374,185	340,645

Total stockholders’ equity	824,194	788,689

Total liabilities and stockholders’ equity	$1,455,902	$1,304,570

See accompanying notes to consolidated financial statements.

Electronics For Imaging, Inc.

Consolidated Statements of Operations

	For the years ended December 31,
(in thousands, except per share amounts)	2015	2014	2013
Revenue	$882,513	$790,427	$727,693
Cost of revenue (1)	423,129	360,690	332,527

Gross profit	459,384	429,737	395,166
Operating expenses (gains):
Research and development (1)	141,364	134,732	128,124
Sales and marketing (1)	156,339	147,383	137,583
General and administrative (1)	72,797	66,932	47,755
Amortization of identified intangibles	26,510	20,673	19,438
Restructuring and other (Note 14)	5,731	6,578	4,834
Gain on sale of building and land	—	—	(117,216)

Total operating expenses	402,741	376,298	220,518

Income from operations	56,643	53,439	174,648
Interest expense	(17,364)	(5,859)	(2,306)
Interest income and other income (expense), net	(1,757)	(5,493)	796

Income before income taxes	37,522	42,087	173,138
Provision for income taxes	(3,982)	(8,373)	(64,031)

Net income	$33,540	$33,714	$109,107

Net income per basic common share	$0.71	$0.72	$2.34

Net income per diluted common share	$0.70	$0.70	$2.26

Shares used in basic per-share calculation	47,217	46,866	46,643

Shares used in diluted per-share calculation	48,150	48,406	48,359

(1) Includes stock-based compensation expense as follows:

	2015	2014	2013
Cost of revenue	$2,837	$2,562	$1,817
Research and development	9,406	8,818	7,568
Sales and marketing	7,602	7,070	4,500
General and administrative	14,226	17,611	11,885

See accompanying notes to consolidated financial statements.

Electronics For Imaging, Inc.

Consolidated Statements of Comprehensive Income

(in thousands)	For the years ended December 31,
	2015	2014	2013
Net income	$33,540	$33,714	$109,107
Net unrealized investment gains (losses):
Unrealized holding gains (losses), net of tax benefits of $0.1 and $0.2 million for the years ended December 31, 2015 and 2014, respectively, and tax provision of less than $0.1M for the year ended December 31, 2013	(169)	(344)	66
Reclassification adjustments included in net income, net of tax benefits of less than $0.1 million for the years ended December 31, 2015, 2014, and 2013	(66)	(24)	(23)

Net unrealized investment gains (losses)	(235)	(368)	43
Currency translation adjustments, net of no tax provision for the year ended December 31, 2015 and tax provisions of less than $0.1 and $0.1 million for the years ended December 31, 2014, and 2013, respectively	(9,872)	(5,576)	(1,733)
Unrealized gains (losses) on cash flow hedges	40	(25)	33

Comprehensive income	$23,473	$27,745	$107,450

See accompanying notes to consolidated financial statements.

Electronics For Imaging, Inc.

Consolidated Statements of Stockholders’ Equity

	Common stock		Additional paid-in capital	Treasury stock		Accumulated Other comprehensive income (loss)	Retained earnings	Total stockholders’ equity
(in thousands)	Shares	Amount		Shares	Amount
Balances as of December 31, 2012	79,193	$792	$764,871	(33,045)	$(569,576)	$269	$454,438	$650,794

Comprehensive income (loss), net of tax						(1,657)	109,107	107,450
Exercise of common stock options	433	4	5,168					5,172
Restricted stock vested	1,159	12	(12)					—
Stock-based compensation			25,770					25,770
Stock repurchases				(1,341)	(35,734)			(35,734)
Stock retirement and cancellation	(33,990)	(340)	(335,459)	33,990	592,413		(256,614)	—
Stock issued pursuant to ESPP	575	6	7,125					7,131
Tax benefit from employee stock plans			6,867					6,867
Tax expense related to stock plans								—

Balances as of December 31, 2013	47,370	$474	$474,330	(396)	$(12,897)	$(1,388)	$306,931	$767,450

Comprehensive income (loss), net of tax						(5,969)	33,714	27,745
Exercise of common stock options	490	5	7,690					7,695
Restricted stock vested	1,174	12	(12)					—
Equity component of convertible senior notes, net			63,114					63,114
Purchase of note hedges			(63,928)					(63,928)
Issuance of warrants			34,535					34,535
Stock-based compensation			36,061					36,061
Stock repurchases				(2,340)	(101,095)			(101,095)
Stock issued pursuant to ESPP	637	6	8,615					8,621
Tax benefit from employee stock plans			8,491					8,491

Balances as of December 31, 2014	49,671	$497	$568,896	(2,736)	$(113,992)	$(7,357)	$340,645	$788,689

Comprehensive income (loss), net of tax						(10,067)	33,540	23,473
Exercise of common stock options	124	1	1,901					1,902
Restricted stock vested	925	9	(9)					—
Common stock issued in connection with business acquisitions	787	8	36,559					36,567
Stock-based compensation, net of cash settlements			33,741					33,741
Non-cash settlement of vacation liabllities by issuing RSUs			1,353					1,353
Stock repurchases				(1,740)	(76,447)			(76,447)
Stock issued pursuant to ESPP	301	3	9,544					9,547
Tax benefit from employee stock plans			5,369					5,369

Balances as of December 31, 2015	51,808	$518	$657,354	(4,476)	$(190,439)	$(17,424)	$374,185	$824,194

See accompanying notes to consolidated financial statements.

Electronics For Imaging, Inc.

Consolidated Statements of Cash Flows

	For the years ended December 31,
(in thousands)	2015	2014	2013
Cash flows from operating activities:
Net income	$33,540	$33,714	$109,107
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,124	31,099	28,830
Deferred taxes	(7,384)	(5,836)	53,846
Tax benefit from employee stock plans	5,368	8,491	6,867
Excess tax benefit from stock-based compensation	(3,256)	(9,789)	(7,024)
Provision for bad debts and sales-related allowances	7,536	7,408	9,595
Provision for inventory obsolescence	5,193	6,300	4,508
Stock-based compensation, net of cash settlements	33,741	36,061	25,770
Contingent consideration payments related to businesses acquired	—	(3,428)	(1,563)
Gain on sale of building and land, net of relocation costs paid	—	—	(118,492)
Non-cash accretion of interest expense on convertible notes and imputed financing obligation	12,957	4,433	271
Other non-cash charges and credits	3,844	(3,608)	(4,355)
Changes in operating assets and liabilities, net of effect of acquired companies:
Accounts receivable	(34,355)	(27,143)	(4,409)
Inventories	(6,759)	(11,868)	(13,683)
Other current assets	(14,863)	13,409	(7,117)
Accounts payable and accrued liabilities	(6,371)	8,729	11,819
Income taxes payable and receivable, net	(4,213)	(5,631)	(4,631)

Net cash provided by operating activities	65,102	82,341	89,339

Cash flows from investing activities:
Purchases of short-term investments	(328,911)	(281,962)	(145,088)
Proceeds from sales and maturities of short-term investments	311,508	139,185	47,375
Purchases, net of proceeds from sales, of property and equipment	(18,449)	(15,900)	(49,815)
Businesses and technology purchased, net of cash acquired	(74,766)	(21,980)	(14,688)
Proceeds from notes receivable of acquired businesses and other investments	—	—	354

Net cash used for investing activities	(110,618)	(180,657)	(161,862)

Cash flows from financing activities:
Proceeds from issuance of convertible notes, net of debt issuance costs paid	(58)	336,365	—
Purchase of convertible note hedges	—	(63,928)	—
Proceeds from issuance of warrants	—	34,535	—
Proceeds from issuance of common stock	11,450	16,317	12,303
Purchases of treasury stock and net share settlements	(76,447)	(101,095)	(35,734)
Repayment of debt assumed through business acquisitions	(22,534)	(564)	(1,860)
Contingent consideration payments related to businesses acquired	(4,093)	(10,594)	(15,123)
Excess tax benefit from stock-based compensation	3,255	9,789	7,024

Net cash provided by (used for) financing activities	(88,427)	220,825	(33,390)

Effect of foreign exchange rate changes on cash and cash equivalents	(99)	(1,460)	(999)

Increase (decrease) in cash and cash equivalents	(134,042)	121,049	(106,912)
Cash and cash equivalents at beginning of year	298,133	177,084	283,996

Cash and cash equivalents at end of year	$164,091	$298,133	$177,084

See accompanying notes to consolidated financial statements.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements

Note 1: The Company and Its Significant Accounting Policies

The Company

We are a world leader in customer-centric digital printing innovation focused on the transformation of the printing, packaging, ceramic tile decoration, and textile industries from the use of traditional analog based printing to digital on-demand printing.

Our products include industrial super-wide and wide format, label and packaging, textile, and ceramic tile decoration digital inkjet printers that utilize our digital ink, industrial digital inkjet printer parts, and professional services; print production workflow, web-to-print, cross-media marketing, and business process automation solutions; and color DFEs creating an on-demand digital printing ecosystem. Our ink includes digital UV, LED, ceramic, and thermoforming ink, as well as a variety of textile ink including dye sublimation, pigmented, reactive dye, acid dye, and water-based dispersed printing ink. Our award-winning business process automation solutions are integrated from creation to print and are vertically integrated with our industrial digital inkjet printers and products produced by the leading printer manufacturers that are driven by our Fiery DFEs.

Our product portfolio includes industrial digital inkjet products (“Industrial Inkjet”) including VUTEk and Matan super-wide and wide format, Reggiani textile, Jetrion label and packaging, and Cretaprint digital ceramic tile decoration industrial digital inkjet printers; print production workflow, web-to-print, cross-media marketing, and business process automation software (“Productivity Software”), which provides corporate printing, label and packaging, publishing, and mailing and fulfillment solutions for the printing and packaging industry; and Fiery DFEs (“Fiery”). Our integrated solutions and award-winning technologies are designed to automate print and business processes, streamline workflow, provide profitable value-added services, and produce accurate digital output.

Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of EFI and our subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements requires estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, comprehensive income, cash flows, and related disclosure of contingent assets and liabilities. We evaluate our estimates, including those related to revenue recognition, bad debts, inventory valuation and purchase commitment reserves, warranty obligations, litigation reserves, restructuring activities, fair value of financial instruments, stock-based compensation, income taxes, valuation of goodwill and intangible assets, business combinations, build-to-suit lease accounting, functional currency determination, and contingencies on an ongoing basis. Estimates are based on historical and current experience, the impact of the current economic environment, and various other assumptions believed to be reasonable under the circumstances at the time of the estimate, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Cash, Cash Equivalents, and Short-term Investments

We invest our excess cash on deposit with major banks in money market, U.S. Treasury and government-sponsored entity, corporate, municipal, asset-backed, and mortgage-backed residential securities. By policy, we invest primarily in high-grade marketable securities. We are exposed to credit risk in the event of default by the financial institutions or issuers of these investments to the extent of amounts recorded in our Consolidated Balance Sheets.

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

Based on this analysis, there were no other-than-temporary impairments, including credit-related impairments, during the years ended December 31, 2015, 2014, and 2013. We have determined that gross unrealized losses on short-term investments at December 31, 2015 and 2014 are temporary in nature because each investment meets our investment policy and credit quality requirements. We have the ability and intent to hold these investments until they recover their unrealized losses, which may not be until maturity. Evidence that we will recover our investments outweighs evidence to the contrary.

We classify our investments as current or noncurrent based on the nature of the investments and their availability for use in current operations.

Fair Value of Financial Instruments

We assess the fair value of our financial instruments each reporting period. The carrying amounts of cash, cash equivalents, accounts receivable, accounts payable, and accrued and other liabilities, approximate their respective fair values due to the short maturities of these financial instruments. The fair value of our available-for-sale securities, contingent acquisition-related liabilities, self-insurance liability, and derivative instruments, are disclosed in Note 6—Investments and Fair Value Measurements of the Notes to Consolidated Financial Statements.

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

We recognize revenue on the sale of DFEs, printers, and ink in accordance with the provisions of SEC Staff Accounting Bulletin (“SAB”) 104, Revenue Recognition, and when applicable, ASC 605-25. As such, revenue is generally recognized when persuasive evidence of an arrangement exists, the product has been delivered or services have been rendered, the fee is fixed or determinable, and collection of the resulting receivable is reasonably assured.

Products generally must be shipped against written purchase orders. We use either a binding purchase order or signed contract as evidence of an arrangement. Sales to the leading printer manufacturers are generally evidenced by a master agreement governing the relationship together with a binding purchase order. Sales to our resellers are also evidenced by binding purchase orders or signed contracts and do not generally contain rights of return or price protection. Our arrangements generally do not include product acceptance clauses. When acceptance is required, revenue is recognized when the product is accepted by the customer.

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

We license our software primarily under perpetual licenses. Software revenue consists of licensing, post-contract customer support, and professional consulting. We apply the provisions of ASC 985-605, Software—Revenue Recognition, and if applicable, SAB 104 and ASC 605-25, to all transactions involving the sale of software products and hardware transactions where the software is not incidental.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Multiple-Deliverable Arrangements

We recognize revenue in multiple element arrangements involving tangible products containing software and non-software components that function together to deliver the product’s essential functionality by applying the relative sales price method of allocation in accordance with ASC 605-25. The sales price for each element is determined using VSOE when available (including post-contract customer support, professional services, hosting, and training). When VSOE is not available, then TPE is used. If VSOE or TPE are not available, then BESP is used when applying the relative sales price method for each unit of accounting. When the arrangement includes software and non-software elements, revenue is first allocated to the non-software and software elements as a group based on their relative sales price. Thereafter, the relative sales price allocated to the software elements as a group is further allocated to each unit of accounting in accordance with ASC 985-605. We then defer revenue with respect to the relative sales price that was allocated to any undelivered element.

We have calculated BESP for software licenses and non-software deliverables. We considered several different methods of establishing BESP including cost plus a reasonable margin, stand-alone sales price of the same or similar products, and if available, targeted rate of return, list price less discount, and company published list prices to identify the most appropriate representation of the estimated sales price of our products. Due to the wide range of pricing offered to our customers, we determined that sales price of the same or similar products, list price less discount, and company published list prices were not appropriate methods to determine BESP for our products. Cost plus a reasonable margin and targeted rate of return were eliminated due to the difficulty in determining the cost associated with the intangible elements of each product’s cost structure. As a result, management believes that the best estimate of the sales price of an element is the median sales price of deliverables sold in stand-alone transactions and/or separately priced deliverables contained in bundled arrangements. Elements sold as stand-alone transactions and in bundled arrangements during the four quarters immediately preceding the end of each reporting period were included in the calculation of BESP.

When historical data is unavailable to calculate and support the determination of BESP on a newly launched or customized product, then BESP of similar products is substituted for revenue allocation purposes. We offer customization for some of our products. Customization does not have a significant impact on the discounting or pricing of our products.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

We have insignificant transactions where tangible and software products are sold together in a bundled arrangement. Accounting Standards Update (“ASU”) 2009-14, Certain Revenue Arrangements that Include Software Elements, determined that tangible products containing software and non-software components that function together to deliver the product’s essential functionality are not required to follow the software revenue recognition guidance in ASC 985-605 as long as the hardware components of the tangible product substantively contribute to its functionality. In addition, hardware components of tangible products containing software components shall always be excluded from the guidance in ASC 985-605. Non-software elements are accounted for in accordance with SAB 104.

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

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Deferred Revenue and Related Deferred Costs

Deferred revenue represents amounts received in advance for product support contracts, software customer support contracts, consulting and integration projects, or product sales. Product support contracts include stand-alone product support packages, routine maintenance service contracts, and upgrades or extensions to standard product warranties. We defer these amounts when we invoice the customer and then generally recognize revenue either ratably over the support contract life, upon performing the related services, under the percentage of completion method, or in accordance with our revenue recognition policy. Deferred cost of revenue related to unrecognized revenue on shipments to customers was $8.7 and $2.0 million as of December 31, 2015 and 2014, respectively, and is included in other current assets in our Consolidated Balance Sheets.

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

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Financing Receivables

ASC 310, Receivables, requires disclosures regarding the credit quality of our financing receivables and allowance for credit losses including disclosure of credit quality indicators, past due information, and modifications of our financing receivables. Our financing receivables were $14.8 and $2.6 million consisting of $10.2 and $1.3 million of sales-type lease receivables, included within other current assets and other assets, and $4.6 and $1.3 million of trade receivables having a contractual maturity in excess of one year at December 31, 2015 and 2014, respectively. The credit quality of financing receivables are evaluated on the same basis as trade receivables. We do not have material past due financing receivables.

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

Our Fiery products, which constitute approximately 34% of revenue for the year ended December 31, 2015, are primarily sold to a limited number of leading printer manufacturers. Although end customer and reseller channel preference for Fiery products drives demand, most Fiery revenue relies on these significant printer manufacturer / distributors to design, develop, and integrate Fiery technology into their print engines. We expect that we will continue to depend on a relatively small number of leading printer manufacturers for a significant portion of our revenue, although their significance is expected to decline in future periods as our revenue increases from Industrial Inkjet and Productivity Software products. We generally have experienced longer accounts receivable collection cycles in our Industrial Inkjet and Productivity Software operating segments compared to our Fiery operating segment as, historically, the leading printer manufacturers have paid on a more timely basis. Down payments are generally required from Industrial Inkjet and Productivity Software customers as a means to ensure payment.

Since Europe is composed of varied countries and regional economies, our European risk profile is somewhat more diversified due to the varying economic conditions among the countries. Approximately 31% of our receivables are with European customers as of December 31, 2015. Of this amount, 30% of our European receivables (9% of consolidated net receivables) are in the higher risk southern European countries (mostly Spain, Portugal, and Italy).

We rely on a limited number of suppliers for certain key components, including textile ink, and a few key contract manufacturers to manufacture our Fiery DFEs, label and packaging digital inkjet printer, certain Industrial Inkjet subassemblies, and solvent ink. Any disruption or termination of these arrangements could materially adversely affect our operating results.

Many of our current Fiery and Productivity Software products include software that we license from Adobe. To obtain licenses from Adobe, Adobe requires that we obtain quality assurance approvals from them for our products that use Adobe software.

Accounts Receivable Sales Arrangements

We have facilities in Spain and Italy that enable us to sell to third parties, on an ongoing basis, certain trade receivables without recourse. Trade receivables sold without recourse are generally short-term receivables with payment due dates of less than one year, which are secured by international letters of credit. Trade receivables sold under these facilities were $3.7 and $6.2 million during the years ended December 31, 2015 and 2014, respectively, which approximates the cash received.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

We have facilities in the U.S. and Italy that enable us to sell to third parties, on an ongoing basis, certain trade receivables with recourse. The trade receivables sold with recourse are generally short-term receivables with payment due dates of less than 10 days from the date of sale, which are subject to a servicing obligation. Trade receivables sold under these facilities were $23.2 and $20.8 million during the years ended December 31, 2015 and 2014, respectively, which approximates the cash received.

In accordance with ASC 860-20, Transfers and Servicing, trade receivables are derecognized from our Consolidated Balance Sheet when sold to third parties upon determining that such receivables are presumptively beyond the reach of creditors in a bankruptcy proceeding. The recourse obligation is measured using market data from similar transactions and the servicing liability is determined based on the fair value that a third party would charge to service these receivables. These liabilities were determined to not be material at December 31, 2015 and 2014.

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

We estimate potential future inventory obsolescence and purchase commitments to evaluate the need for inventory reserves. Current economic trends, changes in customer demand, product design changes, product life, demand, and the acceptance of our products are analyzed to evaluate the adequacy of such reserves.

Property and Equipment, Net

Property and equipment is recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows: desktop and laptop computers (two years); computer server equipment (three years); software under perpetual licenses (three to five years); manufacturing, testing, and other equipment (three years); tooling (lesser of three years or the product life); research and development equipment with alternative future uses (three years); equipment leased to customers on operating leases (greater of three years or the lease term); furniture (seven years); land improvements such as parking lots or sidewalks (seven years); leasehold improvements (lesser of five years or the lease term); building improvements (five to ten years); building and improvements under a build-to-suit lease (forty years); and purchased buildings (forty years). When assets are disposed, the asset and accumulated depreciation are removed from our records and the related gain or loss is recognized in our results of operations.

Depreciation expense was $12.2, $9.9, and $9.4 million for the years ended December 31, 2015, 2014, and 2013, respectively. Repairs and maintenance expenditures are expensed as incurred, unless they are considered to be improvements and extend the useful life of the property and equipment.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Internal Use Software

In accordance with ASC 350-40, Intangibles—Goodwill and Other—Internal-Use Software, software development costs, including costs incurred to purchase third party software, are capitalized during the application development stage when certain factors are present including, among others, that technology exists to achieve the performance requirements, management has committed to funding the project, and conceptual formulation, design, and testing of possible software alternatives (preliminary project phase) have all been completed. Costs incurred during preliminary project phase, post-implementation /operational phase, process re-engineering, training, and maintenance must be expensed as incurred. The accumulation of software costs to be capitalized ceases when the software is substantially developed and is ready for its intended use. Capitalized internal use software is amortized over an estimated useful life of three years using the straight-line method.

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

According to the provisions of ASC 350-20-35, a two-step impairment test of goodwill is required, unless the simplified method is elected. In the first step, the fair value of each reporting unit is compared to its carrying value. If the fair value exceeds carrying value, goodwill is not impaired and further testing is not required. If the carrying value exceeds fair value, then the second step of the impairment test is required to determine the implied fair value of the reporting unit’s goodwill. The implied fair value of goodwill is calculated by deducting the fair value of all tangible and intangible net assets of the reporting unit, excluding goodwill, from the fair value of the reporting unit as determined in the first step. If the carrying value of the reporting unit’s goodwill exceeds its implied fair value, then an impairment loss must be recorded equal to the difference. We have not been required to perform this second step of the process because the fair value of our reporting units have exceeded their carrying value as of December 31, 2015, 2014, and 2013.

Long-lived Assets, including Intangible Assets

Purchased intangible assets are amortized on a straight-line basis over their economic lives of three to seven years for developed technology, four to nine years for customer contracts/relationships, five years for covenants not to compete, and three to eighteen years for trademarks and trade names as we believe this method most closely reflects the pattern in which the economic benefits of the assets will be consumed. No changes have been made to the useful lives of amortizable identifiable intangible assets in 2015, 2014, or 2013. Intangible amortization expense was $26.5, $20.7, and $19.4 million for the years ended December 31, 2015, 2014, or 2013, respectively.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

We review the carrying values of long-lived assets whenever events and circumstances, such as reductions in demand, lower projections of profitability, significant changes in the manner of our use of acquired assets, or significant negative industry or economic trends, indicate that the net book value of an asset may not be recovered through expected future cash flows from its use and eventual disposition. If this review indicates that an impairment has occurred, the impaired asset is written down to its fair value, which is typically calculated using quoted market prices and/or expected future cash flows. Our estimates regarding future anticipated net revenue and cash flows, the remaining economic life of the products and technologies, or both, may differ from those used to assess the recoverability of assets. In that event, impairment charges or shortened useful lives of certain long-lived assets may be required, resulting in charges to our Consolidated Statements of Operations when such determinations are made. No asset impairment charges were recognized during the years ended December 31, 2015, 2014, or 2013.

Warranty Reserves

Our Industrial Inkjet printer and Fiery DFE products are generally accompanied by a 12 to 15-month limited warranty from date of shipment, which covers both parts and labor. Estimated future hardware and software warranty costs are recorded as a cost of product revenue when the related revenue is recognized, based on historical and projected warranty claim rates, historical and projected cost-per-claim, and knowledge of specific product failures that are outside our typical experience. Factors that affect our warranty liability include the number of installed units subject to warranty protection, product failure rates, estimated material costs, estimated distribution costs and estimated labor costs.

Warranty reserves were $9.6 and $9.7 million as of December 31, 2015 and 2014, respectively.

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

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Research and Development

Research and development costs were $141.4, $134.7, and $128.1 million for the years ended December 31, 2015, 2014, and 2013, respectively. We expense research and development costs associated with new software products as incurred until technological feasibility is established. Research and development costs include salaries and benefits of employees performing research and development activities, supplies, and other expenses incurred from research and development efforts. To date, we have not capitalized research and development costs associated with software development as products and enhancements have generally reached technological feasibility, as defined by U.S. GAAP, and have been released for sale at substantially the same time. We have capitalized research and development equipment that has been acquired or constructed for research and development activities and has alternative future uses (in research and development projects or otherwise). Such research and development equipment is depreciated on a straight-line basis with a three year useful life.

Advertising

Advertising costs are expensed as incurred. Total advertising and promotional expenses were $4.3, $4.3, and $4.1 million for the years ended December 31, 2015, 2014, and 2013, respectively.

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

Our acquisitions are accounted for as purchase business combinations using the acquisition method of accounting in accordance with ASC 805. Key provisions of the acquisition method of accounting include the following:

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

•

when making adjustments to finalize preliminary accounting during the measurement period, which may be up to one year, we recognize measurement period adjustments in the reporting period in which the adjustment amounts are determined as required by ASU 2015-16, Simplifying the Accounting for Measurement Period Adjustments; and

•

upon final determination of the fair value of assets acquired and liabilities assumed during the measurement period, any subsequent adjustments are recorded to our Consolidated Statements of Operations.

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

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Foreign Currency Translation

In preparing our consolidated financial statements, for subsidiaries that operate in a U.S. dollar functional currency environment, we remeasure balance sheet monetary items into U.S. dollars. Foreign currency assets and liabilities are remeasured from the transaction currency into the functional currency at current exchange rates, except for non-monetary assets, liabilities, and capital accounts, which are remeasured at historical exchange rates. Revenue and expenses are remeasured at monthly exchange rates, which approximate average exchange rates in effect during each period. Gains or losses from foreign currency remeasurement are included in interest income and other income (expense), net. Net gains or losses resulting from foreign currency transactions, including hedging gains and losses, are reported in interest income and other income (expense), net, and were a loss of $4.2, $6.8, and $0.3 million for the years ended December 31, 2015, 2014, and 2013, respectively.

For subsidiaries that operate in a local functional currency environment, all assets and liabilities are translated into U.S. dollars using current exchange rates, while revenue and expenses are translated using monthly exchange rates, which approximate the average exchange rates in effect during each period. Resulting translation adjustments are reported as a separate component of OCI, adjusted for deferred income taxes. The cumulative translation adjustment balance, net of tax, at December 31, 2015 and 2014 was an unrealized loss of $17.0 and $7.2 million, respectively.

Based on our assessment of the salient economic indicators discussed in ASC 830-10-55-5, Foreign Currency Matters, we consider the U.S. dollar to be the functional currency for each of our international subsidiaries except for our Brazilian subsidiary, Metrics, for which we consider the Brazilian real to be the subsidiary’s functional currency; our German subsidiaries, EFI GmbH and Alphagraph, for which we consider the Euro to be the subsidiaries’ functional currency; our Italian subsidiary, Reggiani, for which we consider the Euro to be the functional currency; our Spanish subsidiary, Cretaprint, for which we consider the Euro to be the subsidiary’s functional currency; our U.K. subsidiaries, Electronics For Imaging United Kingdom Limited and Shuttleworth, for which we consider the British pound sterling to be the subsidiaries’ functional currency; our Israeli subsidiary, Matan, for which we consider the shekel to be the functional currency; our Japanese subsidiary, Electronics For Imaging Japan KK, for which we consider the Japanese yen to be the subsidiary’s functional currency; our New Zealand subsidiary contains the Prism Group Holdings Limited (“Prism”) operations in New Zealand for which we consider the New Zealand dollar to be the functional currency; our Australian subsidiary contains the Prism, OPS, and Metrix operations in Australia for which we consider the Australian dollar to be the functional currency; and our subsidiary in the People’s Republic of China, which contains the operations of our Cretaprint sales and support center and our Industrial Inkjet demonstration center for which we consider the renminbi to be the functional currency.

Net Income per Common Share

Net income per basic common share is computed using the weighted average number of common shares outstanding during the period. Net income per diluted common share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the period. Potential common shares result from the assumed exercise of outstanding common stock options having a dilutive effect using the treasury stock method, non-vested shares of restricted stock having a dilutive effect, non-vested restricted stock for which the performance criteria have been met, shares to be purchased under our ESPP having a dilutive effect, the assumed issuance of shares to be issued from escrow related to the acquisitions of Reggiani and CTI, the assumed conversion of our Notes having a dilutive effect using the treasury stock method as well as the dilutive effect of our warrants when the stock price exceeds the conversion price of the Notes. Any potential shares that are anti-dilutive as defined in ASC 260, Earnings Per Share, are excluded from the effect of dilutive securities.

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

Balance Sheet Hedges

We utilize foreign currency exchange forward and option contracts to hedge against the short-term impact of foreign currency exchange rate fluctuations related to certain foreign-currency-denominated monetary assets and liabilities, primarily consisting of Brazilian real, British pound sterling, Australian dollar, Canadian dollar, Chinese renminbi, and Euro-denominated intercompany balances, British pound sterling and Euro-denominated trade receivables, and Indian rupee net monetary assets. These derivative instruments are not designated for hedge accounting treatment since there is a natural offset for the remeasurement of the underlying foreign currency denominated asset or liability. We recognize changes in the fair value of non-designated derivative instruments in earnings in the period of change. Gains and losses on foreign currency forward contracts used to hedge balance sheet exposures are recognized in interest income and other income (expense), net, in the same period as the remeasurement gain or loss of the related foreign currency denominated assets and liabilities.

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

Variable Interest Entities

In accordance with the Variable Interest Entities (“VIE”) sub-section of ASC 810, Consolidation, we perform a formal assessment at each reporting period regarding whether any consolidated entity is considered the primary beneficiary of a VIE based on the power to direct activities that most significantly impact the economic performance of the entity and the obligation to absorb losses or rights to receive benefits that could be significant to us. We do not have any arrangements that meet the definition of a VIE.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Recent Accounting Pronouncements

Deferred Taxes. ASU 2015-17, Balance Sheet Classification of Deferred Taxes, issued in November 2015 and effective in the first quarter of 2016, removes the requirement to classify the current and noncurrent amounts of deferred income tax assets and liabilities and requires noncurrent classification. Under existing guidance, the current and noncurrent classification of deferred income tax assets and liabilities is generally determined by reference to the classification of the related asset or liability unless there is no associated asset or liability that will cause the temporary timing difference to reverse. In that situation, the expected reversal date of the timing difference is used for classification purposes.

This guidance may be implemented either retrospectively or prospectively. We have elected to apply this guidance retrospectively to all prior periods to maintain the comparability of presentation between periods. Early adoption is permitted, so we have elected to early adopt this standard in the current period, which has resulted in the reclassification of deferred tax assets and liabilities of $17.2 and $0.1 million, respectively, from current to noncurrent as of December 31, 2014.

Measurement Period Adjustments. The FASB issued ASU 2015-16, Simplifying the Accounting for Measurement Period Adjustments, in September 2015. The acquirer of a business is required to retrospectively adjust provisional amounts recognized at the acquisition date with a corresponding adjustment to goodwill. Those adjustments are required when new information is obtained about facts and circumstances that existed as of the acquisition date and, if known, would have affected the measurement of the amounts initially recognized or would have resulted in the recognition of additional assets or liabilities. Under current guidance, the acquirer also must revise comparative prior period information, including depreciation, amortization, or other income affects as a result of changes made to provisional amounts. To simplify the accounting for measurement period adjustments, ASU 2015-16 eliminates the requirement to retrospectively account for those adjustments. The impact on our financial statements will be determined in the future if measurement period adjustments are identified.

Debt Issuance Costs. In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which is effective in the first quarter of 2016. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt, which is consistent with the presentation of debt discounts and premiums. Accordingly, approximately $5.8 million of debt issuance costs will be reclassified from other current assets and other assets to a direct reduction of convertible senior notes, net, during the first quarter of 2016. Retrospective application is required, which will result in the restatement of comparative consolidated balance sheets.

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

Revenue Recognition. ASU 2014-09, Revenue from Contracts with Customers, issued in May 2014, enhances the comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets. The principles-based guidance provides a framework for addressing revenue recognition issues comprehensively. The standard requires that revenue should be recognized in an amount that reflects the consideration that the entity expects to be entitled in exchange for goods or services, which are referred to as performance obligations.

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

•

significant judgments and changes in judgments required to determine the transaction price, amounts allocated to performance obligations, and the timing for recognizing revenue resulting from the satisfaction of performance obligations, and

•	assets recognized from the costs to obtain or fulfill a contract.

ASU 2014-09 will be effective in the first quarter of 2018. We are evaluating its impact on our revenue and results of operations.

Supplemental Disclosure of Cash Flow Information

	For the years ended December 31,
(in thousands)	2015	2014	2013
Net cash paid for income taxes	$8,512	$6,157	$7,883

Cash paid for interest expense	$2,945	$128	$210

Acquisitions of businesses and technology:
Cash paid for acquisitions, excluding contingent consideration	$82,446	$23,888	$15,541
Cash acquired in acquisitions	(7,680)	(1,908)	(853)

Net cash paid for acquisitions	$74,766	$21,980	$14,688

Common stock issued in connection with business acquisitions	$36,567	$—	$—

Non-cash investing and financing activities:
Acquisition of property under a build-to-suit lease	$—	$—	$11,230
Non-cash settlement of vacation liabilities by issuing RSUs	1,353	—	—
Property and equipment received, but not paid	1,684	2,275	7,210

	$3,037	$2,275	$18,440

Note 2: Earnings Per Share

Net income per basic common share is computed using the weighted average number of common shares outstanding during the period. Net income per diluted common share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the period. Potential common shares result from the assumed exercise of outstanding common stock options having a dilutive effect using the treasury stock method, non-vested shares of restricted stock having a dilutive effect, non-vested restricted stock for which the performance criteria have been met, shares to be purchased under our ESPP having a dilutive effect, the assumed issuance of shares to be issued from escrow related to the acquisitions of Reggiani and CTI, the assumed conversion of our Notes having a dilutive effect using the treasury stock method as well as the dilutive effect of our warrants when the stock price exceeds the conversion price of the Notes. Any potential shares that are anti-dilutive as defined in ASC 260 are excluded from the effect of dilutive securities.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Performance-based and market-based restricted stock and stock options that would be issuable if the end of the reporting period were the end of the vesting period, if the result would be dilutive, are assumed to be outstanding for purposes of determining net income per diluted common share as of the later of the beginning of the period or the grant date in accordance with ASC 260-10-45-48. Accordingly, performance-based RSUs, which vested on various dates during the years ended December 31, 2015, 2014, and 2013 based on achievement of specified performance criteria related to revenue and non-GAAP operating income targets and market-based RSUs and stock options, which vested on various dates during the years ended December 31, 2015 and 2013 based on achievement of specified stock prices for defined periods are included in the determination of net income per diluted common share as of the beginning of the period.

Basic and diluted earnings per share for the years ended December 31, 2015, 2014, and 2013 are reconciled as follows (in thousands, except for per share amounts):

	2015	2014	2013
Basic net income per share:
Net income available to common shareholders	$33,540	$33,714	$109,107

Weighted average common shares outstanding	47,217	46,866	46,643
Basic net income per share	$0.71	$0.72	$2.34

Dilutive net income per share:
Net income available to common shareholders	$33,540	$33,714	$109,107

Weighted average common shares outstanding	47,217	46,866	46,643
Dilutive stock options, restricted stock, and ESPP purchase rights	933	1,540	1,716

Weighted average common shares outstanding for purposes of computing diluted net income per share	48,150	48,406	48,359

Dilutive net income per share	$0.70	$0.70	$2.26

Potential shares of common stock that are not included in the determination of diluted net income per share because they are anti-dilutive for the periods presented consist of the ESPP purchase rights having an anti-dilutive effect of less than 0.1 million shares for the years ended December 31, 2015 and 2014, and the assumed vesting of restricted stock having an anti-dilutive effect of less than 0.1 million shares for the year ended December 31, 2013.

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

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Note 3: Business Acquisitions

We acquired Reggiani and Matan during 2015, which has been included in our Industrial Inkjet operating segment, and two business process automation businesses, which have been included in our Productivity Software operating segment. Post-acquisition revenue was $88.4 million in 2015 related to these four acquisitions. We acquired four business process automation businesses during 2014, which have been included in our Productivity Software operating segment. We acquired three business process automation businesses and an imposition solution business during 2013, which have been included in our Productivity Software operating segment. Acquisition-related transaction costs were $5.5, $1.5, and $1.4 million during the years ended December 31, 2015, 2014, and 2013, respectively.

These acquisitions were accounted for as purchase business combinations. We allocated the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their estimated fair value on the acquisition date. Excess purchase consideration was recorded as goodwill. Factors contributing to a purchase price that results in goodwill include, but are not limited to, the retention of research and development personnel with skills to develop future technology, support personnel to provide maintenance services related to the products, a trained sales force capable of selling current and future products, the opportunity to expand our presence in the digital inkjet textile printing market through the Reggiani acquisition, the opportunity to cross-sell products of the acquired businesses to existing customers, the opportunity to sell PrintSmith, Pace, Monarch, and Radius products to customers of the acquired businesses, and the positive reputation of each of these companies in the market.

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

The purchase price allocations for the 2015 purchase business combinations are preliminary and subject to change within the respective measurement periods as valuations are finalized. We expect to continue to obtain information to assist us in finalizing the fair value of the net assets acquired during the respective measurement periods, which end at various dates in 2016. Measurement period adjustments will be recognized in the reporting period in which the adjustment amounts are determined.

2015 Acquisitions

Industrial Inkjet Operating Segment

On July 1, 2015, we acquired privately-held Reggiani, a societa per azioni headquartered in Bergamo, Italy, and privately-held Matan, an Israeli company headquartered in Rosh Ha’Ayin, Israel, which has been included in the Industrial Inkjet operating segment.

We purchased Matan for cash consideration of approximately $38.9 million, net of cash acquired. Matan super-wide format digital inkjet roll-to-roll printers, including advanced material handling features such as in-line cutting and slitting, expand our offerings in this market. The consideration is subject to change based on purchase price adjustment provisions.

We purchased Reggiani for cash consideration of approximately $26.6 million, net of cash acquired, the issuance of 0.6 million shares of EFI common stock valued at $26.9 million, plus a potential future cash earnout, which is contingent on achieving certain revenue and EBIT performance targets over consecutive 18 and 12-month periods. Reggiani industrial digital inkjet textile printers address the full scope of advanced textile printing with versatile printers suitable for pigmented, reactive dye, acid dye, and water-based dispersed printing ink. This acquisition expands our presence in the digital inkjet textile printing market.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

The fair value of the earnout related to the Reggiani acquisition is currently estimated to be $43.4 million by applying the income approach in accordance with ASC 805-30-25-5. Key assumptions include a risk-free discount rate of 4.98%, a probability-adjusted revenue level, and probability-adjusted EBIT. Probability-adjusted revenue and EBIT are significant inputs that are not observable in the market, which ASC 820-10-35, refers to as Level 3 inputs. This contingent liability is reflected in the Consolidated Balance Sheet as of December 31, 2015, as a noncurrent liability. In accordance with ASC 805-30-35-1, changes in the fair value of contingent consideration subsequent to the acquisition date are recognized in general and administrative expenses.

Productivity Software Operating Segment

We acquired privately-held CTI and Shuttleworth, which have been included in our Productivity Software operating segment, for aggregate cash consideration of $9.3 million, net of cash acquired, the issuance of 0.2 million shares of EFI common stock valued at $9.7 million, plus a potential future cash earnout, which is contingent on achieving certain performance targets.

CTI, a California limited liability company headquartered in San Diego, California, was acquired on October 6, 2015 and provides manufacturing execution software for the corrugated packaging industry, including business and management capabilities, with a customer base including sheet feeders, sheet plants, and full corrugated box plants.

Shuttleworth, a private limited liability company incorporated in England and Wales and headquartered in Kettering, U.K., was acquired on November 4, 2015, and provides business process automation solutions to the signage and packaging digital print industries. Support and operations of Shuttleworth were included in the Productivity Software operating segment, which provides Pace, Monarch, and Radius products to the Shuttleworth customer base, while continuing to support existing Shuttleworth customers.

The fair value of the CTI and Shuttleworth earnouts are currently estimated to be $7.4 million, by applying the income approach in accordance with ASC 805-30-25-5. Key assumptions include risk-free discount rates of 0.6% to 1.3% and probability-adjusted revenue levels. Probability-adjusted revenue is a significant input that is not observable in the market, which ASC 820-10-35, refers to as a Level 3 input. This contingent liability is reflected in the Consolidated Balance Sheet as of December 31, 2015, as current and noncurrent liabilities of $3.2 and $4.3 million, respectively. In accordance with ASC 805-30-35-1, changes in the fair value of contingent consideration subsequent to the acquisition date are recognized in general and administrative expenses.

2014 Acquisitions

Productivity Software Operating Segment

We acquired privately-held SmartLinc, Rhapso, DirectSmile, and DIMS, which have been included in our Productivity Software operating segment, for aggregate cash consideration of $20.4 million, net of cash acquired, plus additional potential future cash earnouts, which are contingent on achieving certain performance targets.

The fair value of the earnouts related to the 2014 acquisitions are currently estimated to be $3.6 million, which is net of earnout payments of $0.3 million in 2015. Key assumptions include discount rates between 4.7% and 5.2% and probability-adjusted revenue levels. Probability-adjusted revenue levels. These contingent liabilities are reflected in the Consolidated Balance Sheet as of December 31, 2015, as current and noncurrent liabilities of $1.2 and $2.4 million, respectively.

SmartLinc, a Wisconsin corporation headquartered in Milwaukee, Wisconsin, was acquired on January 16, 2014, and provides business process automation software for shipping and logistics operations.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

2013 Acquisitions

Productivity Software Operating Segment

We acquired privately-held PrintLeader, GamSys, Metrix, and Lector, which have been included in our Productivity Software operating segment, for aggregate cash consideration of $12.9 million, net of cash acquired, an additional $0.9 million paid upon collection of accounts receivable, and additional future cash earnouts contingent on achieving certain performance targets.

The fair value of the earnouts related to the 2013 acquisitions are currently estimated to be $0.4 million, which is net of earnout payments of $1.8 and $1.2 million in 2015 and 2014, respectively. Key assumptions include discount rates between 4.5% and 6.0% and probability-adjusted revenue levels. These contingent liabilities are reflected in the Consolidated Balance Sheet as of December 31, 2015, as current and noncurrent liabilities of $0.2 and $0.2 million, respectively.

PrintLeader, a Florida corporation headquartered in Palm City, Florida, was acquired on May 8, 2013, and provides business process automation software to small commercial and in-plant printing operations in North America. Support and operations of PrintLeader were included in the Productivity Software operating segment, which also provide PrintSmith products to the PrintLeader customer base, while continuing to support existing PrintLeader customers.

GamSys, a limited liability company under Belgium law headquartered in LaReid, Belgium, was acquired on May 31, 2013, and provides business process automation software to the printing and packaging industries in the French-speaking regions of Europe and Africa. Support and operations of GamSys were included in the Productivity Software operating segment, which provides PrintSmith, Pace, Monarch, and Radius products to the GamSys customer base, while continuing to support existing GamSys customers.

Metrix, a proprietary limited company incorporated and registered in New South Wales, Australia, headquartered in Edmonds, Washington, was acquired on October 16, 2013, and is a leading innovator in imposition solutions for estimating, planning, and integrating into prepress and postpress solutions and a pending release that will support wide format imposition. This technology acquisition enhances our existing functionality and allowed us to extend our portfolio offerings to bridge the gap between our business process automation software and prepress. Metrix has been included in the Productivity Software operating segment.

Lector, a limited liability company under German law headquartered in Mönchengladbach, Germany, was acquired on November 13, 2013, and provides German-language business process automation solutions to the sheetfed and packaging industries. Support and operations of Lector were included in the Productivity Software operating segment, which provides PrintSmith, Pace, Monarch, and Radius products to the Lector customer base, while continuing to support existing Lector customers.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Valuation Methodologies

Intangible assets acquired in 2015, 2014, and 2013 consist of customer relationships, trade names, existing technology, backlog, and IPR&D. Each intangible asset valuation methodology for each acquisition assumes discount rates between 16% and 24%.

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

	Matan	Reggiani	CTI	Shuttleworth	DIMS	GamSys
Discount rate for IPR&D	16%	21%	18%	20%	20%	17%
IPR&D percent complete at acquisition date	33%	70%	75%	17%	76%	50 - 53%
IPR&D percent complete at December 31, 2015	51%	100%	75%	17%	90%	100%
Acquisition-date valuation (in thousands)	$3,190	$10,879	$150	$555	$389	$150

IPR&D is subject to amortization after product completion over the product life or otherwise subject to impairment in accordance with acquisition accounting guidance. Additional costs incurred to complete IPR&D after the acquisition are expensed.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

The allocation of the purchase price to the assets acquired and liabilities assumed (in thousands) with respect to each of these acquisitions at their respective acquisition dates is summarized as follows:

	2015 Acquisitions						2014 Acquisitions		2013 Acquisitions
Operating Segment	Industrial Inkjet				Productivity Software		Productivity Software		Productivity Software
Acquired Business	Matan		Reggiani		CTI and Shuttleworth		SmartLinc, Rhapso, DirectSmile, DIMS		PrintLeader, GamSys, Metrix, Lector
	Weighted average useful life	Purchase Price Allocation	Weighted average useful life	Purchase Price Allocation	Weighted average useful life	Purchase Price Allocation	Weighted average useful life	Purchase Price Allocation	Weighted average useful life	Purchase Price Allocation
Customer relationships	6 years	$6,630	5 years	$12,187	3-4 years	$5,001	5 years	$8,569	5-6 years	$5,540
Existing technology	5 years	8,790	4 years	33,118	5 years	5,634	4 years	4,890	3-4 years	2,060
Trade names	5 years	2,570	5 years	11,964	4 years	1,357	4 years	1,231	3-4 years	670
IPR&D	—	3,190	—	10,879	—	705	—	389	—	150
Backlog	less than one year	70	less than one year	704	less than one year	132	—	—	—	—
Goodwill		26,609		61,341		17,790		21,078		13,365

		47,859		130,193		30,619		36,157		21,785
Net tangible liabilities		(4,945)		(32,571)		(3,611)		(3,758)		(3,441)

Total purchase price		$42,914		$97,622		$27,008		$32,399		$18,344

The initial preliminary purchase price allocations were adjusted by $3.8, $0.2, and $1.1 million during 2015, 2014, and 2013, respectively, primarily related to deferred tax liabilities.

Goodwill, which represents the excess of the purchase price over the net tangible and intangible assets acquired, that was generated by our acquisitions of Reggiani, CTI, and Shuttleworth is not deductible for tax purposes.

Matan, Reggiani, and Shuttleworth generate revenue and incur operating expenses primarily in shekels, Euros, and British pounds sterling, respectively. Upon consideration of the salient economic indicators discussed in ASC 830-10-55-5, we consider the shekel, Euro, and British pound sterling to be the functional currencies for Matan, Reggiani, and Shuttleworth, respectively.

Unaudited Pro forma Information

The unaudited pro forma information set forth below presents revenue, net income, and earnings per share as if Reggiani, Matan, CTI, and Shuttleworth were acquired as of the beginning of the periods presented and includes certain pro forma adjustments, including increased amortization of identified intangibles, reduced interest income to reflect net cash used for the acquisitions, the related tax effects of these adjustments, and increased share count to give effect to shares issued in the Reggiani and CTI purchase transactions. All acquisitions are included in our financial statements from the date of acquisition. The pro forma information is not intended to represent or be indicative of the consolidated results of operations that would have been reported had the acquisitions been completed as of the beginning of the periods presented and should not be taken as representative of the future consolidated results of operations.

Unaudited pro forma revenue, net income, and earnings per share for the years ended December 31, 2015, 2014, and 2013 is as follows (in thousands, except for per share amounts):

	2015	2014	2013
Revenue	$946,591	$932,156	$846,127

Net income	$83,904	$25,880	$102,596

Earnings per basic common share	$1.76	$0.53	$2.16

Earnings per diluted common share	$1.73	$0.52	$2.09

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Note 4: Balance Sheet Components

Inventories

Inventories, net of allowances, as of December 31, 2015 and 2014 are as follows (in thousands):

	2015	2014
Raw materials	$53,783	$33,903
Work in process	6,646	2,308
Finished goods	45,949	35,921

	$106,378	$72,132

Property and Equipment, Net

Property and equipment, net, as of December 31, 2015 and 2014 are as follows (in thousands):

	2015	2014
Land, buildings, and improvements (including build-to-suit lease)	$72,373	$71,522
Equipment and purchased software	69,748	54,766
Furniture and leasehold improvements	17,449	14,425

	159,570	140,713
Less accumulated depreciation and amortization	(61,791)	(54,516)

	$97,779	$86,197

We entered into a 15-year lease agreement on September 1, 2013 pursuant to which we leased approximately 59,000 square feet in Fremont, California. The leased facility was a cold shell requiring additional build-out and tenant improvements. As explained in Note 8—Commitments and Contingencies of the Notes to Consolidated Financial Statements, we are deemed to be the accounting owner of the facility. The capitalized cost under the build-to-suit lease was $10.6 and $10.9 million as of December 31, 2015 and 2014, respectively, based on the estimated replacement cost of the unfinished space, including capitalized interest, which has been reduced by accumulated depreciation.

Accrued and Other Liabilities

Accrued and other liabilities as of December 31, 2015 and 2014 are as follows (in thousands):

	2015	2014
Accrued compensation and benefits	$31,949	$28,632
Warranty provision	9,635	9,682
Accrued royalty payments	5,305	5,017
Contingent liabilities—current	4,545	8,254
Short-term obligations	4,469	—
Deferred rent	3,367	1,426
Other accrued liabilities	15,155	10,172

	$74,425	$63,183

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Accumulated Other Comprehensive Income (Loss) (“OCI”)

OCI classified within stockholders’ equity in our Consolidated Balance Sheets as of December 31, 2015 and 2014 are as follows (in thousands):

	2015	2014
Net unrealized investment losses	$(376)	$(141)
Currency translation losses	(17,049)	(7,177)
Net unrealized gains (losses) on cash flow hedges	1	(39)

	$(17,424)	$(7,357)

Amounts reclassified out of OCI were less than $0.1 million, net of tax, for the years ended December 31, 2015, 2014, and 2013 million, net of tax, and consisted of unrealized gains and losses from investments in debt securities and are reported within interest income and other income (expense), net, in our Consolidated Statements of Operations.

Note 5: Goodwill and Long-Lived Intangible Assets

Purchased Intangible Assets

Our purchased identified intangible assets resulting from acquisitions that closed during the years ended December 31, 2015 and 2014 are as follows (in thousands, except for weighted average useful life):

		December 31, 2015				December 31, 2014
	Weighted average useful life (years)	Gross carrying amount	Accumulated amortization	Weighted remaining average useful life (years)	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Goodwill	—	$338,793	$—	—	$338,793	$245,443	$—	$245,443

Customer relationships and other	4.4	$75,145	$(36,625)	2.6	$38,520	$54,205	$(21,979)	$32,226
Existing technology	4.3	161,441	(114,018)	4.0	47,423	114,951	(110,189)	4,762
Trademarks and trade names	11.4	65,395	(30,949)	6.7	34,446	50,375	(25,181)	25,194
IPR&D	—	15,163	—	—	15,163	389	—	389

Amortizable intangible assets	5.8	$317,144	$(181,592)	4.6	$135,552	$219,920	$(157,349)	$62,571

Acquired customer relationships and other; existing technology; and trademarks and trade names; are amortized over their estimated useful lives of three to sixteen years using the straight-line method, which approximates the pattern in which the economic benefits of the identified intangible assets are realized. Aggregate amortization expense was $26.5, $20.7, and $19.4 million for the years ended December 31, 2015, 2014, and 2013, respectively. IPR&D is subject to amortization after product completion over the product life or otherwise subject to impairment in accordance with acquisition accounting guidance.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2015, future estimated amortization expense for each of the next five years and thereafter related to the amortization of identified intangible assets is as follows (in thousands):

For the years ended December 31,	Future amortization expense
2016	$31,597
2017	28,210
2018	23,823
2019	20,072
2020	11,071
Thereafter	5,616

$120,389

Goodwill Rollforward

The goodwill rollforward for the years ended December 31, 2015 and 2014 as required by ASC 805 is as follows (in thousands):

	Industrial Inkjet	Productivity Software	Fiery	Total
Ending Balance, December 31, 2013	$61,704	$106,697	$64,802	$233,203

Additions (SmartLinc, Rhapso, DirectSmile, and DIMS acquisitions)	$—	$21,078	$—	$21,078
Opening balance sheet adjustments	—	128	—	128
Foreign currency adjustments	(2,580)	(6,417)	31	(8,966)

Ending Balance, December 31, 2014	$59,124	$121,486	$64,833	$245,443

Additions (Reggiani, Matan, CTI, and Shuttleworth acquisitions)	$91,776	$17,790	$—	$109,566
Opening balance sheet adjustment	(3,826)	(13)	—	(3,839)
Foreign currency adjustments	(4,891)	(6,135)	(1,351)	(12,377)

Ending Balance, December 31, 2015	$142,183	$133,128	$63,482	$338,793

Accumulated Impairment as of December 31, 2015, recognized in 2008	$(103,991)	$—	$—	(103,991)

Goodwill Assessment

ASU 2011-08, Intangibles—Goodwill and Other (ASC 350): Testing Goodwill for Impairment, provides that a simplified analysis of goodwill impairment may be performed consisting of a qualitative assessment to determine whether further impairment testing is necessary. Due to the significant additions to goodwill resulting from the business combinations completed during 2015 and 2014 and because our reporting units are susceptible to fair value fluctuations, we determined that the quantitative analysis should be performed.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

A two-step impairment test of goodwill is required by ASC 350-20-35. In the first step, the fair value of each reporting unit is compared to its carrying value. If the fair value exceeds carrying value, goodwill is not impaired and further testing is not required. If the carrying value exceeds fair value, then the second step of the impairment test is required to determine the implied fair value of the reporting unit’s goodwill. The implied fair value of goodwill is calculated by deducting the fair value of all tangible and intangible net assets of the reporting unit, excluding goodwill, from the fair value of the reporting unit as determined in the first step. If the carrying value of the reporting unit’s goodwill exceeds its implied fair value, then an impairment loss must be recorded equal to the difference.

Our goodwill valuation analysis is based on our respective reporting units (Industrial Inkjet, Productivity Software, and Fiery), which are consistent with our operating segments identified in Note 15—Segment Information, Geographic Regions, and Major Customers of the Notes to Consolidated Financial Statements. We determined the fair value of our reporting units as of December 31, 2015 by equally weighting the market and income approaches. Under the market approach, we estimated fair value based on market multiples of revenue or earnings of comparable companies. Under the income approach, we estimated fair value based on a projected cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Based on our valuation results, we have determined that the fair values of our Industrial Inkjet, Productivity Software, and Fiery reporting units exceed their carrying values by $942, $232, and $643 million, respectively, or 272%, 148%, and 731%, respectively.

To identify suitable comparable companies under the market approach, consideration was given to the financial condition and operating performance of the reporting unit being evaluated relative to companies operating in the same or similar businesses, potentially subject to corresponding economic, environmental, and political factors and considered to be reasonable investment alternatives. Consideration was given to the investment characteristics of the subject companies relative to those of similar publicly traded companies (i.e., guideline companies), which are actively traded. In applying the Public Company Market Multiple Method, valuation multiples were derived from historical and projected operating data of guideline companies and applied to the appropriate operating data of our reporting units to arrive at an indication of fair value. Six suitable guideline companies were identified for the Industrial Inkjet, Productivity Software, and Fiery reporting units, respectively.

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

Solely for purposes of establishing inputs for the income approach to assess the fair value of the Industrial Inkjet, Productivity Software, and Fiery reporting units, we made the following assumptions:

•	Industrial Inkjet revenue growth of 18% in 2015 exceeded historical normalized growth rates for the Industrial Inkjet operating segment due to the Reggiani and Matan acquisitions.

•

Productivity Software revenue growth of 4% in 2015 was less than historical normalized growth rates. We expect this operating segment will achieve historical normalized growth rates during the forecast horizon due to the favorable impact of our acquisition strategy and the benefits of this operating segment on our customers’ profitability in an uncertain economy.

•	Fiery revenue growth of 7% in 2015 significantly exceeded historical normalized growth rates in the Fiery operating segment.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

•	Despite ongoing economic uncertainty, our reporting units’ revenue is assumed to grow at historical normalized rates between 2016 and 2020 for the following primary reasons:

¡

Our Industrial Inkjet revenue is positioned to outpace the slow economy due to the ongoing transition from solvent-based to UV curable-based printing and from UV curing to UV/LED curing. This transition is expected to continue through the forecast horizon and will continue to mitigate the decreased revenue in our ceramic tile decoration digital inkjet business caused by the slowdown in the global construction industry.

¡	Our acquisitions of Reggiani and Matan will enable us to continue to achieve historical normalized revenue growth rates through the forecast horizon.

¡

Our acquisition strategy in the Productivity Software reporting unit will enable us to achieve historical normalized revenue growth rates through the forecast horizon. Our intention is to continue to explore additional acquisition opportunities in this operating segment to further consolidate the business process automation and cloud-based order entry and order management software industries.

¡	Long-term industry growth after 2021.

¡

Gross profit percentages will approximate historical average levels in the Productivity Software and Fiery reporting units. Industrial Inkjet gross profit will be 35 percent, which is less than the levels achieved in 2015, 2014, and 2013 primarily due to lower gross margin percentages realized from Reggiani, partially offset by increased gross margin percentages realized from the next generation C4 ceramic tile decoration digital inkjet printer, which has experienced improving margins subsequent to product launch.

Our discounted cash flow projections are five-year financial forecasts, which were based on annual financial forecasts developed internally by management for use in managing our business and through discussions with the valuation firm engaged by us. The significant assumptions utilized in these conservative five-year financial forecasts included consolidated annual revenue growth rates ranging from 6% to 14% which equates to a consolidated compound annual growth rate of 7%. The upper end of the range exceeds our historical normalized growth rates due to the addition of the Reggiani textile business to our portfolio. Future cash flows were discounted to present value using a mid-year convention and a consolidated discount rate of 9%. Terminal values were calculated using the Gordon growth methodology with a consolidated long-term growth rate of 4%, except for Fiery at 2.5%. The sum of the fair values of the Industrial Inkjet, Productivity Software, and Fiery reporting units was reconciled to our current market capitalization (based on our stock price) plus an estimated control premium. Percentages of revenue over the five-year forecast horizon were compared to approximate percentages realized by the guideline companies. To assess the reasonableness of the estimated control premium of 15.5%, we examined the most similar transactions in relevant industries and determined the average premium indicated by the transactions deemed to be most similar to a hypothetical transaction involving our reporting units. We examined the weighted average and median control premiums offered in relevant industries, industry specific control premiums, and specific transaction control premiums to conclude that our estimated control premium is reasonable.

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

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

•	significant changes in the manner of our use of the acquired assets,

•	significant changes in the strategy for our overall business, and

•	our assessment of growth and profitability in each reporting unit over the coming years.

Given the uncertainty of the economic environment and the potential impact on our business, there can be no assurance that our estimates and assumptions regarding the duration of the ongoing economic downturn, or the period or strength of recovery, made for purposes of our goodwill impairment testing at December 31, 2015 will prove to be accurate predictions of the future. If our assumptions regarding forecasted revenue or gross profit rates are not achieved, we may be required to record additional goodwill impairment charges in future periods relating to any of our reporting units, whether in connection with the next annual impairment testing in the fourth quarter of 2016 or prior to that, if any such change constitutes an interim triggering event. It is not possible to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

Long-Lived Assets

We evaluate potential impairment with respect to long-lived assets whenever events or changes in circumstances indicate their carrying amount may not be recoverable. No asset impairment charges were recognized during the years ended December 31, 2015, 2014, or 2013.

Note 6: Investments and Fair Value Measurements

We invest our excess cash on deposit with major banks in money market, U.S. Treasury and government-sponsored entity, corporate, municipal, asset-backed, and mortgage-backed residential securities. By policy, we invest primarily in high-grade marketable securities. We are exposed to credit risk in the event of default by the financial institutions or issuers of these investments to the extent of amounts recorded in our Consolidated Balance Sheets.

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

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Our available-for-sale short-term investments as of December 31, 2015 and 2014 are as follows (in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
December 31, 2015
U.S. Government and sponsored entities	$98,411	$12	$(137)	$98,286
Corporate debt securities	198,498	20	(510)	198,008
Asset-backed securities	35,276	195	(174)	35,297
Mortgage-backed securities—residential	1,689	2	(6)	1,685

Total short-term investments	$333,874	$229	$(827)	$333,276

December 31, 2014
U.S. Government and sponsored entities	$75,993	$34	$(112)	$75,915
Corporate debt securities	218,493	74	(433)	218,134
Municipal securities	2,375	1	—	2,376
Asset-backed securities	19,061	270	(65)	19,266
Mortgage-backed securities—residential	2,898	13	(3)	2,908

Total short-term investments	$318,820	$392	$(613)	$318,599

The fair value and duration that investments, including cash equivalents, have been in a gross unrealized loss position as of December 31, 2015 and 2014 are as follows (in thousands):

	Less than 12 Months		More than 12 Months		TOTAL
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2015
U.S. Government and sponsored entities	$82,366	$(137)	$—	$—	$82,366	$(137)
Corporate debt securities	136,274	(448)	16,940	(62)	153,214	(510)
Asset-backed securities	27,928	(103)	7,131	(71)	35,059	(174)
Mortgage-backed securities—residential	764	(2)	269	(4)	1,033	(6)

Total	$247,332	$(690)	$24,340	$(137)	$271,672	$(827)

December 31, 2014
U.S. Government and sponsored entities	$120,433	$(112)	$—	$—	$120,433	$(112)
Corporate debt securities	147,141	(433)	—	—	147,141	(433)
Asset-backed securities	14,261	(65)	120	(1)	14,381	(66)
Mortgage-backed securities—residential	640	(2)	—	—	640	(2)

Total	$282,475	$(612)	$120	$(1)	$282,595	$(613)

For fixed income securities that have unrealized losses as of December 31, 2015, we have determined that we do not have the intent to sell any of these investments and it is not more likely than not that we will be required to sell any of these investments before recovery of the entire amortized cost basis. We have evaluated these fixed income securities and determined that no credit losses exist. Accordingly, management has determined that the unrealized losses on our fixed income securities as of December 31, 2015 were temporary in nature.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Amortized cost and estimated fair value of investments at December 31, 2015 is summarized by maturity date as follows (in thousands):

	Amortized cost	Fair value
Mature in less than one year	$180,836	$180,687
Mature in one to three years	153,038	152,589

Total short-term investments	$333,874	$333,276

For the year ended December 31, 2015, net realized gains of $0.1 million were recognized, which were comprised of $0.2 million in realized gains from sale of investments, partially offset by $0.1 million in realized losses. For the year ended December 31, 2014, net realized gains of less than $0.1 million were recognized. For the year ended December 31, 2013, net realized losses of $0.1 million were recognized, which were comprised of $0.1 million in realized gains from sale of investments, offset by $0.2 million in realized losses. As of December 31, 2015 and 2014, net unrealized losses of $0.6 and $0.2 million, respectively, were included in OCI in the accompanying Consolidated Balance Sheets.

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

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Our investments and liabilities measured at fair value have been presented in accordance with the fair value hierarchy specified in ASC 820 as of December 31, 2015 and 2014 in order of liquidity as follows (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
December 31, 2015
Assets:
Money market funds	$13,221	$13,221	$—	$—
U.S. Government and sponsored entities	98,286	34,712	63,574	—
Corporate debt securities	198,778	—	198,778	—
Asset-backed securities	35,297	—	35,113	184
Mortgage-backed securities—residential	1,684	—	1,684	—

	$347,265	$47,933	$299,149	$184

Liabilities:
Contingent consideration, current and noncurrent	$54,796	$—	$—	$54,796
Self-insurance	1,268	—	—	1,268

	$56,064	$—	$—	$56,064

December 31, 2014
Assets:
Money market funds	$25,841	$25,841	$—	$—
U.S. Government and sponsored entities	139,206	63,291	75,915	—
Corporate debt securities	233,758	—	233,758	—
Municipal securities	2,376	—	2,376	—
Asset-backed securities	19,266	—	19,012	254
Mortgage-backed securities—residential	2,908	—	2,908	—

	$423,355	$89,132	$333,969	$254

Liabilities:
Contingent consideration, current and noncurrent	$12,277	$—	$—	$12,277
Self-insurance	1,369	—	—	1,369

	$13,646	$—	$—	$13,646

Money market funds consist of $13.2 and $25.8 million, which have been classified as cash equivalents as of December 31, 2015 and 2014, respectively. U.S. government and sponsored entities securities include $63.3 million, which have been classified as cash equivalents at December 31, 2014. Corporate debt securities include $0.7 and $15.6 million, which have been classified as cash equivalents at December 31, 2015 and 2014, respectively.

Investments are generally classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices or alternative pricing sources with reasonable levels of price transparency. Investments in U.S. Treasury obligations and overnight money market mutual funds have been classified as Level 1 because these securities are valued based on quoted prices in active markets or are actively traded at $1.00 Net Asset Value. There have been no transfers between Level 1 and 2 during the years ended December 31, 2015 and 2014.

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

Liabilities for Contingent Consideration

Acquisition-related liabilities for contingent consideration (i.e., earnouts) are related to the purchase business combinations of Shuttleworth, CTI, and Reggiani in 2015; DIMS, DirectSmile, and SmartLinc in 2014; Metrix, GamSys, and PrintLeader in 2013; and Technique, OPS, Metrics, FX Colors, and Cretaprint in 2012.

The fair value of these earnouts is estimated to be $54.8 and $12.3 million as of December 31, 2015 and 2014, respectively, by applying the income approach in accordance with ASC 805-30-25-5. Key assumptions include risk-free discount rates between 0.6% and 4.98% (Monte Carlo valuation method) and discount rates between 4.2% and 6.4% (probability-adjusted method), as well as probability-adjusted revenue and EBIT levels. Probability-adjusted revenue and EBIT are significant inputs that are not observable in the market, which ASC 820-10-35 refers to as Level 3 inputs. These contingent liabilities have been reflected in the Consolidated Balance Sheet as of December 31, 2015 as current and noncurrent liabilities of $4.5 and $50.3 million, respectively.

The DIMS, DirectSmile, GamSys, Metrix, and SmartLinc earnout performance probability percentages were reduced or not achieved in 2015. The OPS, Technique, and DIMS earnout performance probability percentages were reduced or not achieved in 2014, partially offset by increased performance achievement with respect to the Metrics earnout performance target in 2014. Consequently, the decrease in the fair value of contingent consideration was $3.5 and $4.5 million, partially offset by $1.4 and $0.7 million of earnout interest accretion related to all acquisitions, during the years ended December 31, 2015 and 2014, respectively. In accordance with ASC 805-30-35-1, changes in the fair value of contingent consideration subsequent to the acquisition date have been recognized in general and administrative expense.

Earnout payments during the year ended December 31, 2015 of $2.0, $1.1, $0.6, and $0.3 million are primarily related to the previously accrued Technique, GamSys, Metrix, and SmartLinc contingent consideration liabilities, respectively. Earnout payments during the year ended December 31, 2014 of $6.2, $4.5, $2.0, and $1.2 million are related to the previously accrued Cretaprint, Metrics, Technique, and GamSys contingent consideration liabilities, respectively.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Changes in the contingent liability for contingent consideration during the years ended December 31, 2015 and 2014 are summarized as follows:

Fair value of contingent consideration at December 31, 2013	$21,052
Fair value of SmartLinc contingent consideration at January 16, 2014	1,546
Fair value of DirectSmile contingent consideration at July 18, 2014	4,162
Fair value of DIMS contingent consideration at September 15, 2014	4,456
Changes in valuation	(3,813)
Payments	(14,047)
Foreign currency adjustment	(1,079)

Fair value of contingent consideration at December 31, 2014	$12,277
Fair value of Reggiani contingent consideration at July 1, 2015	43,170
Fair value of CTI contingent consideration at October 6, 2015	2,551
Fair value of Shuttleworth contingent consideration at November 4, 2015	5,077
Changes in valuation	(3,575)
Payments	(4,093)
Foreign currency adjustment	(611)

Fair value of contingent consideration at December 31, 2015	$54,796

A narrative description of the sensitivity of recurring fair value measurements to changes in unobservable inputs is required if a change in those inputs might result in a significantly higher or lower fair value measurement. Since the primary inputs to the fair value measurement of the contingent consideration liability are the discount rate and probability-adjusted revenue, we reviewed the sensitivity of the fair value measurement to changes in these inputs. We assessed the probability of achieving the revenue performance targets for the contingent consideration associated with each acquisition at percentage levels between 60% and 100% as of each respective acquisition date based on an assessment of the historical performance of each acquired entity, our current expectations of future performance, and other relevant factors. A change in probability-adjusted revenue of five percentage points from the level assumed in the current valuations would result in a change in the fair value of contingent consideration of $2.2 million resulting in a corresponding adjustment to general and administrative expense. A change in the discount rate of one percentage point results in a change in the fair value of contingent consideration of $0.7 million. The potential undiscounted amount of future contingent consideration cash payments that we could be required to make related to our business acquisitions, beyond amounts currently accrued, is $12.8 million as of December 31, 2015.

Fair Value of Derivative Instruments

We utilize the income approach to measure the fair value of our derivative assets and liabilities. The income approach uses pricing models that rely on market observable inputs such as yield curves, currency exchange rates, and forward prices, and are therefore classified as Level 2 measurements. The notional amount of our derivative assets and liabilities was $118.6 and $89.5 million as of December 31, 2015 and 2014, respectively. The fair value of our derivative assets and liabilities that were designated for cash flow hedge accounting treatment having notional amounts of $3.2 and $2.9 million as of December 31, 2015 and 2014, respectively, was not material.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Fair Value of Convertible Senior Notes

In September 2014, we issued $345 million aggregate principal amount of 0.75% Convertible Senior Notes due 2019 (“Notes”). The Notes are carried at their original issuance value, net of unamortized debt discount, and are not marked to market each period. The approximate fair value of the Notes as of December 31, 2015 was approximately $366 million and was considered a Level 2 fair value measurement. Fair value was estimated based upon actual quotations obtained at the end of the reporting period or the most recent date available. A substantial portion of the market value of our Notes in excess of the outstanding principal amount relates to the conversion premium.

Note 7: Convertible Senior Notes, Note Hedges, and Warrants

0.75% Convertible Senior Notes Due 2019

In September 2014, we completed a private placement of $345 million principal amount of 0.75% Convertible Senior Notes due 2019 (“Notes”). The Notes were sold to the initial purchasers for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The net proceeds from this offering were approximately $336.3 million, after deducting the initial purchasers’ commissions and the offering expenses payable by us. We used approximately $29.4 million of the net proceeds to purchase the Note Hedges described below, net of the proceeds from the Warrant transactions also described below.

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

The initial conversion rate is 18.9667 shares of common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $52.72 per share of common stock. Upon conversion of the Notes, holders will receive cash, shares of common stock or a combination thereof, at our election. Our intent is to settle the principal amount of the Notes in cash upon conversion. If the conversion value exceeds the principal amount, we would deliver shares of our common stock for our conversion obligation in excess of the aggregate principal amount. As of December 31, 2015, none of the conditions allowing holders of the Notes to convert had been met.

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

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

The Notes consist of the following at December 31, 2015 (in thousands):

Liability component	$345,000
Less: debt discount, net of amortization	48,515

Net carrying amount	$296,485

Equity component	$63,643
Less: debt issuance costs allocated to equity	(1,582)

Net carrying amount	$62,061

Interest expense recognized related to the Notes during the years ended December 31, 2015 and 2014 was as follows (in thousands):

	2015	2014
0.75% coupon	$2,595	$798
Amortization of debt issuance costs	1,396	419
Amortization of debt discount	11,667	3,461

	$15,658	$4,678

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

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Note 8: Commitments and Contingencies

Contingent Consideration

We are required to make payments to the former stockholders of acquired companies based on the achievement of specified performance targets as more fully explained in Note 6—Investments and Fair Value Measurements.

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

Lease Commitments

As of December 31, 2015, we lease certain of our current facilities under noncancellable operating lease agreements. We are required to pay property taxes, insurance, and nominal maintenance costs for certain of these facilities and any increases over the base year of these expenses on the remainder of our facilities.

Future minimum lease payments under non-cancellable operating leases, including our build-to-suit lease, and future minimum sublease receipts, for each of the next five years and thereafter as of December 31, 2015 are as follows (in thousands):

	Future Minimum	Future Minimum
Fiscal Year	Lease Payments	Sublease Receipts
2016	$8,252	$249
2017	8,165	158
2018	7,090	93
2019	6,423	33
2020	4,990	—
Thereafter	20,293	—

Total	$55,213	$533

Rent expense was approximately $8.0, $6.1, and $6.1 million for the years ended December 31, 2015, 2014, and 2013, respectively. Sublease rental income was approximately $3.1 million for the year ended December 31, 2013. Sublease income results primarily from the imputed sublease of the portion of the building occupied by the purchaser before we vacated the facility in September 2013. Please refer to Note 13—Gain on Sale of Building and Land.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

The leased facility was a cold shell requiring additional build-out and tenant improvements. The landlord paid the costs of the build-out up to $4.5 million, including all structural improvements, and we paid the costs of tenant improvements beyond that amount. We paid $5.3 million of tenant improvements, including furniture and equipment and capitalized interest. The landlord is responsible for costs related to force majeure events that result in any damage to the facility. We were responsible for cost over-runs, if any, related to force majeure events including strikes, war, and material availability. Since we are responsible for cost overruns related to certain force majeure events, we are in substance offering an indemnification for events outside of our control. As such, we are deemed to be the accounting owner of the facility. As of December 31, 2015, we have capitalized $10.6 million in property and equipment based on the estimated replacement cost of the unfinished space, including capitalized interest, reduced by accumulated depreciation.

Monthly lease payments are allocated between the land element of the lease, which is accounted for as an operating lease upon lease execution, and the imputed financing obligation. The imputed financing obligation is being amortized upon lease commencement in accordance with the effective interest method using the interest rate determined in accordance with the requirements of sale leaseback accounting. The imputed interest cost incurred during the construction period was capitalized as a component of the construction cost upon lease commencement. As of December 31, 2015, the imputed financing obligation in connection with the facility was $13.5 million, including accrued interest, which was classified as a noncurrent imputed financing obligation in our Consolidated Balance Sheet. If the requirements of sale leaseback accounting are satisfied, or at the end of the initial lease term, we will reverse the net book value of the building and the corresponding imputed financing obligation.

Guarantees and Product Warranties

Guarantees must be disclosed upon issuance and a liability recognized for the fair value of obligations we assume under such guarantees in accordance with ASC 460, Guarantees, which applies to both general guarantees and product warranties.

Our Industrial Inkjet printer and Fiery DFE products are generally accompanied by a 12 to 15-month limited warranty from date of shipment, which covers both parts and labor. In accordance with ASC 450-30, an accrual is established when the warranty liability is estimable and probable based on historical experience. A provision for the estimated warranty costs relating to products that have been sold is recorded in cost of revenue upon recognition of revenue and the resulting accrual is reviewed regularly and periodically adjusted to reflect changes in warranty estimates.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

The changes in product warranty reserve for the years ended December 31, 2015 and 2014 were as follows (in thousands):

	2015	2014
Balance at January 1,	$9,682	$11,047
Liability assumed through business acquisitions	1,006	—
Provisions, net of releases	11,839	9,874
Settlements	(12,892)	(11,239)

Balance at December 31,	$9,635	$9,682

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

As of December 31, 2015, we are subject to the matters discussed below.

Componex vs. EFI

Componex, Inc. is a manufacturer of rolls used in machines handling continuous sheets of product and is a supplier for certain products in our VUTEk product line. On May 30, 2013, Componex filed an action in the United States District Court for the Western District of Wisconsin (“District Court”) alleging that rolls supplied to EFI by other vendors infringe two patents held by Componex. We moved for summary judgment that, among other things, Componex’s patents are not valid and that, even if they are, the rolls supplied and used in our products do not infringe the patents. Componex also moved for summary judgment of infringement. On November 12, 2014, the District Court granted summary judgment that one of the two patents at issue is invalid, that there is no evidence of infringement of the other patent at issue, and entered judgment in favor of EFI. On December 4, 2014, Componex filed its notice of appeal to the United States Court of Appeals for the Federal Circuit (“Court of Appeals”). On October 16, 2015, the Court of Appeals affirmed the District Court’s judgment in its entirety. The Court of Appeals’ decision is final; consequently, we do not have any liability in this matter.

MDG Matter

EFI acquired Matan in 2015 from sellers (the “2015 Sellers”) that acquired Matan Digital Printing Ltd. from other sellers in 2001 (the “2001 Sellers”). The 2001 Sellers have asserted a claim against the 2015 Sellers and Matan asserting that they are entitled to a portion of the 2015 Sellers’ proceeds from EFI’s acquisition. The 2015 Sellers dispute any such claim and have fully indemnified EFI against the 2001 Sellers’ claim.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Although we are fully indemnified and we do not believe that it is probable that we will incur a loss, it is reasonably possible that our financial statements could be materially affected by the unfavorable resolution of this matter. Accordingly, it is reasonably possible that we could incur a material loss in this matter. We estimate the range of loss to be between one Euro and € 9.6 million ($10.5 million). If we incur a loss in this matter, it will be offset by an indemnification receivable of an equal amount representing a claim against the escrow account.

Other Matters

As of December 31, 2015, we were subject to various other claims, lawsuits, investigations, and proceedings in addition to the matter discussed above. There is at least a reasonable possibility that additional losses may be incurred in excess of the amounts that we have accrued. However, we believe that these claims are not material to our financial statements or the range of reasonably possible losses is not reasonably estimable. Litigation is inherently unpredictable, and while we believe that we have valid defenses with respect to legal matters pending against us, our financial statements could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies or because of the diversion of management’s attention and the incurrence of significant expenses.

Note 9: Common Stock Repurchase Programs

On November 6, 2013, the board of directors approved the repurchase of $200 million of outstanding common stock. Under this publicly announced plan, we repurchased 1.5 and 1.8 million shares for an aggregate purchase price of $65.7 and $76.8 million during the years ended December 31, 2015 and 2014, respectively.

On November 9, 2015, the board of directors cancelled $54.9 million remaining for repurchase under the 2013 authorization and approved a new authorization to repurchase $150 million of outstanding common stock commencing January 1, 2016. This authorization expires December 31, 2018.

Our employees have the option to surrender shares of common stock to satisfy their tax withholding obligations that arise on the vesting of RSUs. In connection with stock option exercises, certain employees can surrender shares to satisfy the exercise price of certain stock options and any tax withholding obligations incurred in connection with such exercises. Employees surrendered 0.2 and 0.6 million shares for an aggregate purchase price of $10.7 and $24.3 million for the years ended December 31, 2015 and 2014, respectively.

These repurchased shares reduce shares outstanding and are recorded as treasury stock under the cost method thereby reducing stockholders’ equity by the cost of the repurchased shares. Our buyback program is limited by SEC regulations and is subject to compliance with our insider trading policy.

On November 6, 2013, as shown in our Consolidated Statement of Stockholders’ Equity, the board of directors approved the retirement of 34.0 million shares of treasury stock. These retired shares are now classified as authorized, but unissued, shares. The retired shares had a carrying value, at cost, of $592.4 million. Under the cost method, the par value of formally retired treasury stock is deducted from common stock, a pro rata share is deducted from additional paid-in capital, and any remaining excess of cost over the par value and the pro rata share of additional paid-in capital is deducted from retained earnings.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Note 10: Derivatives and Hedging

We are exposed to market risk and foreign currency exchange risk from changes in foreign currency exchange rates, which could affect operating results, financial position, and cash flows. We manage our exposure to these risks through our regular operating and financing activities and, when appropriate, through the use of derivative financial instruments. These derivative financial instruments are used to hedge monetary assets and liabilities, intercompany balances, trade receivables, anticipated cash flows, and to reduce earnings and cash flow volatility resulting from shifts in market rates. Our objective is to offset gains and losses resulting from these exposures with losses and gains on the derivative contracts used to hedge them, thereby reducing volatility of earnings or protecting fair values of assets and liabilities. We do not have any leveraged derivatives, nor do we use derivative contracts for speculative purposes. ASC 815, Derivatives and Hedging, requires the fair value of all derivative instruments, including those embedded in other contracts, to be recorded as assets or liabilities in our Consolidated Balance Sheet. The related cash flow impacts of our derivative contracts are reflected as cash flows from operating activities.

Our exposures are primarily related to non-U.S. dollar-denominated revenue in Europe, the U.K., Latin America, China, Israel, Australia, Canada, and to non-U.S. dollar-denominated operating expenses in Europe, India, Japan, the U.K., China, Israel, Brazil, and Australia. We hedge our operating expense cash flow exposure in Indian rupees. We hedge balance sheet remeasurement exposure associated with Brazilian real, British pound sterling, Israeli shekel, Australian dollar, Japanese yen, Canadian dollar, Chinese renminbi, and Euro-denominated intercompany balances; Brazilian real, British pound sterling, Australian dollar, Canadian dollar, and Euro-denominated trade receivables, and Indian rupee-denominated net monetary assets.

By their nature, derivative instruments involve, to varying degrees, elements of market and credit risk. The market risk associated with these instruments resulting from currency exchange movement is expected to offset the market risk of the underlying transactions, assets, and liabilities being hedged (i.e., operating expense exposure in Indian rupees; the collection of Brazilian real, British pound sterling, Australian dollar, Canadian dollar, and Euro-denominated trade receivables; and the settlement of Brazilian real, British pound sterling, Israeli shekel, Australian dollar, Japanese yen, Chinese renminbi, and Euro-denominated intercompany balances). We do not believe there is significant risk of loss from non-performance by the counterparty associated with these instruments because, by policy, we deal with counterparties having a minimum investment grade or better credit rating. Credit risk is managed through the continuous monitoring of exposures to such counterparties.

Cash Flow Hedges

Foreign currency derivative contracts with notional amounts of $3.2 and $2.9 million and net asset/liability amounts that are immaterial have been designated as cash flow hedges of our Indian rupee operating expense exposure at December 31, 2015 and 2014, respectively. The changes in fair value of these contracts are reported as a component of OCI and reclassified to operating expense in the periods of payment of the hedged operating expenses. The amount of ineffectiveness that was recorded in the Consolidated Statements of Operations for these designated cash flow hedges was immaterial. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Balance Sheet Hedges

Forward contracts not designated as hedging instruments with notional amounts of $115.4 and $86.6 million are used to hedge foreign currency balance sheet exposures at December 31, 2015 and 2014, respectively. They are not designated for hedge accounting treatment since there is a natural offset for the remeasurement of the underlying foreign currency denominated asset or liability. We recognize changes in the fair value of non-designated derivative instruments in earnings in the period of change. Gains (losses) on foreign currency forward contracts used to hedge balance sheet exposures are recognized in interest income and other income (expense), net, in the same period as the remeasurement gain (loss) of the related foreign currency denominated assets and liabilities. Forward contracts not designated as hedging instruments consist of hedges of Brazilian real, British pound sterling, Israeli shekel, Australian dollar, Japanese yen, Chinese renminbi, and Euro-denominated intercompany balances with notional amounts of $63.7 and $63.8 million at December 31, 2015 and 2014, respectively, hedges of Brazilian real, British pound sterling, Australian dollar, Canadian dollar, and Euro-denominated trade receivables with notional amounts of $49.1 and $20.8 million at December 31, 2015 and 2014, respectively, and hedges of Indian rupee net monetary assets with notional amounts of $2.6 and $1.9 million at December 31, 2015 and 2014, respectively.

Note 11: Income Taxes

The components of income before income taxes for the years ended December 31, 2015, 2014, and 2013 are as follows (in thousands):

	2015	2014	2013
U.S.	$9,311	$15,090	$127,232
Foreign	28,211	26,997	45,906

Total	$37,522	$42,087	$173,138

The provision for (benefit from) income taxes for the years ended December 31, 2015, 2014, and 2013 is summarized as follows (in thousands):

	2015	2014	2013
Current:
U.S. Federal	$3,754	$5,050	$6,589
State	1,813	1,237	(3,250)
Foreign	5,798	7,922	6,845

Total current	11,365	14,209	10,184

Deferred:
U.S. Federal	(3,119)	(94)	20,875
State	(583)	846	33,532
Foreign	(3,682)	(6,588)	(560)

Total deferred	(7,384)	(5,836)	53,847

Provision for income taxes	$3,981	$8,373	$64,031

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

The reconciliation of the income tax provision (benefit) computed at the federal statutory rate to the actual tax provision (benefit) for the years ended December 31, 2015, 2014, and 2013 is as follows (in thousands):

	2015		2014		2013
Tax provision at federal statutory rate	$13,133	35.0%	$14,731	35.0%	$60,598	35.0%
State income taxes, net of federal benefit	800	2.1	360	0.9	467	0.3
Research and development credits	(4,217)	(11.2)	(2,629)	(6.2)	(6,793)	(3.9)
Effect of foreign operations	(3,483)	(9.3)	(2,293)	(5.4)	(7,417)	(4.3)
Non-deductible acquisition & integration costs	351	0.8	382	0.8	58	(0.1)
Increase in value of intangible assets	—	—	(3,130)	(7.4)	—	—
Reduction in accrual for estimated potential tax assessments	(4,808)	(12.7)	(2,088)	(5.0)	(4,427)	(2.6)
Non-deductible stock-based compensation pursuant to ASC 718-740	3,244	8.6	2,793	6.6	1,764	1.0
Valuation allowance changes affecting provision for income taxes	—	—	—	—	20,012	11.6
Benefit from reassessment of taxes from filing of prior year tax returns	—	—	—	—	(72)	(0.1)
Domestic Manufacturing Deduction	(878)	(2.3)	(598)	(1.4)	—	—
Other	(161)	(0.4)	845	2.0	(159)	(0.1)

Provision for (benefit from) income taxes	$3,981	10.6%	$8,373	19.9%	$64,031	36.8%

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

The benefit for the reassessment of tax exposure related to the filing of prior year tax returns of $0.1 million for the year ended December 31, 2013, in the table above consists of $1.8 million of tax expense required to correctly state our prior year tax provision, which was partially offset by $1.9 million change in estimate for items recognized in the prior year. The prior year adjustment is required to correctly state our tax provision subsequent to the realignment of our Productivity Software and Cretaprint intellectual property in 2012 to parallel our worldwide intellectual property ownership. The impact of the prior year adjustment is immaterial to our consolidated financial statements for the year ended December 31, 2013.

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

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

While we currently do not foresee a need to repatriate the earnings of foreign operations, should we require more capital in the U.S. than is generated by our U.S. operations, we may elect to repatriate funds held in our foreign jurisdictions or raise capital in the U.S. through debt or equity issuances. These alternatives could result in higher effective tax rates, the cash payments of taxes and/or increased interest expense. As of December 31, 2015, we have permanently reinvested $141.2 million of unremitted foreign earnings. Should these earnings be remitted to the U.S., the tax on these earnings would be $26.7 million.

In Altera Corp.v. Commissioner, the U.S Tax Court issued an opinion on July 27, 2015, related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. To date, the U.S. Department of the Treasury has not withdrawn the requirement to include stock-based compensation in intercompany cost-sharing arrangements from its regulations. Due to the uncertainty related to the status of the current regulations and whether the Internal Revenue Service will appeal the decision, we have not recorded any benefit as of December 31, 2015 in our Consolidated Statement of Operations. We will continue to monitor ongoing developments and potential impacts to our consolidated financial statements.

The tax effects of temporary differences that give rise to deferred tax assets (liabilities) as of December 31, 2015 and 2014 are as follows (in thousands):

	2015	2014
Reserves and accruals not currently deductible for tax purposes	$13,804	$13,776
Net operating loss carryforwards	10,409	10,528
Tax credit carryforwards	44,176	54,321
Deferred revenue	3,778	2,403
Stock-based compensation	8,309	7,778
Other	5,099	2,956

Gross deferred tax assets	85,575	91,762

Depreciation and amortization	(24,042)	(22,917)
State Taxes	(1,841)	(1,153)

Gross deferred tax liabilities	(25,883)	(24,070)

Deferred tax valuation allowance	(37,652)	(32,337)

Net deferred tax assets	$22,040	$35,355

We have $18.5 million ($50.1 million for state tax purposes) and $39.4 million ($33.4 million for state tax purposes) of loss and credit carryforwards at December 31, 2015 for U.S. federal tax purposes. A majority of these federal and state losses and credits will expire between 2021 and 2031. A significant portion of these net operating loss and credit carryforwards relate to recent acquisitions. Utilization of these loss and credit carryforwards will be subject to an annual limitation under the IRC. We also have a valuation allowance related to California and Luxembourg deferred tax assets.

As a result of certain realization requirements of ASC 718, the table of deferred tax assets and liabilities shown above does not include $2.3 million of deferred tax assets as of December 31, 2014, that arose directly from tax deductions related to equity compensation greater than compensation recognized for financial reporting. In 2015, these unrecognized deferred tax assets have been recognized as the excess tax benefits have been realized.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

We assess the likelihood that our deferred tax assets will be recovered from future taxable income by considering both positive and negative evidence relating to their recoverability. If we believe that recovery of these deferred tax assets is not more likely than not, we establish a valuation allowance. Significant judgment is required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, we considered all available evidence, including recent operating results, projections of future taxable income, our ability to utilize loss and credit carryforwards, and the feasibility of tax planning strategies. Other than valuation allowances on deferred tax assets related to California and Luxembourg deferred tax assets that will not be realized based on the size of the net operating loss and research and development credits being generated, we have determined that it is more likely than not that we will realize the benefit related to all other deferred tax assets. To the extent we increase a valuation allowance, we will include an expense within the tax benefit in the Consolidated Statement of Operations in the period in which such determination is made.

A reconciliation of the change in the gross unrecognized tax benefits from January 1, 2013 to December 31, 2015 is as follows (in millions):

	Federal, State, and Foreign Tax	Accrued Interest and Penalties	Gross Unrecognized Income Tax Benefits
Balance at January 1, 2013	$29.0	$0.8	$29.8
Additions for tax positions of prior years	2.7	0.3	3.0
Additions for tax positions related to 2013	7.3	—	7.3
Reductions for tax positions of prior years	(1.9)	—	(1.9)
Settlements	(1.1)	(0.1)	(1.2)
Reductions due to lapse of applicable statute of limitations	(3.6)	(0.4)	(4.0)

Balance at December 31, 2013	$32.4	$0.6	$33.0
Additions for tax positions of prior years	0.9	0.4	1.3
Additions for tax positions related to 2014	3.6	—	3.6
Reductions due to lapse of applicable statute of limitations	(2.7)	(0.2)	(2.9)

Balance at December 31, 2014	$34.2	$0.8	$35.0
Additions for tax positions of prior years	14.1	0.2	14.3
Additions for tax positions related to 2015	4.7	—	4.7
Reductions due to lapse of applicable statute of limitations	(6.9)	(0.5)	(7.4)

Balance at December 31, 2015	$46.1	$0.5	$46.6

As of December 31, 2015, 2014, and 2013, gross unrecognized benefits that would affect the effective tax rate if recognized were $43.5, $32.1, and $33.0 million, respectively, offset by deferred tax benefits of $1.0, $0.7, and $1.1 million related to the federal tax effect of state income taxes for the same periods. Over the next twelve months, our existing tax positions will continue to generate increased liabilities for unrecognized tax benefits. It is reasonably possible that our gross unrecognized tax benefits will decrease up to $3.9 million in the next twelve months. These adjustments, if recognized, would positively impact our effective tax rate, and would be recognized as additional tax benefits in our Consolidated Statements of Operations.

In accordance with ASU 2013-11, which became effective in the first quarter of 2014, we recorded $23.7 million of gross unrecognized tax benefits as an offset to deferred tax assets as of December 31, 2015, and the remaining $11.3 million has been recorded as non-current income taxes payable.

We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. At December 31, 2015, 2014, and 2013, we have accrued $0.5, $0.9, and $1.0 million, respectively, for potential payments of interest and penalties.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

We are subject to examination by the Internal Revenue Service (“IRS”) for the 2012-2014 tax years, state tax jurisdictions for the 2011-2014 tax years, the Netherlands tax authority for the 2014 tax year, the Spanish tax authority for the 2011-2014 tax years, and the Italian tax authority for the 2012-2014 tax years.

Note 12: Employee Benefit Plans

Equity Incentive Plans

As of December 31, 2015, we had outstanding equity awards under our 2009 Plan and our 2007 Plan, which are both defined below. No awards may be granted under our 2007 Stock Plan.

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

The 2009 Plan provides for grants of stock options (both incentive and nonqualified stock options), restricted stock awards, stock appreciation rights, performance shares, performance stock units, dividend equivalents, stock payments, deferred stock, RSUs, and performance-based awards. Options and awards generally vest over a period of one to four years from the date of grant and generally expire seven to ten years from the date of the grant. The terms of the 2009 Plan provide that an option price shall not be less than 100% of fair value on the date of the grant. Our board of directors may grant a stock bonus or stock unit award under the 2009 Plan in lieu of all or a portion of any cash bonus that a participant would have otherwise received for the related performance period.

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

Persons eligible to participate in the 2009 Plan include all of our employees, directors, and consultants, as determined by the Committee. As of December 31, 2015, approximately 3,500 employees and consultants and 5 non-employee directors were eligible to participate in the 2009 Plan.

There were 2.3, 2.5, and 2.7 million shares outstanding and 2.7, 3.4, and 4.5 million shares available for grant under the 2009 Plan as of December 31, 2015, 2014, and 2013, respectively.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

There were no shares outstanding under the 2007 Plan as of December 31, 2015. There were less than 0.1 million shares outstanding under the 2007 Plan as of December 31, 2014. There were 0.5 million shares outstanding under the 2007 Plan as of December 31, 2013.

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

During each of the years ended December 31, 2015, 2014, and 2013, there were 0.3, 0.6, and 0.6 million shares issued under the ESPP at an average purchase price of $31.66, $13.54, and $12.39, respectively. As of December 31, 2015, there was $1.6 million of total unrecognized compensation cost related to stock-based compensation arrangements granted under the ESPP, which is expected to be recognized over a period of 1.8 years. At December 31, 2015, 2014, and 2013, there were 1.5, 1.8, and 2.4 million shares, respectively, of our common stock reserved for issuance under the ESPP.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Employee 401(k) Plan

We sponsor a 401(k) Savings Plan (“401(k) Plan”) that provides retirement and incidental benefits for our employees. Employees may contribute from 1% to 40% of their annual compensation to the 401(k) Plan, limited to a maximum annual amount as set periodically by the IRS. We matched 50% of U.S. employee contributions, up to a maximum of the first 4% of the employee’s compensation contributed to the plan, subject to IRS limitations. In 2014, the maximum employee contribution was increased from 40% to 75%, limited by the maximum annual amount as set periodically by the IRS. All matching contributions vest over four years starting with the hire date of the individual employee. Our matching contributions to the 401(k) Plan totaled $2.3, $2.1, and $2.0 million during the years ended December 31, 2015, 2014, and 2013, respectively. The employees’ contributions and our contributions are invested in mutual funds managed by a fund manager, or in self-directed retirement plans.

Valuation and Expense Information under ASC 718

We account for stock-based payment awards in accordance with ASC 718, which requires the measurement and recognition of compensation expense for all equity awards granted to our employees and directors, including employee stock options, RSUs, and ESPP purchase rights related to all stock-based compensation plans based on the fair value of such awards on the date of grant. We amortize stock-based compensation cost on a graded vesting basis over the vesting period, after assessing estimated forfeitures and the probability of achieving the requisite performance criteria with respect to performance-based awards. Stock-based compensation cost is recognized over the requisite service period for each separately vesting tranche of the award as though the award were, in substance, multiple awards.

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

Stock-based compensation expense related to stock options, ESPP purchase rights, and RSUs under ASC 718 for the years ended December 31, 2015, 2014, and 2013 is summarized as follows (in thousands):

	2015	2014	2013
Employee stock options	$397	$264	$921
RSUs	29,671	32,429	22,026
ESPP	4,003	3,368	2,823

Total stock-based compensation	34,071	36,061	25,770
Income tax benefit	(9,436)	(10,045)	(7,535)

Stock-based compensation expense, net of tax	$24,635	$26,016	$18,235

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

Stock options were not granted during the years ended December 31, 2015, 2014, and 2013. The estimated weighted average fair value per share of ESPP purchase rights issued and the assumptions used to estimate fair value for the years ended December 31, 2015, 2014, and 2013 are as follows:

	2015	2014	2013
Weighted average fair value per share	$10.28	$11.12	$7.53
Expected volatility	19% - 28%	25% - 28%	25% - 38%
Risk-free interest rate	0.1% - 0.7%	0.1% - 0.5%	0.1% - 0.4%
Expected term (in years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0

Stock Option Activity

Stock options outstanding and exercisable, including performance-based and market-based options, as of December 31, 2015, 2014, and 2013 and activity for each of the years then ended are summarized as follows (in thousands, except weighted average exercise price and remaining contractual term):

	Shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Options outstanding at January 1, 2013	1,536	$14.19

Options forfeited and expired	(42)	25.63
Options exercised	(434)	11.93

Options outstanding at December 31, 2013	1,060	$14.66

Options forfeited and expired	(4)	25.63
Options exercised	(490)	15.72

Options outstanding at December 31, 2014	567	$13.67

Options exercised	(124)	15.35

Options outstanding at December 31, 2015	443	$13.20	2.11	$14,863

Options vested and expected to vest at December 31, 2015	443	$13.20	2.11	$14,850

Options exercisable at December 31, 2015	418	$13.22	2.13	$14,021

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Aggregate stock option intrinsic value represents the difference between the closing price per share of our common stock on the last trading day of the fiscal period and the exercise price of the underlying awards for the options that were in the money at December 31, 2015, 2014, and 2013. The total intrinsic value of options exercised, determined as of the date of option exercise, was $3.7, $13.2, and $5.5 million for the years ended December 31, 2015, 2014, and 2013, respectively. There was $0.1 million of total unrecognized compensation cost related to stock options expected to vest as of December 31, 2015 that is expected to be recognized as expense over a weighted average period of 0.1 years.

Stock options outstanding and exercisable as of December 31, 2015 are summarized as follows (shares in thousands):

	Options outstanding			Options exercisable
Range of exercise prices	Shares	Weighted average remaining contractual term (years)	Weighted average exercise price	Shares	Weighted average exercise price
$10.77 to $10.77	48	0.66	$10.77	32	$10.77
$11.40 to $11.40	130	1.64	11.40	130	11.40
$11.92 to $11.92	29	1.12	11.92	29	11.92
$12.00 to $12.00	2	1.13	12.00	2	12.00
$12.05 to $12.05	4	0.88	12.05	4	12.05
$13.72 to $13.72	75	1.84	13.72	75	13.72
$14.28 to $14.28	74	2.86	14.28	74	14.28
$16.57 to $16.57	81	3.68	16.57	72	16.57

$10.77 to $16.57	443	2.11	$13.20	418	$13.22

Non-vested RSUs

Non-vested RSUs were awarded to employees under our equity incentive plans. Non-vested RSUs do not have the voting rights of common stock and the shares underlying non-vested RSUs are not considered issued and outstanding. Non-vested RSUs generally vest over a service period of one to four years. The compensation expense incurred for these service-based awards is based on the closing market price of our stock on the date of grant and is amortized on a graded vesting basis over the requisite service period. The weighted average fair value of RSUs granted during the years ended December 31, 2015, 2014, and 2013 were $41.61, $41.71, and $29.11, respectively.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Non-vested RSUs, including performance-based and market-based RSUs, as of December 31, 2015, 2014, and 2013, and activity for each of the years then ended, are summarized as follows (shares in thousands):

	Shares	Weighted average grant date fair value
Non-vested at January 1, 2013	2,345	$15.26

Restricted stock granted	1,222	29.11
Restricted stock vested	(1,159)	14.41
Restricted stock forfeited	(319)	17.78

Non-vested at December 31, 2013	2,089	$23.44

Restricted stock granted	1,272	41.71
Restricted stock vested	(1,174)	21.94
Restricted stock forfeited	(184)	23.62

Non-vested at December 31, 2014	2,003	$35.91

Restricted stock granted	1,104	41.61
Restricted stock vested	(925)	32.39
Restricted stock forfeited	(368)	39.08

Non-vested at December 31, 2015	1,814	$40.53

Vested RSUs

Performance-based RSUs that vested based on annual financial results are included in the period that the performance criteria were met. The grant date fair value of RSUs that vested during the years ended December 31, 2015, 2014, and 2013 were $32.39, $21.94, and $14.4 million, respectively. Aggregate intrinsic value of RSUs vested and expected to vest at December 31, 2015 was $72.0 million, calculated as the closing price per share of our common stock on the last trading day of the fiscal period multiplied by 1.5 million RSUs vested and expected to vest at December 31, 2015. There was approximately $29.8 million of unrecognized compensation costs related to RSUs expected to vest as of December 31, 2015. That cost is expected to be recognized over a weighted average period of 1.2 years.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Performance-based and Market-based RSUs and Stock Options

Performance-based and market-based RSUs included in the tables above as of December 31, 2015, 2014, and 2013, and activity for each of the years then ended, are summarized below (in thousands):

	Performance-based		Market-based
	RSUs	Stock Options	RSUs	Stock Options
Non-vested at January 1, 2013	611	16	86	131

Granted	524	—	—	—
Vested	(291)	—	(86)	(131)
Forfeited	(164)	—	—	—

Non-vested at December 31, 2013	680	16	—	—

Granted	709	—	34	—
Vested	(403)	—	—	—
Forfeited	(134)	—	—	—

Non-vested at December 31, 2014	852	16	34	—

Granted	569	—	18	—
Vested	(284)	—	(3)	—
Forfeited	(217)	—	(26)	—

Non-vested at December 31, 2015	920	16	23	—

Approximately 21% of the non-vested performance-based RSUs at December 31, 2015 subsequently vested during the first quarter of 2016 based on achievement of specified performance criteria related to revenue and non-GAAP operating income targets.

We use the BSM option pricing model to value performance-based awards. We use a Monte Carlo option pricing model to value market-based awards. The estimated grant date fair value per share of performance-based and market-based RSUs granted and the assumptions used to estimate grant date fair value for the years ended December 31, 2015, 2014, and 2013 are as follows:

	Performance-based		Market-based
	RSUs		RSUs
	Short-term	Long-term
Year ended December 31, 2015 Grants
Grant date fair value per share	$38.77	$42.82	$33.84
Service period (years)	1.0	2.0 - 3.0
Derived service period (years)			1.60
Implied volatility			30.0%
Risk-free interest rate			1.7%

Year ended December 31, 2014 Grants
Grant date fair value per share	$42.04	$40.30	$32.10
Service period (years)	1.0	4.0
Derived service period (years)			1.53
Implied volatility			35.0%
Risk-free interest rate			2.3%

Year ended December 31, 2013 Grants
Grant date fair value per share	$23.14	$30.63
Service period (years)	1.0	4.0

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Our performance-based RSUs generally vest when specified performance criteria are met based on bookings, revenue, non-GAAP operating income, non-GAAP earnings per share or other targets during the service period; otherwise, they are forfeited. Non-GAAP operating income is defined as operating income determined in accordance with GAAP, adjusted to remove the impact of certain expenses. Non-GAAP earnings per share is defined as net income determined in accordance with GAAP, adjusted to remove the impact of certain expenses, divided by the weighted average number of common shares and dilutive potential common shares outstanding during the period as more fully defined in Note 2—Earnings Per Share of the Notes to Consolidated Financial Statements.

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

The gain on sale of building and land is recognized as a component of income from operations as required by ASC 360-10-45-5, Property, Plant, and Equipment. Relocation costs include costs incurred to relocate information technology equipment, lab equipment, and office furniture.

Note 14: Restructuring and Other

During the years ended December 31, 2015, 2014, and 2013, cost reduction actions were taken to lower our operating expense run rate as we continue to analyze our cost structure and re-align our cost structure following our business acquisitions. These charges primarily relate to cost reduction actions undertaken to integrate recently acquired businesses, consolidate facilities, and lower our operating expense run rate. Restructuring and other consists primarily of restructuring, severance, retention, facility downsizing and relocation, and acquisition integration expenses. Our restructuring and other plans are accounted for in accordance with ASC 420, ASC 712, and ASC 820.

Restructuring and other costs for the years ended December 31, 2015, 2014, and 2013 were $5.7, $6.6, and $4.8 million, respectively. Restructuring and other charges include severance costs of $3.0, $3.2, and $2.2 million related to head count reductions of 99, 130, and 106 for the years ended December 31, 2015, 2014, and 2013, respectively. Severance costs include severance payments, related employee benefits, retention bonuses, outplacement fees, and relocation costs.

Facilities relocation and downsizing costs for the years ended December 31, 2015, 2014, and 2013 were $0.9, $2.0, and $0.3 million, respectively. Facilities restructuring and other costs are primarily related to the relocation of certain manufacturing and administrative locations to accommodate additional space requirements in 2015, the consolidation of our German operations in 2014, and relocation of our corporate headquarters, as well as certain manufacturing and administrative facilities, in 2013. Integration expenses for the years ended December 31, 2015, 2014, and 2013 of $1.8, $1.4, and $1.4 million, respectively, were required to integrate our business acquisitions. Acquisition-related executive retention expense of $0.9 million was recognized during the year ended December 31, 2013, coinciding with the continuing employment of a former shareholder of an acquired company.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Restructuring and other reserve activities for the years ended December 31, 2015 and 2014 are summarized as follows (in thousands):

	2015	2014
Reserve balance at January 1	$2,102	$873
Restructuring charges	3,109	4,400
Other charges	2,622	2,177
Non-cash restructuring	—	(27)
Cash payments	(4,814)	(5,321)

Reserve balance at December 31	$3,019	$2,102

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

We classify our revenue, operating segment profit (i.e., gross profit), assets, and liabilities in accordance with our operating segments as follows:

Industrial Inkjet, which consists of our VUTEk and Matan super-wide and wide format, Reggiani textile, Jetrion label and packaging, and Cretaprint ceramic tile decoration industrial digital inkjet printers; digital UV, LED, ceramic, and thermoforming ink, as well as a variety of textile ink including dye sublimation, pigmented, reactive dye, acid dye, and water-based dispersed printing ink; digital inkjet printer parts; and professional services. Printing surfaces include paper, vinyl, corrugated, textile, glass, plastic, aluminum composite, ceramic tile, and many other flexible and rigid substrates.

Productivity Software, which consists of a complete software suite that enables efficient and automated end-to-end business and production workflows for the print and packaging industry. This Productivity Suite also provides tools to enable revenue growth, efficient scheduling, and optimization of processes, equipment, and personnel. Customers are provided the financial and technical flexibility to deploy locally within their business or to be hosted in the cloud. The Productivity Suite addresses all segments of the print industry and consists of the: (i) Packaging Suite, with Radius at its core, for tag & label, cartons, and flexible packaging businesses; (ii) Corrugated Packaging Suite, with CTI at its core, for corrugated packaging businesses; (iii) Enterprise Commercial Print Suite, with Monarch at its core, for enterprise print businesses; (iv) Publication Print Suite, with Monarch or Technique at its core, for publication print businesses; (v) Mid-market Print Suite, with Pace at its core, for medium size print businesses; (vi) Quick Print Suite, with PrintSmith at its core, for small printers and in-plant sites; and (vii) Value Add Products, available with the suite and standalone, such as web-to-print, e-commerce, cross media marketing, warehousing, fulfillment, shop floor data collection, and shipping to reduce costs, increase profits, and offer new products and services to their existing and future customers.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Fiery, which consists of DFEs that transform digital copiers and printers into high performance networked printing devices for the office, industrial, and commercial printing markets. This operating segment is comprised of (i) stand-alone DFEs connected to digital printers, copiers, and other peripheral devices, (ii) embedded DFEs and design-licensed solutions used in digital copiers and multi-functional devices, (iii) optional software integrated into our DFE solutions such as Fiery Central and Command WorkStation, (iv) Fiery Self Serve, our self-service and payment solution, (v) PrintMe, our mobile printing application, and (vi) stand-alone software-based solutions such as our proofing and scanning solutions.

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

Operating segment profit (i.e., gross profit), excluding stock-based compensation expense, for the years ended December 31, 2015, 2014, and 2013 is summarized as follows (in thousands):

	2015	2014	2013
Industrial Inkjet
Revenue	$447,705	$379,170	$354,614
Gross profit	152,918	143,981	140,095
Gross profit percentages	34.2%	38.0%	39.5%
Productivity Software
Revenue	$135,350	$130,743	$118,409
Gross profit	99,278	94,733	85,246
Gross profit percentages	73.3%	72.5%	72.0%
Fiery
Revenue	$299,458	$280,514	$254,670
Gross profit	210,140	193,585	171,642
Gross profit percentages	70.2%	69.0%	67.4%

A reconciliation of operating segment gross profit to the Consolidated Statements of Operations for the years ended December 31, 2015, 2014, and 2013 is as follows (in thousands):

	2015	2014	2013
Segment gross profit	$462,336	$432,299	$396,983
Stock-based compensation expense	(2,837)	(2,562)	(1,817)
Other items excluded from segment profit	(115)	—	—

Gross profit	$459,384	$429,737	$395,166

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Tangible and intangible assets, net of liabilities, are summarized by operating segment as of December 31, 2015 and 2014 as follows (in thousands):

	Industrial Inkjet	Productivity Software	Fiery	Corporate and Unallocated Net Assets	Total
December 31, 2015
Goodwill	$142,183	$133,128	$63,482	$—	$338,793
Identified intangible assets, net	101,623	33,432	497	—	135,552
Tangible assets, net of liabilities	102,351	(10,023)	23,954	233,567	349,849

Net tangible and intangible assets	$346,157	$156,537	$87,933	$233,567	$824,194

December 31, 2014
Goodwill	$59,124	$121,486	$64,833	$—	$245,443
Identified intangible assets, net	26,935	34,425	1,211	—	62,571
Tangible assets, net of liabilities	97,994	(8,808)	23,017	368,472	480,675

Net tangible and intangible assets	$184,053	$147,103	$89,061	$368,472	$788,689

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

Our revenue by ship-to destination for the years ended December 31, 2015, 2014, and 2013 was as follows (in thousands):

	2015	2014	2013
Americas	$473,599	$438,421	$412,127
EMEA	291,103	244,545	207,665
APAC	117,811	107,461	107,901

Total Revenue	$882,513	$790,427	$727,693

Our tangible long-lived assets consist primarily of property and equipment, net, of $97.8 million. Of this amount, $83.5 million resides in the Americas, $12.6 million resides in EMEA, consisting primarily of Cretaprint and Reggiani equipment and leasehold improvements, and $1.7 million resides in APAC, consisting primarily of India leasehold improvements and equipment.

Major Customers

One customer, Xerox, provided revenue in excess of 10% of consolidated revenue by providing 12%, 11%, and 12% of our consolidated revenue for the years ended December 31, 2015, 2014, and 2013, respectively.

One customer, Xerox, had an accounts receivable balance greater than 10% of our net consolidated accounts receivables at December 31, 2015 and 2014, accounting for 10% and 11%, respectively.

SUPPLEMENTARY DATA

Unaudited Quarterly Consolidated Financial Information

The following table presents our operating results for each of the quarters in the years ended December 31, 2015 and 2014. The information for each of these quarters is unaudited, but has been prepared on the same basis as our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. In the opinion of management, all necessary adjustments (consisting only of normal recurring adjustments) have been included that are required to state fairly our unaudited quarterly results when read in conjunction with our audited consolidated financial statements and the notes thereto appearing in this Annual Report on Form 10-K. These operating results are not necessarily indicative of the results for any future period.

	2015
(in thousands except per share data)	Q1	Q2	Q3	Q4
Revenue	$194,554	$202,721	$228,694	$256,544
Gross profit	105,440	108,403	116,285	129,256
Income from operations	11,076	13,368	12,780	19,419
Net income	5,237	7,717	10,257	10,329
Net income per basic common share	$0.11	$0.16	$0.22	$0.22
Net income per diluted common share	$0.11	$0.16	$0.21	$0.21

	2014
(in thousands except per share data)	Q1	Q2	Q3	Q4
Revenue	$188,688	$192,965	$197,674	$211,100
Gross profit	102,975	103,773	108,797	114,192
Income from operations	10,787	12,470	12,922	17,260
Net income	10,082	6,912	4,805	11,915
Net income per basic common share	$0.22	$0.15	$0.10	$0.25
Net income per diluted common share	$0.21	$0.14	$0.10	$0.25

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

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to provide reasonable assurance as of December 31, 2015.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on our assessment using those criteria, we concluded that our internal control over financial reporting was effective as of December 31, 2015.

Our management has excluded the internal control over financial reporting at Reggiani, Matan, CTI, and Shuttleworth from its assessment of internal control over financial reporting as of December 31, 2015 because they were acquired in purchase business combinations during 2015. Reggiani, Matan, CTI, and Shuttleworth represent approximately 17.5% and 10.0% of the total consolidated assets and total consolidated revenue, respectively, of the Company as of and for the year ended December 31, 2015.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2015, as stated in their report included in this Annual Report on Form 10-K.

(c)	Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with our evaluation that occurred during the fourth quarter of fiscal 2015 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

(d)	Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Electronics For Imaging, Inc.

Fremont, California

We have audited the internal control over financial reporting of Electronics For Imaging, Inc. and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control over Financial Reporting, management excluded Reggiani Macchine SpA (“Reggiani”), Matan Digital Printers (“Matan”), Corrugated Technologies, Inc. (“CTI”), and Shuttleworth Business Systems Limited and CDM Solutions Limited (collectively, “Shuttleworth”) from its assessment of internal control over financial reporting as of December 31, 2015 because they were acquired in purchase business combinations during 2015. Reggiani, Matan, CTI, and Shuttleworth represent approximately 17.5% and 10.0% of the total consolidated assets and total consolidated revenue, respectively, of the Company as of and for the year ended December 31, 2015. Accordingly, our audit did not include the internal control over financial reporting at Reggiani, Matan, CTI, and Shuttleworth. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the years ended December 31, 2015 and 2014 of the Company and our report dated February 18, 2016 expressed an unqualified opinion on those financial statements and financial statement schedule.

/S/    DELOITTE & TOUCHE LLP

San Jose, California

February 18, 2016

Item 9B: Other Information

None.

PART III

Item 10: Directors, Executive Officers and Corporate Governance

Information regarding our directors is incorporated by reference from the information contained under the caption “Election of Directors” in our Proxy Statement for our 2016 Annual Meeting of Stockholders (the “2016 Proxy Statement”). Information regarding our current executive officers is incorporated by reference from information contained under the caption “Executive Officers” in our 2016 Proxy Statement. Information regarding Section 16 reporting compliance is incorporated by reference from information contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2016 Proxy Statement. Information regarding the Audit Committee of our Board of Directors and information regarding an Audit Committee financial expert is incorporated by reference from information contained under the caption “Meetings and Committees of the Board of Directors” in our 2016 Proxy Statement. Information regarding our code of ethics is incorporated by reference from information contained under the caption “Meetings and Committees of the Board of Directors” in our 2016 Proxy Statement. Information regarding our implementation of procedures for stockholder nominations to our Board of Directors is incorporated by reference from information contained under the caption “Meetings and Committees of the Board of Directors” in our 2016 Proxy Statement.

We intend to disclose any amendment to our code of ethics, or waiver from, certain provisions of our code of ethics as applicable for our directors and executive officers, including our principal executive officer, principal financial and accounting officer, chief accounting officer and controller, or persons performing similar functions, by posting such information on our website at www.efi.com.

Item 11: Executive Compensation

The information required by this item is incorporated by reference from the information contained under the captions “Compensation Discussion and Analysis” and “Executive Compensation” in our 2016 Proxy Statement.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Other than information regarding securities authorized for issuance under equity compensation plans, which is set forth below, the information required by this item is incorporated by reference from the information contained under the caption “Security Ownership” in our 2016 Proxy Statement.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2015 concerning securities that are authorized under equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column 1)
Equity compensation plans approved by stockholders	2,255,246	$13.20	(1)	5,206,789	(2)
Equity compensation plans not approved by stockholders	—	—		—

Total	2,255,246	$13.20		5,206,789

(1)	Calculated without taking into account 1,812,091 RSUs that will become issuable as those units vest, without any cash consideration or other payment required for such shares.
(2)	Includes 2,707,434 shares available under the 2009 Plan, 1,016,195 treasury shares available due to net share settlement, and 1,483,160 shares available under the ESPP.

Item 13: Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from the information contained under the caption “Certain Relationships and Related Transactions, and Director Independence” in our 2016 Proxy Statement.

Item 14: Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the information contained under the caption “Principal Accountant Fees and Services” in our 2016 Proxy Statement.

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

(3)	Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Amended and Restated By-Laws of Electronics For Imaging, Inc., (as amended August 12, 2009) (2)

4.1	Specimen Common Stock Certificate of the Company (3)

4.2	Indenture (including Form of Notes) with respect to the Company’s 0.75% Convertible Senior Notes due 2019, dated as of September 9, 2014, between the Company and U.S. Bank National Association, as trustee (17)

10.1*	Agreement dated December 6, 2000, by and between Adobe Systems Incorporated and the Company (4)

10.2*	Electronics For Imaging, Inc. 2007 Equity Incentive Award Plan (5)

10.3*	Electronics For Imaging, Inc. 2007 Equity Incentive Award Plan Stock Option Grant Notice and Stock Option Agreement (6)

10.4*	Electronics For Imaging, Inc. 2007 Equity Incentive Award Plan Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (6)

10.5*	Electronics For Imaging, Inc. 2007 Equity Incentive Award Plan Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement (6)

10.6*	Electronics For Imaging, Inc. 2009 Equity Incentive Award Plan Stock Option Grant Notice and Stock Option Agreement (2)

10.7*	Electronics For Imaging, Inc. 2009 Equity Incentive Award Plan Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Grant Agreement (2)

10.8*	Electronics For Imaging, Inc. 2009 Equity Incentive Award Plan Restricted Stock Award Grant Notice and Restricted Stock Award Grant Agreement (2)

10.9*	Electronics For Imaging, Inc. 2009 Equity Incentive Award Plan (7)

10.10*	Form of Indemnification Agreement (3)

10.11*	Form of Indemnity Agreement (8)

10.12+	OEM Distribution and License Agreement dated September 19, 2005 by and among Adobe Systems Incorporated, Adobe Systems Software Ireland Limited and the Company, as amended by Amendment No. 1 dated as of October 1, 2005 (9)

10.13+	Amendment No. 2 to OEM Distribution and License Agreement by and among Adobe Systems Incorporated, Adobe Systems Software Ireland Limited and the Company, effective as of October 1, 2005 (10)

10.14+	Amendment No. 4 to OEM Distribution and License Agreement by and among Adobe Systems Incorporated, Adobe Systems Software Ireland Limited and the Company, effective as of January 1, 2006 (11)

10.15	Purchase and Sale Agreement and Joint Escrow Instructions dated as of July 18, 2012 by and between the Company and Gilead Sciences, Inc. (12)

10.16	Purchase and Sale Agreement and Joint Escrow Instructions Amendment no. 1 dated as of October 30, 2012 by and between the Company and Gilead Sciences, Inc. (13)

Exhibit No.	Description

10.17	Lease Agreement dated as of November 1, 2012 by and between the Company and Gilead Sciences, Inc. (13)

10.18	Purchase and Sale Agreement between Electronics for Imaging, Inc. and John Arrillaga Survivor’s Trust, represented by John Arrillaga, Trustee, and Richard T. Peery Separate Property Trust, represented by Richard T. Peery, Trustee, dated April 19, 2013 (14)

10.19	Lease Agreement between Electronics for Imaging, Inc. and John Arrillaga Survivor’s Trust, represented by John Arrillaga, Trustee, and Richard T. Peery Separate Property Trust, represented by Richard T. Peery, Trustee, dated April 19, 2013 (14)

10.20*	EFI 2015 Bonus Program

10.21*	EFI 2015 Performance Accelerator Bonus Program

10.22*	Employment Agreement Effective January 27, 2014 by and between the Company and Guy Gecht (15)

10.23*	Employment Agreement Effective January 16, 2014 by and between the Company and Marc Olin (16)

10.24*	Employment Agreement Effective April 22, 2015 by and between the Company and Marc Olin

10.25	Form of Call Option Confirmation relating to the Company’s 0.75% Convertible Senior Notes due 2019 (17)

10.26	Form of Warrant Confirmation relating to the Company’s 0.75% Convertible Senior Notes due 2019 (17)

12.1	Computation of Ratios of Earnings to Fixed Charges

21	List of Subsidiaries

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

23.2	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

24.1	Power of Attorney (see signature page of this Annual Report on Form 10-K)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contracts or compensatory plan or arrangement

+	The Company has received confidential treatment with respect to portions of these documents
(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 33-57382) and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 17, 2009 and incorporated herein by reference.
(3)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 33-50966) and incorporated herein by reference.
(4)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 18805) and incorporated herein by reference.
(5)	Filed as Appendix B to the Company’s Proxy Statement filed on November 14, 2007 (File No. 18805) and incorporated herein by reference.
(6)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 (File No. 333-148197) on December 20, 2007 and incorporated herein by reference.
(7)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on June 6, 2013 (File No. 18805) and incorporated herein by reference.
(8)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on February 15, 2008 (File No. 18805) and incorporated herein by reference.
(9)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 18805) and incorporated herein by reference.
(10)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (File No. 18805) and incorporated herein by reference.
(11)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 18805) and incorporated herein by reference.
(12)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (File No. 18805) and incorporated herein by reference.
(13)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 18805) and incorporated herein by reference.
(14)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013. (File No. 18805) and incorporated herein by reference.
(15)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014. (File No. 18805) and incorporated herein by reference.
(16)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014. (File No. 18805) and incorporated herein by reference.
(17)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on September 9, 2014 (File No. 000-18805) and incorporated herein by reference.

(b) List of Exhibits

See Item 15(a).

(c) Consolidated Financial Statement Schedule II for the years ended December 31, 2015, 2014, and 2013.

ELECTRONICS FOR IMAGING, INC.

Schedule II

Valuation and Qualifying Accounts

(in thousands)	Balance at beginning of period	Charged to revenue and expenses	Charged to (from) other accounts	Deductions	Balance at end of period
Year Ended December 31, 2015
Allowance for bad debts and sales-related allowances	$17,517	$7,536	$—	$(3,060)	$21,993
Year Ended December 31, 2014
Allowance for bad debts and sales-related allowances	16,433	7,408	—	(6,324)	17,517
Year Ended December 31, 2013
Allowance for bad debts and sales-related allowances	12,850	9,595	—	(6,012)	16,433

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRONICS FOR IMAGING, INC.

February 18, 2016	By:	/s/ GUY GECHT

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

Signature	Title	Date
/s/ GUY GECHT	Chief Executive Officer, Director	February 18, 2016

Guy Gecht	(Principal Executive Officer)

/s/ MARC OLIN	Chief Financial Officer (Principal	February 18, 2016

Marc Olin	Financial and Accounting Officer)

/s/ ERIC BROWN	Director	February 18, 2016

Eric Brown

/s/ GILL COGAN	Director	February 18, 2016

Gill Cogan

/s/ THOMAS GEORGENS	Director	February 18, 2016

Thomas Georgens

/s/ RICHARD A. KASHNOW	Director	February 18, 2016

Richard A. Kashnow

/s/ DAN MAYDAN	Director	February 18, 2016

Dan Maydan

Exhibit Index

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Amended and Restated By-Laws of Electronics For Imaging, Inc., (as amended August 12, 2009) (2)

4.1	Specimen Common Stock Certificate of the Company (3)

4.2	Indenture (including Form of Notes) with respect to the Company’s 0.75% Convertible Senior Notes due 2019, dated as of September 9, 2014, between the Company and U.S. Bank National Association, as trustee (17)

10.1*	Agreement dated December 6, 2000, by and between Adobe Systems Incorporated and the Company (4)

10.2*	Electronics For Imaging, Inc. 2007 Equity Incentive Award Plan (5)

10.3*	Electronics For Imaging, Inc. 2007 Equity Incentive Award Plan Stock Option Grant Notice and Stock Option Agreement (6)

10.4*	Electronics For Imaging, Inc. 2007 Equity Incentive Award Plan Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (6)

10.5*	Electronics For Imaging, Inc. 2007 Equity Incentive Award Plan Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement (6)

10.6*	Electronics For Imaging, Inc. 2009 Equity Incentive Award Plan Stock Option Grant Notice and Stock Option Agreement (2)

10.7*	Electronics For Imaging, Inc. 2009 Equity Incentive Award Plan Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Grant Agreement (2)

10.8*	Electronics For Imaging, Inc. 2009 Equity Incentive Award Plan Restricted Stock Award Grant Notice and Restricted Stock Award Grant Agreement (2)

10.9*	Electronics For Imaging, Inc. 2009 Equity Incentive Award Plan (7)

10.10*	Form of Indemnification Agreement (3)

10.11*	Form of Indemnity Agreement (8)

10.12+	OEM Distribution and License Agreement dated September 19, 2005 by and among Adobe Systems Incorporated, Adobe Systems Software Ireland Limited and the Company, as amended by Amendment No. 1 dated as of October 1, 2005 (9)

10.13+	Amendment No. 2 to OEM Distribution and License Agreement by and among Adobe Systems Incorporated, Adobe Systems Software Ireland Limited and the Company, effective as of October 1, 2005 (10)

10.14+	Amendment No. 4 to OEM Distribution and License Agreement by and among Adobe Systems Incorporated, Adobe Systems Software Ireland Limited and the Company, effective as of January 1, 2006 (11)

10.15	Purchase and Sale Agreement and Joint Escrow Instructions dated as of July 18, 2012 by and between the Company and Gilead Sciences, Inc. (12)

10.16	Purchase and Sale Agreement and Joint Escrow Instructions Amendment no. 1 dated as of October 30, 2012 by and between the Company and Gilead Sciences, Inc. (13)

10.17	Lease Agreement dated as of November 1, 2012 by and between the Company and Gilead Sciences, Inc. (13)

Exhibit No.	Description

10.18	Purchase and Sale Agreement between Electronics for Imaging, Inc. and John Arrillaga Survivor’s Trust, represented by John Arrillaga, Trustee, and Richard T. Peery Separate Property Trust, represented by Richard T. Peery, Trustee, dated April 19, 2013 (14)

10.19	Lease Agreement between Electronics for Imaging, Inc. and John Arrillaga Survivor’s Trust, represented by John Arrillaga, Trustee, and Richard T. Peery Separate Property Trust, represented by Richard T. Peery, Trustee, dated April 19, 2013 (14)

10.20*	EFI Section 16 2015 Bonus Program

10.21*	EFI 2015 Performance Accelerator Bonus Program

10.22*	Employment Agreement Effective January 27, 2014 by and between the Company and Guy Gecht (15)

10.23*	Employment Agreement Effective January 16, 2014 by and between the Company and Marc Olin (16)

10.24*	Employment Agreement Effective April 22, 2015 by and between the Company and Marc Olin

10.25	Form of Call Option Confirmation relating to the Company’s 0.75% Convertible Senior Notes due 2019 (17)

10.26	Form of Warrant Confirmation relating to the Company’s 0.75% Convertible Senior Notes due 2019 (17)

12.1	Computation of Ratios of Earnings to Fixed Charges

21	List of Subsidiaries

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

23.2	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

24.1	Power of Attorney (see signature page of this Annual Report on Form 10-K)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contracts or compensatory plan or arrangement
+	The Company has received confidential treatment with respect to portions of these documents

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 33-57382) and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 17, 2009 and incorporated herein by reference.
(3)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 33-50966) and incorporated herein by reference.
(4)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 000-18805) and incorporated herein by reference.
(5)	Filed as Appendix B to the Company’s Proxy Statement filed on November 14, 2007 (File No. 18805) and incorporated herein by reference.
(6)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 (File No. 333-148197) on December 20, 2007 and incorporated herein by reference.
(7)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on June 6, 2013 (File No. 18805) and incorporated herein by reference.
(8)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on February 15, 2008 (File No. 18805) and incorporated herein by reference.
(9)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 18805) and incorporated herein by reference.
(10)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (File No. 18805) and incorporated herein by reference.
(11)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 18805) and incorporated herein by reference.
(12)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (File No. 18805) and incorporated herein by reference.
(13)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 18805) and incorporated herein by reference.
(14)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013. (File No. 18805) and incorporated herein by reference.
(15)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014. (File No. 18805) and incorporated herein by reference.
(16)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014. (File No. 18805) and incorporated herein by reference.
(17)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on September 9, 2014 (File No. 000-18805) and incorporated herein by reference.