Form 10-Q
period 2016-03-31
ELECTRONICS FOR IMAGING INC
filed 2016-05-03
CIK 867374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

The number of shares of Common Stock outstanding as of April 18, 2016 was 47,104,521.

Electronics For Imaging, Inc.

PART I – FINANCIAL INFORMATION

Item 1:	Condensed Consolidated Financial Statements

Electronics For Imaging, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands)	March 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$190,156	$164,091
Short-term investments, available for sale	281,471	333,276
Accounts receivable, net of allowances of $25.3 and $22.0 million, respectively	205,447	193,121
Inventories	121,666	106,378
Income taxes receivable	1,646	473
Other current assets	34,729	29,675

Total current assets	835,115	827,014
Property and equipment, net	101,079	97,779
Goodwill	344,369	338,793
Intangible assets, net	133,730	135,552
Deferred tax assets	39,998	41,043
Other assets	10,740	9,970

Total assets	$1,465,031	$1,450,151

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$110,775	$113,541
Accrued and other liabilities	66,856	74,425
Deferred revenue	59,343	48,767
Income taxes payable	3,592	3,594

Total current liabilities	240,566	240,327
Convertible senior notes, net	294,065	290,734
Imputed financing obligation related to build-to-suit lease	13,738	13,480
Noncurrent contingent and other liabilities	55,374	51,101
Deferred tax liabilities	20,240	19,003
Noncurrent income taxes payable	11,650	11,312

Total liabilities	635,633	625,957

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 150,000 shares authorized; 52,239 and 51,808 shares issued, respectively	522	518
Additional paid-in capital	676,500	657,354
Treasury stock, at cost; 5,051 and 4,476 shares, respectively	(213,530)	(190,439)
Accumulated other comprehensive loss	(10,133)	(17,424)
Retained earnings	376,039	374,185

Total stockholders’ equity	829,398	824,194

Total liabilities and stockholders’ equity	$1,465,031	$1,450,151

See accompanying notes to condensed consolidated financial statements.

Electronics For Imaging, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended March 31,
(in thousands, except per share amounts)	2016	2015

Revenue	$234,133	$194,554

Cost of revenue (1)	115,761	89,114

Gross profit	118,372	105,440
Operating expenses:
Research and development (1)	37,178	33,711
Sales and marketing (1)	41,574	37,170
General and administrative (1)	20,980	17,650
Restructuring and other (Note 11)	2,715	1,029
Amortization of identified intangibles	9,229	4,804

Total operating expenses	111,676	94,364

Income from operations	6,696	11,076
Interest expense	(4,358)	(4,099)
Interest income and other expense, net	(221)	(659)

Income before income taxes	2,117	6,318
Provision for income taxes	(263)	(1,081)

Net income	$1,854	$5,237

Net income per basic common share	$0.04	$0.11

Net income per diluted common share	$0.04	$0.11

Shares used in basic per-share calculation	47,215	47,002

Shares used in diluted per-share calculation	47,923	47,856

(1)	Includes stock-based compensation expense as follows:

	2016	2015
Cost of revenue	$722	$824
Research and development	3,095	2,665
Sales and marketing	2,393	2,298
General and administrative	5,347	3,105

See accompanying notes to condensed consolidated financial statements.

Electronics For Imaging, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

	Three months ended March 31,
(in thousands)	2016	2015
Net income	$1,854	$5,237

Net unrealized investment gains:
Unrealized holding gains, net of tax provisions of $0.5 and $0.2 million, respectively	776	360
Reclassification adjustments included in net income, net of tax benefit (provision) of less than $0.1 million	18	(19)

Net unrealized investment gains	794	341
Currency translation adjustments, net of tax benefit of $0.8 million and no tax benefit, respectively	6,446	(6,301)
Net unrealized gains on cash flow hedges	51	23

Comprehensive income (loss)	$9,145	$(700)

See accompanying notes to condensed consolidated financial statements.

Electronics For Imaging, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three months ended March 31,
(in thousands)	2016	2015
Cash flows from operating activities:
Net income	$1,854	$5,237
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,008	7,803
Deferred taxes	(3,894)	(5,066)
Tax benefit (expense) from employee stock plans	43	(155)
Excess tax benefit from stock-based compensation	(164)	(127)
Provisions for (releases of) bad debt and sales-related allowances	4,140	(1,080)
Provision for inventory obsolescence	2,272	1,450
Stock-based compensation, net of cash settlements	11,538	8,892
Non-cash accretion of interest expense on convertible notes and imputed financing obligation	3,273	3,097
Other non-cash charges and credits	2,878	(306)
Changes in operating assets and liabilities, net of effect of acquired businesses	(26,147)	(12,662)

Net cash provided by operating activities	8,801	7,083

Cash flows from investing activities:
Purchases of short-term investments	(58,323)	(162,363)
Proceeds from sales and maturities of short-term investments	110,417	70,123
Purchases, net of proceeds from sales, of property and equipment	(5,213)	(4,915)
Businesses purchased, net of cash acquired	(7,982)	(10)

Net cash provided by (used for) investing activities	38,899	(97,165)

Cash flows from financing activities:
Proceeds from issuance of common stock	4,909	4,864
Purchases of treasury stock and net share settlements	(23,092)	(13,539)
Repayment of debt assumed through business acquisitions and debt issuance costs	(4,492)	(79)
Contingent consideration payments related to businesses acquired	(1,443)	(2,032)
Excess tax benefit from stock-based compensation	164	127

Net cash used for financing activities	(23,954)	(10,659)

Effect of foreign exchange rate changes on cash and cash equivalents	2,319	(1,652)

Decrease in cash and cash equivalents	26,065	(102,393)
Cash and cash equivalents at beginning of quarter	164,091	298,133

Cash and cash equivalents at end of quarter	$190,156	$195,740

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

These condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP” or “GAAP”) for interim financial information, rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements, and accounting policies consistent in all material respects with those applied in preparing our audited annual consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015. These condensed consolidated financial statements and accompanying notes should be read in conjunction with our annual consolidated financial statements and the notes thereto for the year ended December 31, 2015, included in our Annual Report on Form 10-K. In the opinion of management, these condensed consolidated financial statements reflect all adjustments, including normal recurring adjustments, management considers necessary for the fair presentation of our financial position, operating results, comprehensive income, and cash flows for the interim periods presented. Our results for the interim periods are not necessarily indicative of results for the entire year.

Recent Accounting Pronouncements

Debt Issuance Costs. In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, Simplifying the Presentation of Debt Issuance Costs, which became effective this quarter. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt, which is consistent with the presentation of debt discounts and premiums. Retrospective application is required, which resulted in the reclassification of $5.8 million of debt issuance costs from other current assets and other assets to a direct reduction of convertible senior notes, net, in our Condensed Consolidated Balance Sheet as of December 31, 2015.

Deferred Taxes. ASU 2015-17, Balance Sheet Classification of Deferred Taxes, removes the requirement to classify the current and noncurrent amounts of deferred income tax assets and liabilities and requires noncurrent classification. Under previous guidance, the current and noncurrent classification of deferred income tax assets and liabilities was generally determined by reference to the classification of the related asset or liability unless there is no associated asset or liability that will cause the temporary timing difference to reverse. In that situation, the expected reversal date of the timing difference was used for classification purposes.

We elected to apply this guidance retrospectively to all prior periods to maintain the comparability of presentation between periods. Early adoption is permitted, so we elected to early adopt this standard at December 31, 2015, which resulted in the reclassification of deferred tax assets and liabilities of $17.2 and $0.1 million, respectively, from current to noncurrent in our Condensed Consolidated Balance Sheet as of December 31, 2014.

Measurement Period Adjustments. The FASB issued ASU 2015-16, Simplifying the Accounting for Measurement Period Adjustments, in September 2015, which is effective in the first quarter of 2016. The acquirer of a business is required to retrospectively adjust provisional amounts recognized at the acquisition date with a corresponding adjustment to goodwill. Those adjustments are required when new information is obtained about facts and circumstances that existed as of the acquisition date and, if known, would have affected the measurement of the amounts initially recognized or would have resulted in the recognition of additional assets or liabilities. Under current guidance, the acquirer also must revise comparative prior period information, including depreciation, amortization, or other income affects as a result of changes made to provisional amounts. ASU 2015-16 eliminates the requirement to retrospectively account for those adjustments. The impact on our financial statements will be determined in the future if measurement period adjustments are identified.

Inventory Valuation. In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory, which is effective in the first quarter of 2017. ASU 2015-11 requires that inventory be valued at the lower of cost or net realizable value, which is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. We currently value inventory at the lower of cost or net realizable value less a reasonable profit margin as allowed by current inventory valuation guidance. We are evaluating the impact of ASU 2015-11 on our inventory valuation and results of operations.

Stock-based Compensation. In March 2016, the FASB issued ASU 2016-09, Stock Compensation, which is effective in the first quarter of 2017 with early adoption permitted. ASU 2016-09 revises guidance in the following areas, which will impact us:

•

Certain excess tax benefits and deficiencies are accounted for as additional paid-in capital under current guidance. Under the new guidance, all excess tax benefits and deficiencies will be recognized as income tax expense.

•	The requirement to reclassify the gross excess tax benefits related to stock-based compensation from operating to financing activities in the statement of cash flows is eliminated.

•	A company-wide election is allowed to account for forfeitures when they occur instead of estimating the forfeiture rate.

•	Statutory tax withholding will be permitted up to the maximum statutory tax rate in applicable jurisdictions.

We are evaluating the impact of ASU 2016-09 on our results of operations and statement of cash flows.

Revenue Recognition. ASU 2014-09, Revenue from Contracts with Customers, issued in May 2014, and ASU 2016-10, Identifying Performance Obligations and Licensing, issued in April 2016, enhances the comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets. The principles-based guidance provides a framework for addressing revenue recognition issues comprehensively. The standard requires that revenue should be recognized in an amount that reflects the consideration that the entity expects to be entitled in exchange for goods or services, which are referred to as performance obligations.

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

The new revenue recognition guidance will be effective in the first quarter of 2018. We are evaluating its impact on our revenue and results of operations.

Principal vs Agent. ASU 2016-08, Principal vs. Agent Considerations (Reporting Revenue Gross vs Net), issued in March 2016, streamlines and clarifies the criteria for identifying whether an entity is satisfying a performance obligation as the principal or agent in the transaction. The entity that is responsible for fulfilling the contractual obligations related to the good or service is acting as the principal and recognizes the gross amount of consideration. The entity that is responsible only for arranging delivery to the customer is acting as the agent and recognizes revenue in the amount of the fee or commission related to arranging for the delivery of the good or service.

A number of indicators of the nature of the relationship that are considered under current guidance have been streamlined and clarified in the new guidance by focusing more specifically on the performance obligations that must be fulfilled in the transaction, which entity carries the inventory risk in the transaction, and which entity controls the pricing of the good or service. Credit risk will no longer be a criterion. This guidance will be effective in the first quarter of 2018. We are evaluating its impact on our revenue and results of operations.

Lease Arrangements. Under current guidance, the classification of a lease by a lessee as either an operating lease or a capital lease determines whether an asset and liability is recognized on the balance sheet. ASU 2016-02, issued in February 2016, requires that a lessee recognize an asset and liability on its balance sheet related to all leases with terms in excess of one year. For all leases, a lessee is required to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial position. The right-to-use asset represents the right to use the underlying asset during the lease term.

The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous guidance. There continues to be a differentiation between finance leases and operating leases. The criteria for determining whether a lease is a financing or operating lease are substantially the same as existing guidance except that the “bright line” percentages have been removed.

•

For finance leases, interest is recognized on the lease liability separately from depreciation of the right-of-use asset in the statement of operations. Principal repayments are classified within financing activities and interest payments are classified as operating activities in the statement of cash flows.

•

For operating leases, a lessee is required to recognize lease expense generally on a straight-line basis. All operating lease payments are classified as operating activities in the statement of cash flows.

The current build-to-suit lease accounting guidance will be rescinded by the new guidance.

Lessor accounting is largely unchanged from current guidance except for revisions necessary to conform to the requirements of the recently issued revenue recognition guidance. Operating lease revenue should generally continue to be recognized on a straight-line basis over the lease term. Finance lease revenue should generally continue to be recognized upon shipment.

The new lease accounting guidance will be effective in the first quarter of 2019. We are evaluating its impact on our revenue and results of operations.

Supplemental Cash Flow Information

	Three months ended March 31,
(in thousands)	2016	2015
Net cash paid for income taxes	$1,960	$1,381

Cash paid for interest expense	$1,694	$1,278

Acquisitions of businesses:
Cash paid for businesses purchased, excluding contingent consideration	$8,238	$10
Cash acquired in business acquisition	(256)	—

Net cash paid for businesses purchased, net of cash acquired	$7,982	$10

Common stock issued in connection with Reggiani Macchine SpA (“Reggiani”) acquisition	$73	$—

Non-cash investing and financing activities:
Non-cash settlement of vacation liabilities by issuing restricted stock units (“RSUs”)	$2,733	$1,353
Property and equipment received, but not paid	1,478	1,005

	$4,211	$2,358

2. Earnings Per Share

Net income per basic common share is computed using the weighted average number of common shares outstanding during the period. Net income per diluted common share is computed using the weighted average number of common and dilutive potential common shares outstanding during the period. Potential common shares result from the assumed exercise of outstanding common stock options having a dilutive effect using the treasury stock method, non-vested shares of restricted stock having a dilutive effect, non-vested restricted stock for which the performance criteria have been met, shares to be purchased under our Employee Stock Purchase Plan (“ESPP”) having a dilutive effect, the assumed issuance of shares from escrow related to the acquisition of Corrugated Technologies, Inc. (“CTI”), the assumed conversion of our convertible senior notes due 2019 (“Notes”) having a dilutive effect using the treasury stock method when the stock price exceeds the conversion price of the Notes, and the assumed exercise of our Warrants having a dilutive effect using the treasury stock method when the stock price exceeds the warrant strike price. Any potential shares that are anti-dilutive as defined in Accounting Standards Codification (“ASC”) 260, Earnings Per Share, are excluded from the effect of dilutive securities.

Performance-based and market-based restricted stock and stock options that would be issuable if the end of the reporting period were the end of the vesting period, if the result would be dilutive, are assumed to be outstanding for purposes of determining net income per diluted common share as of the later of the beginning of the period or the grant date in accordance with ASC 260-10-45-48. Accordingly, performance-based RSUs, which vested on various dates during the three months ended March 31, 2016 and 2015, based on achievement of specified performance criteria related to revenue and non-GAAP operating income targets, and performance-based stock options, which vested during the three months ended March 31, 2016 based on achievement of specified targets related to non-GAAP return on equity are included in the determination of net income per diluted common share as of the beginning of each period.

Basic and diluted earnings per share for the three months ended March 31, 2016 and 2015 are reconciled as follows (in thousands, except per share amounts):

	Three months ended March 31,
	2016	2015
Basic net income per share:
Net income available to common shareholders	$1,854	$5,237
Weighted average common shares outstanding	47,215	47,002

Basic net income per share	$0.04	$0.11

Diluted net income per share:
Net income available to common shareholders	$1,854	$5,237
Weighted average common shares outstanding	47,215	47,002
Diluted stock options and non-vested restricted stock	708	854

Weighted average common shares outstanding for purposes of computing diluted net income per share	47,923	47,856

Diluted net income per share	$0.04	$0.11

Potential shares of common stock that are not included in the determination of diluted net income per share because they are anti-dilutive for the periods presented consist of shares to be purchased under our ESPP having an anti-dilutive effect of less than 0.1 million shares for the three months ended March 31, 2016 and 2015.

The weighted-average number of common shares outstanding does not include the effect of the potential common shares from conversion of our Notes and exercise of our Warrants, which were issued in September 2014. The effects of these potentially outstanding shares were not included in the calculation of diluted net income per share because the effect would have been anti-dilutive since the conversion price of the Notes and the strike price of the warrants exceeded the average market price of our common stock. We have the option to pay cash, issue shares of common stock, or any combination thereof for the aggregate amount due upon conversion of the Notes. Our intent is to settle the principal amount of the Notes in cash upon conversion. As a result, only amounts payable in excess of the principal amount of the Notes are considered in diluted net income per share under the treasury stock method. The Note Hedges are also not included in the calculation of diluted net income per share because the effect of any exercise of the Note Hedges would be anti-dilutive. Please refer to Note 6 – Convertible Senior Notes, Note Hedges, and Warrants of the Notes to Condensed Consolidated Financial Statements for additional information regarding our Notes, Note Hedges, and Warrants.

3. Balance Sheet Details

Inventories

Inventories, net of allowances, as of March 31, 2016 and December 31, 2015 are as follows (in thousands):

	March 31, 2016	December 31, 2015
Raw materials	$63,102	$53,783
Work in process	6,686	6,646
Finished goods	51,878	45,949

	$121,666	$106,378

Deferred Cost of Revenue

Deferred cost of revenue related to unrecognized revenue on shipments to customers was $7.2 and $8.7 million as of March 31, 2016 and December 31, 2015, respectively, and is included in other current assets in our Condensed Consolidated Balance Sheets.

Product Warranty Reserves

The changes in product warranty reserves during the three months ended March 31, 2016 and 2015 are as follows (in thousands):

	2016	2015
Balance at January 1,	$9,635	$9,682
Provisions, net of releases	3,073	3,557
Settlements	(3,041)	(3,438)

Balance at March 31,	$9,667	$9,801

Accumulated Other Comprehensive Loss (“OCI”)

OCI classified within stockholders’ equity in our Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015 is as follows (in thousands):

	March 31, 2016	December 31, 2015
Net unrealized investment gains (losses)	$418	$(376)
Currency translation losses	(10,603)	(17,049)
Net unrealized gains (losses) on cash flow hedges	52	1

Accumulated other comprehensive loss	$(10,133)	$(17,424)

Amounts reclassified out of OCI were less than $0.1 million, net of tax, for the three months ended March 31, 2016 and 2015, and consisted of unrealized gains and losses from investments in debt securities that are reported within interest income and other expense, net, in our Condensed Consolidated Statements of Operations.

4. Acquisitions

Rialco® Limited (“Rialco”), a private limited liability company incorporated in England and Wales and headquartered in Bradford, U.K., was acquired on March 1, 2016. Rialco has been included in the Industrial Inkjet operating segment. Acquisition-related transaction costs were $0.5 million during the three months ended March 31, 2016.

We purchased Rialco for cash consideration of $8.4 million, net of cash acquired, plus an additional potential future cash earnout, which is contingent on achieving certain revenue and gross profit performance targets over three consecutive 12-month periods. Rialco is a leading European supplier of dye powders and color products for the textile, digital print, and industrial manufacturing industries. Rialco’s pure disperse dyes are particularly important in the manufacture of high-quality dye sublimation inkjet inks for textile applications, which is a key growth area in the global migration from analog to digital print.

The fair value of the earnout related to the Rialco acquisition is currently estimated to be $2.2 million by applying the income approach in accordance with ASC 805-30-25-5. Key assumptions include a risk-free discount rate of 0.8%, a probability-adjusted revenue level, and probability-adjusted gross profit. Probability-adjusted revenue and gross profit are significant inputs that are not observable in the market, which ASC 820-10-35, refers to as Level 3 inputs. This contingent liability is reflected in the Condensed Consolidated Balance Sheet as of March 31, 2016, as a noncurrent liability as of March 31, 2016 with the first payment due in the third quarter of 2017, if earned. In accordance with ASC 805-30-35-1, changes in the fair value of contingent consideration subsequent to the acquisition date are recognized in general and administrative expenses.

The Rialco acquisition was accounted for as a purchase business combination. In accordance with ASC 805, the purchase price has been allocated to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their respective estimated fair values on each acquisition date based on the valuation performed by management with the assistance of a third party. Excess purchase consideration was recorded as goodwill. Factors contributing to a purchase price that results in goodwill include, but are not limited to, the retention of research and development personnel with skills to develop future technology, support personnel to provide maintenance services related to the products, a trained sales force capable of selling current and future products, and the positive reputation of Rialco in the market. Rialco’s technical and commercial capabilities will benefit the Industrial Inkjet operating segment in the sourcing, specification, and purification of high quality dyes and expand our research, development, and innovation base to develop ink for the signage, ceramic, and packaging markets.

We engaged a third party valuation firm to aid management in its analysis of the fair value of Rialco. All estimates, key assumptions, and forecasts were either provided by or reviewed by us. While we chose to utilize a third party valuation firm, the fair value analyses and related valuations represent the conclusions of management and not the conclusions or statements of any third party.

The purchase price allocations are preliminary and subject to change within the measurement periods as the valuations are finalized. We expect to continue to obtain information to assist us in finalizing the fair value of the net assets acquired at the respective acquisition dates during the respective measurement periods.

Valuation Methodologies

Intangible assets acquired consist of customer relationships, customer backlog, trade name, and existing technology.

Customer Relationships and Backlog were valued using the excess earnings method, which is an income approach. The value of customer relationships lies in the generation of a consistent and predictable revenue source without incurring the costs normally required to develop the relationships. Customer relationships were valued by estimating the revenue attributable to existing customer relationships and probability-weighted in each forecast year to reflect the uncertainty of maintaining existing relationships based on historical attrition rates and a discount rate of 30%. Customer backlog represents unfulfilled customer purchase orders at the acquisition date that will provide a relatively secure revenue stream, subject only to potential customer cancellation and a discount rate of 19%. The backlog is expected to be fulfilled within one year.

Trade Names were valued using the relief from royalty method with royalty rates based on various factors including an analysis of market data, comparable trade name agreements, consideration of historical advertising dollars spent supporting the trade name, and a discount rate of 30%.

Existing Technology was valued using the cost approach. The value of existing technology is estimated based on the historical time and cost to develop the technology, the estimated man-years required to recreate the technology, historical employee compensation and benefits, and a reasonable mark-up based on profit for companies with similar operations.

The preliminary allocation of the purchase price to the assets acquired and liabilities assumed (in thousands) in the Rialco acquisition on March 1, 2016 is summarized as follows:

	Weighted average useful life	Purchase Price Allocation

Customer relationships	5 years	$2,512
Existing technology	5 years	846
Trade names	4 years	763
Backlog	less than one year	56
Goodwill	—	1,426

		5,603
Net tangible assets		5,177

Total purchase price		$10,780

Pro forma results of operations for Rialco have not been presented because they are not material to our Condensed Consolidated Results of Operations for the three months ended March 31, 2016 and 2015. Goodwill, which represents the excess of the purchase price over the net tangible and intangible assets acquired, is not deductible for tax purposes.

Rialco generates revenue and incurs operating expenses primarily in British pounds sterling. Upon consideration of the salient economic indicators discussed in ASC 830-10-55-5, Foreign Currency Matters, we consider British pounds sterling to be the functional currency for Rialco.

5. Investments and Fair Value Measurements

We invest our excess cash on deposit with major banks in money market, U.S. Treasury and government-sponsored entity, corporate, asset-backed, and mortgage-backed residential debt securities. By policy, we invest primarily in high-grade marketable securities. We are exposed to credit risk in the event of default by the financial institutions or issuers of these investments to the extent of amounts recorded in our Condensed Consolidated Balance Sheets.

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

Our available-for-sale short-term investments as of March 31, 2016 and December 31, 2015 are as follows (in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
March 31, 2016
U.S. Government and sponsored entities	$81,008	$322	$(2)	$81,328
Corporate debt securities	165,037	368	(236)	165,169
Asset-backed securities	33,298	273	(56)	33,515
Mortgage-backed securities – residential	1,460	2	(3)	1,459

Total short-term investments	$280,803	$965	$(297)	$281,471

December 31, 2015
U.S. Government and sponsored entities	$98,411	$12	$(137)	$98,286
Corporate debt securities	198,498	20	(510)	198,008
Asset-backed securities	35,276	195	(174)	35,297
Mortgage-backed securities – residential	1,689	2	(6)	1,685

Total short-term investments	$333,874	$229	$(827)	$333,276

The fair value and duration that investments, including cash equivalents, have been in a gross unrealized loss position as of March 31, 2016 and December 31, 2015 are as follows (in thousands):

	Less than 12 Months		More than 12 Months		TOTAL
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2016
U.S. Government and sponsored entities	$15,813	$(2)	$—	$—	$15,813	$(2)
Corporate debt securities	68,349	(189)	11,957	(47)	80,306	(236)
Asset-backed securities	18,392	(16)	7,022	(40)	25,414	(56)
Mortgage-backed securities – residential	487	(1)	240	(2)	727	(3)

Total	$103,041	$(208)	$19,219	$(89)	$122,260	$(297)

December 31, 2015
U.S. Government and sponsored entities	$82,366	$(137)	$—	$—	$82,366	$(137)
Corporate debt securities	136,274	(448)	16,940	(62)	153,214	(510)
Asset-backed securities	27,928	(103)	7,131	(71)	35,059	(174)
Mortgage-backed securities – residential	764	(2)	269	(4)	1,033	(6)

Total	$247,332	$(690)	$24,340	$(137)	$271,672	$(827)

For fixed income securities that have unrealized losses as of March 31, 2016, we have determined that we do not have the intent to sell any of these investments and it is not more likely than not that we will be required to sell any of these investments before recovery of the entire amortized cost basis. We have evaluated these fixed income securities and determined that no credit losses exist. Accordingly, management has determined that the unrealized losses on our fixed income securities as of March 31, 2016 were temporary in nature.

Amortized cost and estimated fair value of investments as of March 31, 2016 are summarized by maturity date as follows (in thousands):

	Amortized cost	Fair value
Mature in less than one year	$90,975	$90,993
Mature in one to three years	189,828	190,478

Total short-term investments	$280,803	$281,471

Net realized gains of less than $0.1 million from sales of investments were recognized in interest income and other expense, net, for the three months ended March 31, 2016 and 2015. Net unrealized gains of $0.7 million and net unrealized losses of $0.6 million, respectively, were included in OCI in the accompanying Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015, respectively.

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

Level 2: Inputs that are other than quoted prices included within Level 1, that are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date for the duration of the instrument’s anticipated life or by comparison to similar instruments; and

Level 3: Inputs that are unobservable or reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. These include management’s own judgments about market participant assumptions developed based on the best information available in the circumstances.

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

Our investments and liabilities measured at fair value have been presented in accordance with the fair value hierarchy specified in ASC 820 as of March 31, 2016 and December 31, 2015 in order of liquidity as follows (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
March 31, 2016
Assets:
Money market funds	$62,197	$62,197	$—	$—
U.S. Government and sponsored entities	81,328	39,738	41,590	—
Corporate debt securities	165,739	—	165,739	—
Asset-backed securities	33,516	—	33,280	236
Mortgage-backed securities – residential	1,458	—	1,458	—

	$344,238	$101,935	$242,067	$236

Liabilities:
Contingent consideration, current and noncurrent	$57,633	$—	$—	$57,633
Self-insurance	1,477	—	—	1,477

	$59,110	$—	$—	$59,110

December 31, 2015
Assets:
Money market funds	$13,221	$13,221	$—	$—
U.S. Government and sponsored entities	98,286	34,712	63,574	—
Corporate debt securities	198,778	—	198,778	—
Asset-backed securities	35,297	—	35,113	184
Mortgage-backed securities – residential	1,684	—	1,684	—

	$347,266	$47,933	$299,149	$184

Liabilities:
Contingent consideration, current and noncurrent	$54,796	$—	$—	$54,796
Self-insurance	1,268	—	—	1,268

	$56,064	$—	$—	$56,064

Money market funds consist of $62.2 and $13.2 million, which have been classified as cash equivalents as of March 31, 2016 and December 31, 2015, respectively. Corporate debt securities include $0.6 and 0.7 million, which have been classified as cash equivalents as of March 31, 2016 and December 31, 2015, respectively.

Investments are generally classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices or alternative pricing sources with reasonable levels of price transparency. Investments in U.S. Treasury obligations and overnight money market mutual funds have been classified as Level 1 because these securities are valued based on quoted prices in active markets or are actively traded at $1.00 Net Asset Value. There have been no transfers between Level 1 and 2 during the three months ended March 31, 2016 and 2015.

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

Liabilities for Contingent Consideration

Acquisition-related liabilities for contingent consideration (i.e., earnouts) are related to the purchase business combinations of Rialco in 2016; Shuttleworth Business Systems Limited and CDM Solutions Limited (collectively, “Shuttleworth”), CTI, and Reggiani Macchine SpA (“Reggiani”) in 2015; DiMS! organizing print BV (“DIMS”), DirectSmile GmbH (“DirectSmile”), and SmartLinc, Inc. (“SmartLinc”) in 2014; Outback Software Pty. Ltd. doing business as Metrix Software (“Metrix”), GamSys Software SPRL (“GamSys”), and PrintLeader Software (“PrintLeader”) in 2013; and Technique, Inc. and Technique Business Systems Limited (collectively, “Technique”) in 2012.

The fair value of these earnouts is estimated to be $57.6 and $54.8 million as of March 31, 2016 and December 31, 2015, respectively, by applying the income approach in accordance with ASC 805-30-25-5, Business Combinations. Key assumptions include risk-free discount rates between 0.6% and 4.98% (Monte Carlo valuation method) and discount rates between 4.2% and 6.0% (probability-adjusted method), as well as probability-adjusted revenue, gross profit, and EBIT levels. Probability-adjusted revenue, gross profit, and EBIT are significant inputs that are not observable in the market, which ASC 820-10-35 refers to as Level 3 inputs. These contingent liabilities have been reflected in the Condensed Consolidated Balance Sheet as of March 31, 2016 as current and noncurrent liabilities of $3.9 and $53.7 million, respectively.

The fair value of contingent consideration decreased by $0.8 million, partially offset by $0.6 million of earnout interest accretion related to all acquisitions, during the three months ended March 31, 2016. The Reggiani earnout performance probability increased while the DIMS earnout performance probability decreased during the three months ended March 31, 2016. The fair value of contingent consideration decreased by $3.5 million, partially offset by $1.4 million of earnout interest accretion related to all acquisitions, during the year ended December 31, 2015. The DIMS, DirectSmile, GamSys, and Metrix earnout performance probability percentages decreased in 2015. In accordance with ASC 805-30-35-1, changes in the fair value of contingent consideration subsequent to the acquisition date have been recognized in general and administrative expense.

Earnout payments during the three months ended March 31, 2016 of $1.2 and $0.2 million are primarily related to the previously accrued DirectSmile and Metrix contingent consideration liabilities, respectively. Earnout payments during the year ended December 31, 2015 of $2.0, $1.1, $0.6, and $0.3 million are primarily related to the previously accrued Technique, GamSys, Metrix, and SmartLinc contingent consideration liabilities, respectively.

Changes in the fair value of contingent consideration are summarized as follows (in thousands):

Fair value of contingent consideration at January 1, 2015	$12,277

Fair value of Reggiani contingent consideration at July 1, 2015	43,170
Fair value of CTI contingent consideration at October 6, 2015	2,551
Fair value of Shuttleworth contingent consideration at November 4, 2015	5,077
Changes in valuation	(3,575)
Payments	(4,093)
Foreign currency adjustment	(611)

Fair value of contingent consideration at December 31, 2015	$54,796

Fair value of Rialco contingent consideration at March 1, 2016	$2,109
Changes in valuation	(206)
Payments	(1,443)
Foreign currency adjustment	2,377

Fair value of contingent consideration at March 31, 2016	$57,633

Since the primary inputs to the fair value measurement of the contingent consideration liability are the discount rate and probability-adjusted revenue, we reviewed the sensitivity of the fair value measurement to changes in these inputs. We assessed the probability of achieving the revenue performance targets for the contingent consideration associated with each acquisition at percentage levels between 60% and 100% as of each respective acquisition date based on an assessment of the historical performance of each acquired entity, our current expectations of future performance, and other relevant factors. A change in probability-adjusted revenue of five percentage points from the level assumed in the current valuations would result in a change in the fair value of contingent consideration of $1.8 million resulting in a corresponding adjustment to general and administrative expense. A change in the discount rate of one percentage point results in a change in the fair value of contingent consideration of $1.3 million. The potential undiscounted amount of future contingent consideration cash payments that we could be required to make related to our business acquisitions, beyond amounts currently accrued, is $16.0 million as of March 31, 2016.

Fair Value of Derivative Instruments

We utilize the income approach to measure the fair value of our derivative assets and liabilities. The income approach uses pricing models that rely on market observable inputs such as yield curves, currency exchange rates, and forward prices, and are therefore classified as Level 2 measurements. The notional amount of our derivative assets and liabilities was $156.2 and $118.6 million as of March 31, 2016 and December 31, 2015, respectively. The fair value of our derivative assets and liabilities that were designated for cash flow hedge accounting treatment having notional amounts of $3.4 and $3.2 million as of March 31, 2016 and December 31, 2015, respectively, was not material.

Fair Value of Convertible Senior Notes

In September 2014, we issued $345 million aggregate principal amount of 0.75% Convertible Senior Notes due 2019 (“Notes”). The Notes are carried at their original issuance value, net of unamortized debt discount, and are not marked to market each period. The approximate fair value of the Notes as of March 31, 2016 was approximately $362 million and was considered a Level 2 fair value measurement. Fair value was estimated based upon actual quotations obtained at the end of the reporting period or the most recent date available. A substantial portion of the market value of our Notes in excess of the outstanding principal amount relates to the conversion premium.

6. Convertible Senior Notes (“Notes”), Note Hedges, and Warrants

0.75% Convertible Senior Notes Due 2019

In September 2014, we completed a private placement of $345 million principal amount of 0.75% Convertible Senior Notes due 2019 (“Notes”). The Notes were sold to the initial purchasers for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The net proceeds from this offering were approximately $336.3 million, after deducting the initial purchasers’ commissions and the offering expenses paid by us. We used approximately $29.4 million of the net proceeds to purchase the Note Hedges described below, net of the proceeds from the Warrant transactions also described below.

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

The initial conversion rate is 18.9667 shares of common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $52.72 per share of common stock. Upon conversion of the Notes, holders will receive cash, shares of common stock or a combination thereof, at our election. Our intent is to settle the principal amount of the Notes in cash upon conversion. If the conversion value exceeds the principal amount, we would deliver shares of our common stock for our conversion obligation in excess of the aggregate principal amount. As of March 31, 2016, none of the conditions listed below allowing holders of the Notes to convert had been met.

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

The Notes consist of the following as of March 31, 2016 (in thousands):

	March 31, 2016	December 31, 2015
Liability component	$345,000	$345,000
Debt discount, net of amortization	(45,539)	(48,515)
Debt issuance costs, net of amortization	(5,396)	(5,751)

Net carrying amount	$294,065	$290,734

Equity component	$63,643	$63,643
Less: debt issuance costs allocated to equity	(1,582)	(1,582)

Net carrying amount	$62,061	$62,061

Upon adoption of ASU 2015-03, $5.8 million of debt issuance costs have been reclassified from other current assets and other assets to a direct reduction of convertible senior notes, net, in our Condensed Consolidated Balance Sheet as of December 31, 2015.

Interest expense recognized related to the Notes during the three months ended March 31, 2016 and 2015 was as follows (in thousands):

	2016	2015

0.75% coupon	$640	$647
Amortization of debt issuance costs	355	342
Amortization of debt discount	2,976	2,849

	$3,971	$3,838

Note Hedges

We paid an aggregate of $63.9 million in convertible note hedge transactions with respect to our common stock (“Note Hedges”) in September 2014. The Note Hedges will expire upon maturity of the Notes. The Note Hedges are intended to offset the potential dilution upon conversion and/or offset any cash payments we are required to make in excess of the principal amount upon conversion of the Notes in the event that the market value per share of our common stock, as measured under the terms of the Note Hedges, is greater than the strike price of the Note Hedges. The strike price of the Note Hedges initially correspond to the conversion price of the Notes and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion price of the Notes. The Note Hedges are separate transactions and are not part of the Notes. Holders of the Notes will not have any rights with respect to the Note Hedges.

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

7. Income taxes

We recognized tax provisions of $0.3 and $1.1 million on pretax net income of $2.1 and $6.3 million during the three months ended March 31, 2016 and 2015, respectively. The provisions for income taxes before discrete items were $0.5 and $1.8 million during the three months ended March 31, 2016 and 2015, respectively. The decrease in the provision for income taxes before discrete items for the three months ended March 31, 2016, compared with the same period in the prior year, is primarily due to the decrease in profitability before income taxes and increased income earned in jurisdictions with tax rates lower than the statutory U.S. tax rate.

Primary differences between our recorded tax provision rate and the U.S. statutory rate of 35% include lower taxes on permanently reinvested foreign earnings and the tax effects of stock-based compensation expense pursuant to ASC 718-740, Stock Compensation – Income Taxes, which are non-deductible for tax purposes.

Our tax provision before discrete items is reconciled to our recorded provision for income taxes for the three months ended March 31, 2016 and 2015 as follows (in millions):

	Three months ended March 31,
	2016	2015
Provision for income taxes before discrete items	$0.5	$1.8
Interest related to unrecognized tax benefits	0.2	0.1
Benefit related to U.S. transfer pricing adjustment	—	(0.4)
Benefit related to Spanish statutory and tax intangibles write-off	—	(0.3)
Benefit for reassessment of taxes upon filing of tax returns	(0.3)	—
Tax deductions related to ESPP dispositions	(0.1)	(0.1)

Provision for income taxes	$0.3	$1.1

As of March 31, 2016 and December 31, 2015, gross unrecognized benefits that would affect the effective tax rate if recognized were $44.0 and $43.5 million, respectively. Over the next twelve months, our existing tax positions will continue to generate increased liabilities for unrecognized tax benefits. It is reasonably possible that our gross unrecognized tax benefits will decrease up to $3.8 million in the next twelve months primarily due to the lapse of the statute of limitations for federal and state tax purposes. These adjustments, if recognized, would positively impact our effective tax rate, and would be recognized as additional tax benefits in our Condensed Consolidated Statements of Operations.

In accordance with ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, we recorded $35.4 million of gross unrecognized tax benefits as an offset to deferred tax assets as of March 31, 2016, and the remaining $11.7 million has been recorded as noncurrent income taxes payable.

We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of March 31, 2016 and December 31, 2015, we have accrued $0.7 and $0.5 million, respectively, for potential payments of interest and penalties.

We are subject to examination by the Internal Revenue Service (“IRS”) for the 2012-2015 tax years, state tax jurisdictions for the 2011-2015 tax years, the Netherlands tax authority for the 2014-2015 tax years, the Spanish tax authority for the 2011-2015 tax years, and the Italian tax authority for the 2012-2015 tax years.

8. Commitments and Contingencies

Contingent Consideration

We are required to make payments to the former stockholders of acquired companies based on the achievement of specified performance targets as more fully explained in Note 5 – Investments and Fair Value Measurements.

Lease Commitments and Contractual Obligations

As of March 31, 2016, we have leased certain of our current facilities under noncancellable operating lease agreements. We are required to pay property taxes, insurance, and nominal maintenance costs for certain of these facilities and any increases over the base year of these expenses on the remainder of our facilities.

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

As of March 31, 2016, we are subject to the matter discussed below.

Matan Digital Printing (“MDG”) Matter

EFI acquired Matan Digital Printers (“Matan”) in 2015 from sellers (the “2015 Sellers”) that acquired Matan Digital Printing Ltd. from other sellers in 2001 (the “2001 Sellers”). The 2001 Sellers have asserted a claim against the 2015 Sellers and Matan asserting that they are entitled to a portion of the 2015 Sellers’ proceeds from EFI’s acquisition. The 2015 Sellers dispute this claim and have agreed to indemnify EFI against the 2001 Sellers’ claim.

Although we are fully indemnified and we do not believe that it is probable that we will incur a loss, it is reasonably possible that our financial statements could be materially affected by the unfavorable resolution of this matter. Accordingly, it is reasonably possible that we could incur a material loss in this matter. We estimate the range of loss to be between one dollar and $9.6 million. If we incur a loss in this matter, it will be offset by a receivable of an equal amount representing a claim for indemnification against the escrow account established in connection with the Matan acquisition.

Other Matters

As of March 31, 2016, we were subject to various other claims, lawsuits, investigations, and proceedings in addition to the matter discussed above. There is at least a reasonable possibility that additional losses may be incurred in excess of the amounts that we have accrued. However, we believe that these claims are not material to our financial statements or the range of reasonably possible losses is not reasonably estimable. Litigation is inherently unpredictable, and while we believe that we have valid defenses with respect to legal matters pending against us, our financial statements could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies or because of the diversion of management’s attention and the incurrence of significant expenses.

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

We classify our revenue, operating segment profit (i.e., gross profit), assets, and liabilities in accordance with our operating segments as follows:

Industrial Inkjet, which consists of our VUTEk and Matan super-wide and wide format, Reggiani textile, Jetrion label and packaging, and Cretaprint ceramic tile decoration industrial digital inkjet printers; digital ultra-violet (“UV”), light-emitting diode (“LED”), ceramic, and thermoforming ink, as well as a variety of textile ink including dye sublimation, pigmented, reactive dye, acid dye, pure disperse dye, and water-based dispersed printing ink; digital inkjet printer parts; and professional services. Printing surfaces include paper, vinyl, corrugated, textile, glass, plastic, aluminum composite, ceramic tile, wood, and many other flexible and rigid substrates.

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

Our CODM evaluates the performance of our operating segments based on net sales and gross profit. Gross profit for each operating segment includes revenue from sales to third parties and related cost of revenue attributable to the operating segment. Cost of revenue for each operating segment excludes certain expenses managed outside the operating segments consisting primarily of stock-based compensation expense. Operating income is not reported by operating segment because operating expenses include significant shared expenses and other costs that are managed outside of the operating segments. Such operating expenses include various corporate expenses such as stock-based compensation, corporate sales and marketing, research and development, amortization of identified intangibles, various non-recurring charges, and other separately managed general and administrative expenses.

Operating segment profit (i.e., gross profit), excluding stock-based compensation expense, for the three months ended March 31, 2016 and 2015 is summarized as follows (in thousands):

	Three months ended March 31,
	2016	2015
Industrial Inkjet
Revenue	$125,798	$87,607
Gross profit	42,450	29,572
Gross profit percentages	33.7%	33.8%
Productivity Software
Revenue	$32,540	$31,107
Gross profit	23,694	22,418
Gross profit percentages	72.8%	72.1%
Fiery
Revenue	$75,795	$75,840
Gross profit	53,264	54,391
Gross profit percentages	70.3%	71.7%

Operating segment profit (i.e., gross profit) is reconciled to our Condensed Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015 as follows (in thousands):

	Three months ended March 31,
	2016	2015
Segment gross profit	$119,408	$106,381
Stock-based compensation expense	(722)	(824)
Other items excluded from segment profit	(314)	(117)

Gross profit	$118,372	$105,440

Tangible and intangible assets, net of liabilities, are summarized by operating segment as follows (in thousands):

March 31, 2016	Industrial Inkjet	Productivity Software	Fiery	Corporate and Unallocated Net Assets	Total
Goodwill	$141,106	$139,568	$63,695	$—	$344,369
Identified intangible assets, net	103,102	30,299	329	—	133,730
Tangible assets, net of liabilities	133,289	(14,897)	28,196	204,711	351,299

Net tangible and intangible assets	$377,496	$154,970	$92,221	$204,711	$829,398

December 31, 2015
Goodwill	$142,183	$133,128	$63,482	$—	$338,793
Identified intangible assets, net	101,623	33,432	497	—	135,552
Tangible assets, net of liabilities	102,351	(10,023)	23,954	233,567	349,849

Net tangible and intangible assets	$346,157	$156,537	$87,933	$233,567	$824,194

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

Our revenue by ship-to destination for the three months ended March 31, 2016 and 2015 was as follows (in thousands):

	Three months ended March 31,
	2016	2015
Americas	$120,266	$107,714
Europe, Middle East, and Africa (“EMEA”)	83,583	60,128
Asia Pacific (“APAC”)	30,284	26,712

Total revenue	$234,133	$194,554

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

Our exposures are primarily related to non-U.S. dollar-denominated revenue in Europe, the U.K., Latin America, China, Israel, Australia, New Zealand, and Canada, and to non-U.S. dollar-denominated operating expenses in Europe, India, Japan, the U.K., China, Israel, Brazil, and Australia. We hedge our operating expense cash flow exposure in Indian rupees. We hedge balance sheet remeasurement exposure associated with Brazilian real, British pound sterling, Israeli shekel, Australian dollar, Japanese yen, Chinese renminbi, and Euro-denominated intercompany balances; Brazilian real, British pound sterling, Australian dollar, Canadian dollar, and Euro-denominated trade receivables, and Indian rupee-denominated net monetary assets.

By their nature, derivative instruments involve, to varying degrees, elements of market and credit risk. The market risk associated with these instruments resulting from currency exchange movement is expected to offset the market risk of the underlying transactions, assets, and liabilities being hedged (i.e., operating expense exposure in Indian rupees; the collection of trade receivables denominated in currencies other than their functional currency and the settlement of intercompany balances denominated in currencies other than their functional currency). We do not believe there is significant risk of loss from non-performance by the counterparty associated with these instruments because, by policy, we deal with counterparties having a minimum investment grade or better credit rating. Credit risk is managed through the continuous monitoring of exposures to such counterparties.

Cash Flow Hedges

Foreign currency derivative contracts with notional amounts of $3.4 and $3.2 million and net asset/liability amounts that are immaterial have been designated as cash flow hedges of our Indian rupee operating expense exposure at March 31, 2016 and December 31, 2015, respectively. The changes in fair value of these contracts are reported as a component of OCI and reclassified to operating expense in the periods of payment of the hedged operating expenses. The amount of ineffectiveness that was recorded in the Condensed Consolidated Statements of Operations for these designated cash flow hedges was immaterial. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.

Balance Sheet Hedges

Forward contracts not designated as hedging instruments with notional amounts of $152.8 and $115.4 million are used to hedge foreign currency balance sheet exposures at March 31, 2016 and December 31, 2015, respectively. They are not designated for hedge accounting treatment since there is a natural offset for the remeasurement of the underlying foreign currency denominated asset or liability. We recognize changes in the fair value of non-designated derivative instruments in earnings in the period of change. Gains and losses on foreign currency forward contracts used to hedge balance sheet exposures are recognized in interest income and other expense, net, in the same period as the remeasurement gain or loss of the related foreign currency denominated assets and liabilities. Forward contracts not designated as hedging instruments consist of hedges of Brazilian real, British pound sterling, Israeli shekel, Australian dollar, Japanese yen, Chinese renminbi, and Euro-denominated intercompany balances with notional amounts of $94.6 and $63.7 million at March 31, 2016 and December 31, 2015, respectively; hedges of Brazilian real, British pound sterling, Australian dollar, Canadian dollar, and Euro-denominated trade receivables with notional amounts of $55.4 and $49.1 million at March 31, 2016 and December 31, 2015, respectively; and hedges of Indian rupee net monetary assets with notional amounts of $2.8 and $2.6 million at March 31, 2016 and December 31, 2015, respectively.

11. Restructuring and Other

During the three months ended March 31, 2016 and 2015, cost reduction actions were taken to lower our operating expense run rate as we continue to analyze and re-align our cost structure following our business acquisitions. These charges primarily relate to cost reduction actions undertaken to integrate recently acquired businesses, consolidate facilities, and lower our operating expense run rate. Restructuring and other consists primarily of restructuring, severance, retention, facility downsizing and relocation, and acquisition integration expenses. Our restructuring and other plans are accounted for in accordance with ASC 420, Exit or Disposal Cost Obligations, ASC 712, Compensation – Non-Retirement Postemployment Benefits, and ASC 820.

Restructuring and other costs for the three months ended March 31, 2016 and 2015 were $2.7 and $1.0 million, respectively. Restructuring and other charges include severance costs of $2.5 and $0.7 million, which resulted from head count reductions of 71 and 34 for the three months ended March 31, 2016 and 2015, respectively. Severance costs include severance payments, related employee benefits, outplacement fees, and employee relocation costs.

Facilities relocation and downsizing costs for the three months ended March 31, 2016 and 2015 were $0.1 and $0.4 million, respectively. Facilities restructuring and other costs primarily related to the relocation of certain manufacturing and administrative locations to accommodate additional space requirements. Integration expenses for the three months ended March 31, 2016 of $0.1 million were required to integrate our business acquisitions.

Restructuring and other reserve activities for the three months ended March 31, 2016 and 2015 are summarized as follows (in thousands):

	2016	2015
Reserve balance at January 1,	$3,019	$2,102
Restructuring charges	1,846	882
Other charges	868	148
Non-cash restructuring and other	(403)	—
Payments	(1,828)	(1,023)

Reserve balance at March 31,	$3,502	$2,109

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

Stock-based compensation expense related to stock options, ESPP purchase rights, and RSUs for the three months ended March 31, 2016 and 2015 is summarized as follows (in thousands):

	Three months ended March 31,
	2016	2015
Employee stock options	$(45)	$34
RSUs	10,836	7,679
ESPP	766	1,179

Total stock-based compensation	11,557	8,892
Income tax benefit	(2,659)	(1,979)

Stock-based compensation expense, net of tax	$8,898	$6,913

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

Stock options were not granted during the three months ended March 31, 2016 and 2015. The estimated weighted average fair value per share of ESPP purchase rights issued and the underlying weighted average assumptions for the three months ended March 31, 2016 and 2015 are as follows:

	Three months ended March 31,
	2016	2015
Weighted average fair value per share	$10.39	$10.17
Expected volatility	22% - 25%	26% - 28%
Risk-free interest rate	0.5% - 0.8%	0.1% - 0.5%
Expected term (in years)	0.5 - 2.0	0.5 - 2.0

Stock options outstanding and exercisable, including performance-based and market-based options, as of March 31, 2016 and activity for the three months ended March 31, 2016 are summarized below (in thousands, except weighted average exercise price and remaining contractual term):

	Shares outstanding	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Options outstanding at January 1, 2016	443	$13.20
Options forfeited and expired	(12)	10.77
Options exercised	(1)	16.57

Options outstanding at March 31, 2016	430	$13.25	1.89	$12,518

Options vested and expected to vest at March 31, 2016	430	$13.25	1.89	$12,518

Options exercisable at March 31, 2016	430	$13.25	1.89	$12,518

Aggregate intrinsic value for stock options represents the difference between the closing price per share of our common stock on the last trading day of the fiscal period and the option exercise price multiplied by the number of in-the-money stock options outstanding, vested and expected to vest, and exercisable at March 31, 2016.

Non-vested RSUs, including performance-based and market-based RSUs, as of March 31, 2016 and activity during the three months ended March 31, 2016 are summarized below (shares in thousands):

	Shares	Weighted average grant date fair value
Non-vested at January 1, 2016	1,814	$40.53
Restricted stock granted	412	38.96
Restricted stock vested	(251)	37.00
Restricted stock forfeited	(217)	38.85

Non-vested at March 31, 2016	1,758	$40.87

Vested RSUs

Performance-based RSUs that vested based on annual financial results are included in the period that the performance and related service criteria were met. The grant date fair value of RSUs vested during the three months ended March 31, 2016 was $9.3 million. The aggregate intrinsic value at March 31, 2016 for RSUs expected to vest was $66.4 million and the remaining weighted average vesting period was 1.1 years. Aggregate intrinsic value for RSUs vested and expected to vest represents the closing price per share of our common stock on the last trading day of the fiscal period, multiplied by the number of RSUs vested and expected to vest as of March 31, 2016.

Performance-based and Market-based RSUs and Stock Options

Performance-based and market-based RSUs and stock options included in the tables above as of March 31, 2016 and activity for the three months ended March 31, 2016 are summarized below (in thousands):

	Performance-based		Market-based
	RSUs	Stock Options	RSUs
Non-vested at December 31, 2015	920	16	23

Granted	343	—	—
Vested	(211)	(4)	—
Forfeited	(195)	(12)	—

Non-vested at March 31, 2016	857	—	23

Performance -based and market-based stock options were not granted during the three months ended March 31, 2016. We use the BSM option pricing model to value performance-based RSUs. The weighted average grant date fair value per share of performance-based RSUs granted and the assumptions used to estimate grant date fair value for the three months ended March 31, 2016 and 2015 are as follows:

	Performance-based
	RSUs
	Short-term	Long-term
Three months ended March 31, 2015 Grants
Grant date fair value per share	$39.47	$36.78
Service period (years)	1.0	3.0

Three months ended March 31, 2015 Grants
Grant date fair value per share	$37.00	$38.64
Service period (years)	1.0	2.0

Our performance-based RSUs generally vest when specified performance criteria are met based on bookings, revenue, cash provided by operating activities, non-GAAP operating income, non-GAAP earnings per share, or other targets during the service period; otherwise, they are forfeited. Non-GAAP operating income is defined as operating income determined in accordance with GAAP, adjusted to remove the impact of certain expenses. Non-GAAP earnings per share is defined as net income determined in accordance with GAAP, adjusted to remove the impact of certain expenses, divided by the weighted average number of common shares and dilutive potential common shares outstanding during the period as more fully defined in Note 2—Earnings Per Share of the Notes to Consolidated Financial Statements.

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

13. Common Stock Repurchase Programs

On November 6, 2013, the board of directors approved the repurchase of $200 million of outstanding common stock. Under this publicly announced plan, we repurchased 1.5 million shares for an aggregate purchase price of $65.7 million during the year ended December 31, 2015.

On November 9, 2015, the board of directors cancelled $54.9 million remaining for repurchase under the 2013 authorization and approved a new authorization to repurchase $150 million of outstanding common stock commencing January 1, 2016. This authorization expires December 31, 2018. We repurchased 0.5 million shares for an aggregate purchase price of $20.0 million during the three months ended March 31, 2016.

Our employees have the option to surrender shares of common stock to satisfy their tax withholding obligations that arise on the vesting of RSUs. In connection with stock option exercises, certain employees can surrender shares to satisfy the exercise price of certain stock options and any tax withholding obligations incurred in connection with such exercises. Employees surrendered 0.1 million shares for an aggregate purchase price of $3.1 and $2.5 million during the three months ended March 31, 2016 and 2015, respectively.

These repurchased shares reduce shares outstanding and are recorded as treasury stock under the cost method thereby reducing stockholders’ equity by the cost of the repurchased shares. Our buyback program is limited by SEC regulations and is subject to compliance with our insider trading policy.

14. Accounts Receivable

Financing Receivables

ASC 310, Receivables, requires disclosures regarding the credit quality of our financing receivables and allowance for credit losses including disclosure of credit quality indicators, past due information, and modifications of our financing receivables. We had financing receivables of $21.2 and $14.8 million consisting of $11.0 and $10.2 million of sales-type lease receivables, included within other current assets and other assets at March 31, 2016 and December 31, 2015, respectively, and $10.2 and $4.6 million of trade receivables having a contractual maturity in excess of one year at March 31, 2016 and December 31, 2015, respectively. The credit quality of financing receivables is evaluated on the same basis as trade receivables. We do not have material past due financing receivables.

Accounts Receivable Sales Arrangements

In accordance with ASC 860-20, Transfers and Servicing, trade receivables are derecognized from our Condensed Consolidated Balance Sheet when sold to third parties upon determining that such receivables are presumptively beyond the reach of creditors in a bankruptcy proceeding. The recourse obligation is measured using market data from similar transactions and the servicing liability is determined based on the fair value that a third party would charge to service these receivables. These liabilities were determined to not be material at March 31, 2016 and December 31, 2015.

We have facilities in the U.S. and Italy that enable us to sell to third parties, on an ongoing basis, certain trade receivables with recourse. Trade receivables sold with recourse are generally short-term receivables with payment due dates of less than 10 days from the date of sale, which are subject to a servicing obligation. Trade receivables sold under these facilities were $5.2 and $23.2 million during the three months ended March 31, 2016 and the year ended December 31, 2015, respectively, which approximates the cash received.

We have facilities in Spain and Italy that enable us to sell to third parties, on an ongoing basis, certain trade receivables without recourse. Trade receivables sold without recourse are generally short-term receivables with payment due dates of less than one year, which are secured by international letters of credit. Trade receivables sold under these facilities were $0.4 and $3.7 million during the three months ended March 31, 2016 and the year ended December 31, 2015, respectively, which approximates the cash received.

We report collections from the sale of trade receivables to third parties as operating cash flows in the Condensed Consolidated Statements of Cash Flows.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This Quarterly Report on Form 10-Q (“Report”), including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and the future results of the Company that are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the management of the Company. Words such as “anticipate,” “believe,” “continue,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “potential,” “project,” “seek,” “should,” “target,” “will,” variations of such words, and similar expressions are intended to identify such forward-looking statements. Such statements reflect the current views of the Company and its management with respect to future events and are subject to certain risks, uncertainties, and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company’s actual results, performance, or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Report under the section entitled “Risk Factors” in Item 1A of Part II of this report and Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2015 and elsewhere and in other reports the Company files with the SEC. The following discussion should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and the condensed consolidated financial statements and notes thereto included elsewhere in this Report. The Company assumes no obligation to revise or update these forward-looking statements to reflect actual results, events, or changes in factors or assumptions affecting such forward-looking statements.

Business Overview

We are a world leader in customer-centric digital printing innovation focused on the transformation of the printing, packaging, ceramic tile decoration, and textile industries from the use of traditional analog based printing to digital on-demand printing.

Our products include industrial super-wide and wide format, label and packaging, textile, and ceramic tile decoration digital inkjet printers that utilize our digital ink, industrial digital inkjet printer parts, and professional services; print production workflow, web-to-print, cross-media marketing, and business process automation solutions; and color DFEs creating an on-demand digital printing ecosystem. Our ink includes digital UV, LED, ceramic, and thermoforming ink, as well as a variety of textile ink including dye sublimation, pigmented, reactive dye, acid dye, pure disperse dye, and water-based dispersed printing ink. Our award-winning business process automation solutions are integrated from creation to print and are vertically integrated with our industrial digital inkjet printers and products produced by the leading printer manufacturers that are driven by our Fiery DFEs.

Our product portfolio includes industrial super-wide and wide format digital inkjet products (“Industrial Inkjet”) including VUTEk and Matan super-wide and wide format, Reggiani textile, Jetrion label and packaging, and Cretaprint digital ceramic tile decoration industrial digital inkjet printers; print production workflow, web-to-print, cross-media marketing, and business process automation software (“Productivity Software”), which provides corporate printing, label and packaging, publishing, and mailing and fulfillment solutions for the printing and packaging industry; and Fiery DFEs (“Fiery”). Our integrated solutions and award-winning technologies are designed to automate print and business processes, streamline workflow, provide profitable value-added services, and produce accurate digital output.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make judgments, assumptions, and estimates that affect the amounts reported. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably possible could materially impact the financial statements. Management believes there have been no significant changes during the three months ended March 31, 2016 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2015.

Recent Accounting Pronouncements

See Note 1 of our Notes to Condensed Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption.

Overview

Key financial results for the three months ended March 31, 2016 were as follows:

•

Our results of operations for the three months ended March 31, 2016 compared with the three months ended March 31, 2015 reflect revenue growth, reduced gross profit as a percentage of revenue, and decreased operating expenses as a percentage of revenue. We completed our acquisition of Rialco in 2016. We completed our acquisitions of Reggiani, Matan, CTI, and Shuttleworth in 2015. Their results are included in our results of operations commencing on their respective acquisition dates.

•

Our consolidated revenue increased by 20%, or $39.6 million, during the three months ended March 31, 2016 compared with the three months ended March 31, 2015 primarily due to revenue from Reggiani and Matan, and increased Cretaprint revenue. Industrial Inkjet and Productivity Software revenue increased by $38.2 and $1.4 million, respectively, in 2016 compared with 2015. Recurring ink and maintenance revenue increased by 24% during the three months ended March 31, 2016 compared with the three months ended March 31, 2015 and represented 30% of consolidated revenue.

•

Our gross profit percentage decreased to 51% during the three months ended March 31, 2016 from 54% during the three months ended March 31, 2015 primarily due to increased Industrial Inkjet revenue at a lower gross profit percentage compared with Productivity Software and Fiery. The Industrial Inkjet gross profit percentage was comparable to the prior year. The Fiery gross profit percentage decrease of 1.4 points during the three months ended March 31, 2016 was partially offset by the increase in the Productivity Software gross profit percentage during the same period.

•

Operating expenses increased by $17.3 million, to $111.7 million during the three months ended March 31, 2016 from $94.4 million during the three months ended March 31, 2015, but decreased as a percentage of revenue to 48% during the three months ended March 31, 2016 from 49% during the three months ended March 31, 2015. The increase in operating expenses was primarily due to head count increases related to our business acquisitions, prototype and non-recurring engineering expenses related to future product launches, trade show and marketing program expenses, amortization of intangible assets, increased reserves for litigation and uncollectible accounts, and stock-based compensation.

•

Interest expense increased by $0.3 million during the three months ended March 31, 2016 compared with the three months ended March 31, 2015 primarily due to interest accretion on our Notes and imputed financing obligation on our build-to-suit lease.

•

Interest income and other expense, net, decreased by $0.5 million to a loss of $0.2 million during the three months ended March 31, 2016 from a loss of $0.7 million during the three months ended March 31, 2015, primarily due to increased investment income.

•

We recognized tax provisions of $0.3 and $1.1 million on pre-tax operating income of $2.1 and $6.3 million during the three months ended March 31, 2016 compared with the three months ended March 31, 2015, primarily due to the decrease in profitability before income taxes and increased income earned in jurisdictions with tax rates lower than the statutory U.S. tax rate.

Results of Operations

Our Condensed Consolidated Statements of Operations as a percentage of total revenue for the three months ended March 31, 2016 and 2015 is as follows:

	Three months ended March 31,
	2016	2015
Revenue	100%	100%
Gross profit	51	54
Operating expenses:
Research and development	16	17
Sales and marketing	18	19
General and administrative	9	9
Restructuring and other	1	1
Amortization of identified intangibles	4	3

Total operating expenses	48	49

Income from operations	3	5
Interest expense	(2)	(2)
Interest income and other expense, net	—	—

Income before income taxes	1	3
Provision for income taxes	—	—

Net income	1%	3%

Revenue

We classify our revenue, gross profit, assets, and liabilities in accordance with our three operating segments as follows:

“Industrial Inkjet,” which consists of our VUTEk and Matan super-wide and wide format, Reggiani textile, Jetrion label and packaging, and Cretaprint ceramic tile decoration industrial digital inkjet printers; digital UV, LED, ceramic, and thermoforming ink, as well as a variety of textile ink including dye sublimation, pigmented, reactive dye, acid dye, pure disperse dye, and water-based dispersed printing ink; digital inkjet printer parts; and professional services. Printing surfaces include paper, vinyl, corrugated, textile, glass, plastic, aluminum composite, ceramic tile, wood, and many other flexible and rigid substrates.

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

Ex-Currency. To better understand trends in our business, we believe it is helpful to adjust our statement of operations to exclude the impact of year-over-year changes in the translation of foreign currencies into U.S. dollars. This is a non-GAAP measure that is calculated by adjusting revenue, gross profit, and operating expenses by using historical exchange rates in effect during the comparable prior period and removing the balance sheet currency remeasurement impact from interest income and other expense, net, including removal of any hedging gains and losses. We refer to these adjustments as “ex-currency.” The year-over-year currency impact can be determined as the difference between year-over-year actual growth rates and year-over-year ex-currency growth rates.

Management believes the ex-currency measures provide investors with an additional perspective on year-over-year financial trends and enables investors to analyze our operating results in the same way management does. A reconciliation of the ex-currency adjustments to GAAP results for the three months ended March 31, 2016 and 2015 and an explanation of how management uses non-GAAP financial information to evaluate its business, the substance behind management’s decision to use this non-GAAP financial information, the material limitations associated with the use of non-GAAP financial information, the manner in which management compensates for those limitations, and the substantive reasons management believes that this non-GAAP financial information provides useful information to investors is included under “Non-GAAP Financial Information” below.

Revenue by Operating Segment

Our revenue by operating segment for the three months ended March 31, 2016 and 2015 was as follows (in thousands):

	Three months ended March 31,
		Percent		Percent	Change
	2016	of total	2015	of total	$	%
Industrial Inkjet	$125,798	54%	$87,607	45%	$38,191	44%
Productivity Software	32,540	14	31,107	16	1,433	5
Fiery	75,795	32	75,840	39	(45)	—

Total revenue	$234,133	100%	$194,554	100%	$39,579	20%

Overview

Our consolidated revenue increased by approximately 20% (22% ex-currency), or $39.6 million, to $234.1 million for the three months ended March 31, 2016 from $194.6 million for the three months ended March 31, 2015 due to increased revenue in the Industrial Inkjet and Productivity Software operating segments. Industrial Inkjet revenue growth was primarily driven by Reggiani revenue, Matan revenue, and increased Cretaprint revenue. Productivity Software revenue growth was primarily driven by CTI revenue, Shuttleworth revenue, and increased Pace and DirectSmile revenue.

Industrial Inkjet

Industrial Inkjet revenue increased by 44% (47% ex-currency) during the three months ended March 31, 2016 compared with the three months ended March 31, 2015. Industrial Inkjet revenue in the super-wide and wide format product lines is benefiting from the ongoing analog to digital technology and solvent to UV ink migration primarily due to:

•

the complementary impact of the Industrial Inkjet business acquisitions including Reggiani textile and Matan super-wide format industrial digital inkjet printers and Rialco ink products, including newly launched Reggiani ReNoir NEXT 180 and Matan Quantum LXr printers incorporating digital technology,

•	the C4 ceramic tile decoration digital inkjet printer,

•	the M4, which is a longer-format ceramic tile decoration digital inkjet printer, which can print with a variety of print heads,

•

increased UV and LED ink revenue as a result of the high utilization that our UV printers are experiencing in the field, partially offset by decreased solvent printer installed base demand measured by solvent ink usage,

•	increased ceramic ink revenue as our internally formulated ceramic ink gains market share,

•

strong demand for our newly launched products incorporating LED technology such as the LX3 Pro digital inkjet printer, which is a 3.2 meter hybrid flatbed/roll-fed printer that prints on rigid and flexible materials up to two inches thick,

•	the newly launched HS 125 digital UV inkjet press representing an additional alternative to analog presses utilizing pin & cure technology, and

•	the newly launched H1625 SD and H1625 RS digital UV inkjet wide format printers.

Productivity Software

Productivity Software revenue increased by 5% (8% ex-currency) during the three months ended March 31, 2016 compared with the three months ended March 31, 2015 primarily due to increased revenue from our acquisitions of CTI and Shuttleworth, increased Pace and DirectSmile license revenue, increased Pace and Monarch maintenance revenue, and annual price increases related to our maintenance contracts.

Fiery

Fiery revenue during the three months ended March 31, 2016 was comparable with the three months ended March 31, 2015. Although end customer and reseller preference for Fiery products drives demand, most Fiery revenue relies on printer manufacturers to design, develop, and integrate Fiery technology into their print engines.

Revenue by Geographic Area

Shipments to some of our significant printer manufacturer customers are made to centralized purchasing and manufacturing locations, which in turn ship to other locations, making it difficult to obtain accurate geographical shipment data. Accordingly, we believe that export sales of our products into each region may differ from what is reported.

Our revenue by geographic area for the three months ended March 31, 2016 and 2015 was as follows (in thousands):

	Three months ended March 31,
		Percent		Percent	Change
	2016	of total	2015	of total	$	%
Americas	$120,266	51%	$107,714	55%	$12,552	12%
EMEA	83,583	36	60,128	31	23,455	39
APAC	30,284	13	26,712	14	3,572	13

Total revenue	$234,133	$100%	$194,554	$100%	$39,579	20%

Overview

Our consolidated revenue increased by approximately 20% (22% ex-currency), or $39.6 million, to $234.1 million for the three months ended March 31, 2016 from $194.6 million for the three months ended March 31, 2015 primarily from increased Industrial Inkjet revenue in the Americas, EMEA, and APAC.

Americas

Americas revenue increased by $12.6 million, or 12% (12% ex-currency), during the three months ended March 31, 2016 compared with the three months ended March 31, 2015 resulting from increased revenue in all three of our operating segments due to increased UV and LED ink revenue, Reggiani industrial digital inkjet textile printer revenue, Matan industrial digital inkjet super-wide format printer revenue, increased ceramic tile decoration digital inkjet printer revenue, increased Fiery revenue, and revenue from our 2015 acquisition of CTI.

EMEA

EMEA revenue increased by $23.5 million, or 39% (44% ex-currency), during the three months ended March 31, 2016 compared with the three months ended March 31, 2015 primarily due to sales of Reggiani industrial digital inkjet textile printers, Matan industrial digital inkjet super-wide format printers, Rialco ink revenue, Shuttleworth revenue, and increased Fiery revenue.

APAC

APAC revenue increased by $3.6 million, or 13% (16% ex-currency), during the three months ended March 31, 2016 compared with the three months ended March 31, 2015 primarily due to increased Industrial Inkjet revenue. We achieved revenue increases in each of our industrial inkjet printers in this region, including super-wide and wide format, label & packaging, textile, and ceramic tile decoration digital inkjet printers.

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

Although end customer and reseller channel preference for Fiery products drives demand, most Fiery revenue relies on printer manufacturers to design, develop, and integrate Fiery technology into their print engines. A significant portion of our revenue is, and has been, generated by sales of our Fiery DFE products to a relatively small number of leading printer manufacturers. For the three months ended March 31, 2016, Xerox provided 12% of our consolidated revenue. For the three months ended March 31, 2015, Xerox and Ricoh provided 12% and 10% of our consolidated revenue, respectively. We expect that if we increase our revenue in the Industrial Inkjet and Productivity Software operating segments in the future, the percentage of our revenue from the leading printer manufacturer customers will decrease.

Gross Profit

Gross profit by operating segment, excluding stock-based compensation, for the three months ended March 31, 2016 and 2015 was as follows (in thousands):

	Three months ended March 31,
	2016	2015
Industrial Inkjet
Revenue	$125,798	$87,607
Gross profit	42,450	29,572
Gross profit percentages	33.7%	33.8%
Productivity Software
Revenue	$32,540	$31,107
Gross profit	23,694	22,418
Gross profit percentages	72.8%	72.1%
Fiery
Revenue	$75,795	$75,840
Gross profit	53,264	54,391
Gross profit percentages	70.3%	71.7%

A reconciliation of our segment gross profit to our condensed consolidated statements of operations for the three months ended March 31, 2016 and 2015 was as follows (in thousands):

	Three months ended March 31,
	2016	2015
Segment gross profit	$119,408	$106,381
Stock-based compensation expense	(722)	(824)
Other items excluded from segment profit	(314)	(117)

Gross profit	$118,372	$105,440

Overview

Our gross profit percentage decreased to 51% (52% ex-currency) during the three months ended March 31, 2016 from 54% during the three months ended March 31, 2015 primarily due to increased Industrial Inkjet revenue at a gross profit percentage of 33.7% compared with Productivity Software and Fiery gross profit percentages of 72.8% and 70.3%, respectively. Industrial Inkjet revenue increased as a percentage of revenue to 54% during the three months ended March 31, 2016 from 45% during the three months ended March 31, 2015.

Industrial Inkjet Gross Profit

The Industrial Inkjet gross profit percentage of 33.7% (34.1% ex-currency) during the three months ended March 31, 2016 was comparable to the gross profit percentage of 33.8% during the three months ended March 31, 2015. Gross profit percentages continue to be suppressed by the foreign currency impact of international sales of industrial digital inkjet printers for which the cost was denominated in U.S. dollars.

Productivity Software Gross Profit

The Productivity Software gross profit percentages increased to 72.8% (72.6% ex-currency) during the three months ended March 31, 2016 from 72.1% during the three months ended March 31, 2015, primarily due to efficiencies gained through increased revenue on a relatively fixed cost base, achievement of certain post-acquisition cost synergies, and price increases on annual maintenance renewal contracts.

Fiery Gross Profit

The Fiery gross profit percentages decreased to 70.3% (70.3% ex-currency) during the three months ended March 31, 2016 from 71.7% during the three months ended March 31, 2015, primarily due to the revenue mix between lower margin DFEs compared with higher margin professional services and software solutions.

Operating Expenses

Operating expenses for the three months ended March 31, 2016 and 2015 were as follows (in thousands):

	Three months ended March 31,
			Change
	2016	2015	$	%
Research and development	$37,178	$33,711	$3,467	10%
Sales and marketing	41,574	37,170	4,404	12
General and administrative	20,980	17,650	3,330	19
Restructuring and other	2,715	1,029	1,686	164
Amortization of identified intangibles	9,229	4,804	4,425	92

Total operating expenses	$111,676	$94,364	$17,312	18%

Operating expenses increased by $17.3 million, or 18% (22% ex-currency), to $111.7 million during the three months ended March 31, 2016 from $94.4 million during the three months ended March 31, 2015, but decreased as a percentage of revenue to 48% during the three months ended March 31, 2016 from 49% during the three months ended March 31, 2015. The increase in operating expenses was primarily due to head count increases related to our business acquisitions, prototype and non-recurring engineering expenses related to future product launches, trade show and marketing program expenses, amortization of intangible assets, increased reserves for litigation and uncollectible accounts, and stock-based compensation.

Research and Development

Research and development expenses include personnel, consulting, travel, research and development facilities, prototype materials, and non-recurring engineering expenses.

Research and development expenses during the three months ended March 31, 2016 were $37.2 million, or 16% of revenue, compared to $33.7 million, or 17% of revenue, for the three months ended March 31, 2015, which is an increase of $3.5 million, or 10% (12% ex-currency). Personnel-related expenses increased by $1.5 million primarily due to head count increases related to our business acquisitions partially offset by decreased variable compensation. Prototypes and non-recurring engineering, consulting, contractor, freight, and related travel expenses increased by $0.8 million primarily due to product development efforts in advance of product launches. Stock-based compensation expense increased by $0.4 million primarily due to a decrease in the estimated forfeiture rate for 2016 partially offset by decreased ESPP participation by our employees compared to the prior year. Facilities and information technology expenses increased by $0.8 million.

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

Sales and marketing expenses for the three months ended March 31, 2016 were $41.6 million, or 18% of revenue, compared to $37.2 million, or 19% of revenue, for the three months ended March 31, 2015, which is an increase of $4.4 million, or 12% (16% ex-currency). Personnel-related expenses increased by $2.1 million primarily due to head count increases related to our business acquisitions, partially offset by reduced commissions and variable compensation. Trade show and marketing program spending, including consulting, contractor, travel, and freight, increased by $2.3 million.

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

General and administrative expenses for the three months ended March 31, 2016 were $21.0 million, or 9% of revenue, compared to $17.7 million, or 9% of revenue, for the three months ended March 31, 2015, which is an increase of $3.3 million, or 19% (25% ex-currency). Personnel-related expenses increased by $0.5 million primarily due to head count increases related to our business acquisitions. Reserves for litigation and uncollectible accounts increased by $0.4 million. Stock-based compensation expense increased by $2.2 million primarily due to a decrease in the estimated forfeiture rate for 2016 and prior year forfeitures resulting from the resignation of our chief financial officer in January 2015, partially offset by decreased ESPP participation by our employees compared to the prior year. Facilities and information technology expenses increased by $0.4 million.

The estimated probability of achieving the DIMS earnout performance target was reduced, partially offset by interest accretion and the increased probability of achieving the Reggiani earnout performance target, during the three months ended March 31, 2016, resulting in a reduction of the associated liability and a credit to general and administrative expense of $0.2 million. The earnout interest accretion during the three months ended March 31, 2015 was entirely offset by decreased actual earnout achievement against performance targets.

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

Stock-based compensation expenses were $11.6 and $8.9 million for the three months ended March 31, 2016 and 2015, respectively. The increase in stock-based compensation expense of $2.7 million, or 30%, was primarily due to a decrease in the estimated forfeiture rate for 2016 and prior year forfeitures resulting from the resignation of our chief financial officer in January 2015, partially offset by decreased ESPP participation by our employees compared to the prior year.

Restructuring and Other

Restructuring and other costs for the three months ended March 31, 2016 and 2015 were $2.7 and $1.0 million, respectively. Restructuring and other charges include severance costs of $2.5 and $0.7 million, which resulted from head count reductions of 71 and 34 for the three months ended March 31, 2016 and 2015, respectively. Severance costs include severance payments, related employee benefits, outplacement fees, and employee relocation costs.

Facilities relocation and downsizing costs for the three months ended March 31, 2016 and 2015 were $0.1 and $0.4 million, respectively. Facilities restructuring and other costs primarily related to the relocation of certain manufacturing and administrative locations to accommodate additional space requirements. Integration expenses for the three months ended March 31, 2016 of $0.1 million were required to integrate our business acquisitions.

Amortization of Identified Intangibles

Amortization of identified intangibles for the three months ended March 31, 2016 was $9.2 million, or 4% of revenue, compared to $4.8 million, or 3% of revenue, for the three months ended March 31, 2015, an increase of $4.4 million, or 92%. The intangible amortization increase was primarily due to intangible amortization of identified intangibles resulting from the Reggiani, Matan, CTI, Shuttleworth, and Rialco acquisitions, partially offset by decreased amortization due to certain intangible assets becoming fully amortized.

Interest Expense

Interest expense for the three months ended March 31, 2016 was $4.4 million compared to $4.1 million for the three months ended March 31, 2015, an increase of $0.3 million, which is primarily due to interest accretion on our Notes and imputed financing obligation on our build-to-suit lease.

Interest Income and Other Expense, Net

Interest income and other expense, net, includes interest and investment income, gains and losses from sales of our cash equivalents and short-term investments, and net foreign currency transaction gains and losses.

Interest income and other expense, net, decreased by $0.5 million to a loss of $0.2 million during the three months ended March 31, 2016 from a loss of $0.7 million during the three months ended March 31, 2015, primarily due to increased investment income. Investment income increased by $0.4 million to $0.9 million during the three months ended March 31, 2016 from $0.5 million during the three months ended March 31, 2015 primarily resulting from increased investments, which were made possible by the proceeds from the Notes.

Income Before Income Taxes

The components of income before income taxes for the three months ended March 31, 2016 and 2015 are as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
U.S.	$884	$9,890
Foreign	1,233	(3,572)

Total	$2,117	$6,318

For the three months ended March 31, 2016, pretax net income of $2.1 million consisted of U.S. and foreign pretax net income of $0.9 and $1.2 million, respectively. Pretax net income attributable to U.S. operations included amortization of identified intangibles of $1.9 million, stock-based compensation of $11.6 million, restructuring and other of $1.0 million, acquisition-related costs of $0.2 million, litigation settlement expense of $0.3 million, and interest expense and amortization of debt issuance costs related to our Notes of $4.0 million. The pretax net loss attributable to foreign operations included amortization of identified intangibles of $7.3 million, restructuring and other of $1.7 million, acquisition-related costs of $0.3 million, earnout interest accretion of $0.6 million, and foreign exchange fluctuation related to contingent consideration of $0.5 million, partially offset by the change in fair value of contingent consideration of $0.8 million. The exclusion of these items from net income would result in U.S. and foreign pretax net income of $19.9 and $11.1 million, respectively, for the three months ended March 31, 2016.

For the three months ended March 31, 2015, pretax net income of $6.3 million consisted of U.S. pretax net income of $9.9 million and foreign pretax net loss of $3.6 million, respectively. Pretax net income attributable to U.S. operations included amortization of identified intangibles of $1.9 million, stock-based compensation of $8.9 million, restructuring and other of $0.3 million, acquisition-related costs of $0.6 million, litigation settlement expense of $0.6 million, and interest expense and amortization of debt issuance costs related to our Notes of $3.8 million. Pretax net loss attributable to foreign operations included amortization of identified intangibles of $2.9 million and restructuring and other of $0.7 million. The exclusion of these items from net income would result in a U.S. pretax net income of $26.0 million and no foreign pretax net income for the three months ended March 31, 2015.

Provision for Income Taxes

We recognized tax provisions of $0.3 and $1.1 million on pretax net income of $2.1 and $6.3 million during the three months ended March 31, 2016 and 2015, respectively. The provisions for income taxes before discrete items reflected in the table below were $0.5 and $1.8 million during the three months ended March 31, 2016 and 2015, respectively. The decrease in the provision for income taxes before discrete items for the three months ended March 31, 2016, compared with the same period in the prior year, is due primarily to the decrease in profitability before income taxes and increased income earned in jurisdictions with tax rates lower than the statutory U.S. tax rate.

Primary differences between our recorded tax provision rate and the U.S. statutory rate of 35% include lower taxes on permanently reinvested foreign earnings and the tax effects of stock-based compensation expense pursuant to ASC 718-740, which are non-deductible for tax purposes.

Our tax provision before discrete items is reconciled to our recorded provision for income taxes for the three months ended March 31, 2016 and 2015 as follows (in millions):

	Three months ended March 31,
	2016	2015
Provision for income taxes before discrete items	$0.5	$1.8
Interest related to unrecognized tax benefits	0.2	0.1
Benefit related to U.S. transfer pricing adjustment	—	(0.4)
Benefit related to Spanish statutory and tax intangibles write-off	—	(0.3)
Benefit for reassessment of taxes upon filing of tax returns	(0.3)	—
Tax deductions related to ESPP dispositions	(0.1)	(0.1)

Provision for income taxes	$0.3	$1.1

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

As of March 31, 2016 and December 31, 2015, gross unrecognized tax benefits were $44.0 and $43.5 million, respectively, which would affect the effective tax rate, if recognized. Over the next twelve months, our existing tax positions will continue to generate increased liabilities for unrecognized tax benefits. It is reasonably possible that our gross unrecognized tax benefits will decrease up to $3.8 million in the next twelve months. These adjustments, if recognized, would positively impact our effective tax rate, and would be recognized as additional tax benefits in our Condensed Consolidated Statement of Operations. The reduction in unrecognized tax benefits relates primarily to a lapse of the statute of limitations for federal and state tax purposes.

In accordance with ASU 2013-11, we recorded $35.4 million of gross unrecognized tax benefits as an offset to deferred tax assets as of March 31, 2016, and the remaining $11.7 million has been recorded as noncurrent income taxes payable.

We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of March 31, 2016 and December 31, 2015, we have accrued $0.7 and $0.5 million, respectively, for potential payments of interest and penalties.

As of March 31, 2016, we were subject to examination by the Internal Revenue Service for the 2012-2015 tax years, state tax jurisdictions for the 2011-2015 tax years, the Netherlands tax authority for the 2014-2015 tax years, the Spanish tax authority for the 2011-2015 tax years, and the Italian tax authority for the 2012-2015 tax years.

In Altera Corp.v. Commissioner, the U.S Tax Court issued an opinion on July 27, 2015, related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. To date, the U.S. Department of the Treasury has not withdrawn the requirement to include stock-based compensation in intercompany cost-sharing arrangements from its regulations. Due to the uncertainty related to the status of the current regulations and the basis of the appeal that has been filed by the Internal Revenue Service, we have not recorded any benefit as of March 31, 2016 in our Condensed Consolidated Statement of Operations. We will continue to monitor ongoing developments and potential impacts to our condensed consolidated financial statements.

We assess the likelihood that our deferred tax assets will be recovered from future taxable income by considering both positive and negative evidence relating to their recoverability. If we believe that recovery of these deferred tax assets is not more likely than not, we establish a valuation allowance.

Significant judgment is required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, we considered all available evidence, including recent operating results, projections of future taxable income, our ability to utilize loss and credit carryforwards, and the feasibility of tax planning strategies. Other than valuation allowances on deferred tax assets related to California and Luxembourg deferred tax assets that will not be realized based on the size of the net operating loss and research and development credits being generated, we have determined that is more likely than not that we will realize the benefit related to all other deferred tax assets. To the extent we increase a valuation allowance, we include an expense in the Condensed Consolidated Statement of Operations in the period in which such determination is made.

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

Use and Economic Substance of Non-GAAP Financial Measures

We compute non-GAAP net income and non-GAAP earnings per diluted share by adjusting GAAP net income and GAAP earnings per diluted share to remove the impact of the amortization of acquisition-related intangibles, stock-based compensation expense, non-cash settlement of vacation liabilities, restructuring and other expenses, acquisition-related transaction expenses, costs to integrate such acquisitions into our business, changes in the fair value of contingent consideration including the related foreign exchange fluctuation impact, litigation settlement charges, and non-cash interest expense related to our Notes. We use a constant non-GAAP tax rate of 19%, which we believe reflects the long-term average tax rate based on our international structure and geographic distribution of revenue and profit.

Ex-Currency. To better understand trends in our business, we believe it is helpful to adjust our statement of operations to exclude the impact of year-over-year changes in the translation of foreign currencies into U.S. dollars. This is a non-GAAP measure that is calculated by adjusting revenue, gross profit, and operating expenses by using historical exchange rates in effect during the comparable prior period and removing the balance sheet currency remeasurement impact from interest income and other expense, net, including removal of any hedging gains and losses. We refer to these adjustments as “ex-currency.” Management believes the ex-currency measures provide investors with an additional perspective on year-over-year financial trends and enables investors to analyze our operating results in the same way management does. The year-over-year currency impact can be determined as the difference between year-over-year actual growth rates and year-over-year ex-currency growth rates.

These excluded items are described below:

•	Intangible assets acquired to date are being amortized on a straight-line basis.

•	Stock-based compensation expense recognized in accordance with ASC 718.

•	Non-cash settlement of vacation liabilities through the issuance of RSUs, which are not included in the GAAP presentation of our stock-based compensation expense.

•	Restructuring and other consists of:

•	Restructuring charges incurred as we consolidate the number and size of our facilities and, as a result, reduce the size of our workforce.

•	Expenses incurred to integrate businesses acquired during the periods reported.

•	Acquisition-related transaction costs associated with businesses acquired during the periods reported and anticipated transactions.

•

Changes in fair value of contingent consideration. Our management determined that we should analyze the total return provided by the investment when evaluating operating results of an acquired entity. The total return consists of operating profit generated from the acquired entity compared to the purchase price paid, including the final amounts paid for contingent consideration without considering any post-acquisition adjustments related to changes in the fair value of the contingent consideration. Because our management believes the final purchase price paid for the acquisition reflects the accounting value assigned to both contingent consideration and to the intangible assets, we exclude the GAAP impact of any adjustments to the fair value of acquisition-related contingent consideration from the operating results of an acquisition in subsequent periods, including the related foreign exchange fluctuation impact. We believe this approach is useful in understanding the long-term return provided by our acquisitions and that investors benefit from a supplemental non-GAAP financial measure that excludes the impact of this adjustment.

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

•	Litigation Settlements. We settled, or accrued reserves related to, litigation claims of $0.3 and $0.5 million during the three months ended March 31, 2016 and 2015, respectively.

•

Tax effect of non-GAAP adjustments. We use a constant non-GAAP tax rate of 19%, which we believe reflects the long-term average tax rate based on our international structure and geographic distribution of revenue and profit. The long-term average tax rate is calculated in accordance with the principles of ASC 740, after excluding the tax effect of the non-GAAP items described above, to estimate the non-GAAP income tax provision in each jurisdiction in which we operate.

Usefulness of Non-GAAP Financial Information to Investors

These non-GAAP measures, including ex-currency, are not in accordance with or an alternative to GAAP and may be materially different from other non-GAAP measures, including similarly titled non-GAAP measures, used by other companies. The presentation of this additional information should not be considered in isolation from, as a substitute for, or superior to, revenue, gross profit, operating expenses, net income, or earnings per diluted share prepared in accordance with GAAP. Non-GAAP financial measures have limitations in that they do not reflect certain items that may have a material impact upon our reported financial results. We expect to continue to incur expenses of a nature similar to the non-GAAP adjustments described above, and exclusion of these items from our non-GAAP net income and non-GAAP earnings per diluted share should not be construed as an inference that these costs are unusual, infrequent, or non-recurring.

RECONCILIATION OF REPORTED

GAAP NET INCOME TO NON-GAAP NET INCOME

(UNAUDITED)

	Three Months Ended March 31,
			Ex-Currency
(in millions, except per share data)	2016	2015	2016
Net income	$1.9	$5.2	$1.9

Amortization of identified intangibles assets and in-process R&D	9.2	4.8	9.2
Ex-currency adjustment	—	—	(0.5)
Restructuring and other	2.7	1.0	2.7
Stock-based compensation	11.6	8.9	11.6
Non-cash settlement of vacation liabilities by issuing RSUs	2.7	1.3	2.7
General and administrative:			0.0
Acquisition-related transaction costs	0.5	0.7	0.5
Changes in fair value of contingent consideration	(0.2)	—	(0.2)
Litigation settlements	0.3	0.5	0.3
Interest and other expense, net:			0.0
Non-cash interest expense related to our Notes	3.0	2.9	3.0
Foreign exchange fluctuation related to contingent consideration	0.5	—	0.5
Balance sheet currency remeasurement impact	—	—	0.7
Tax effect of non-GAAP adjustments	(5.9)	(3.9)	(5.9)

Non-GAAP net income	$26.3	$21.4	$26.5

Non-GAAP net income per diluted share	$0.55	$0.45	$0.55

Shares for purposes of computing diluted non-GAAP net income per share	47.9	47.9	47.9

RECONCILIATION OF GAAP REVENUE BY OPERATING SEGMENT TO

NON-GAAP EX-CURRENCY

	Three months ended March 31,
(in millions)	GAAP		Ex-Currency			GAAP				Ex-Currency
		Percent	Ex-Currency Adjustments		Percent	GAAP	Percent	Change from 2015 GAAP		Change from 2015 GAAP
	2016	of total		2016	of total	2015	of total	$	%	$	%
Inkjet	$125.8	54%	$3.2	$129.0	54%	$87.6	45%	$38.2	44%	$41.4	47%
Productivity Software	32.5	14	0.9	33.4	14	31.1	16	1.4	5	2.3	8
Fiery	75.8	32	0.1	75.9	32	75.8	39	—	—	0.1	—

Total revenue	$234.1	100%	$4.2	$238.3	100%	$194.5	100%	$39.6	20%	$43.8	23%

RECONCILIATION OF GAAP REVENUE & GROSS PROFIT BY OPERATING SEGMENT TO

NON-GAAP EX-CURRENCY

	Three months ended March 31,
	GAAP	Ex-Currency Adjustments	Ex-Currency	GAAP
(in millions)	2016		2016	2015
Industrial Inkjet
Revenue	$125.8	$3.2	$129.0	$87.6
Gross profit	42.5	1.4	43.9	29.6
Gross profit percentages	33.7%		34.1%	33.8%
Productivity Software
Revenue	$32.5	$0.9	$33.5	$31.1
Gross profit	23.7	0.6	24.3	22.4
Gross profit percentages	72.8%		72.6%	72.1%
Fiery
Revenue	$75.8	$0.1	$75.9	$75.8
Gross profit	53.3	0.0	53.3	54.4
Gross profit percentages	70.3%		70.3%	71.7%

A reconciliation of our segment gross profit to our Condensed Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015 is as follows (in thousands):

	Three months ended March 31,
	GAAP	Ex-Currency Adjustments	Ex-Currency	GAAP
(in millions)	2016		2016	2015
Segment gross profit	$119.4	$2.1	$121.5	$106.4
Stock-based compensation expense	(0.7)	—	(0.7)	(0.8)
Other items excluded from segment profit	(0.3)	—	(0.3)	(0.1)

Gross profit	$118.4	$2.1	$120.5	$105.5

RECONCILIATION OF GAAP REVENUE BY GEOGRAPHIC AREA TO

NON-GAAP EX-CURRENCY

	Three months ended March 31,
(in millions)	GAAP		Ex-Currency			GAAP				Ex-Currency
		Percent	Ex-Currency Adjustments		Percent	GAAP	Percent	Change from 2015 GAAP		Change from 2015 GAAP
	2016	of total		2016	of total	2015	of total	$	%	$	%
Americas	$120.3	51%	$0.6	$120.9	51%	$107.7	55%	$12.6	12%	$13.2	12%
EMEA	83.5	36	2.9	86.4	36	60.1	31	23.4	39	26.3	44
APAC	30.3	13	0.7	31.0	13	26.7	14	3.6	13	4.3	16

Total revenue	$234.1	100%	$4.2	$238.3	100%	$194.5	100%	$39.6	20%	$43.8	23%

RECONCILIATION OF GAAP OPERATING EXPENSES TO

NON-GAAP EX-CURRENCY

	Three months ended March 31,
(in millions)	GAAP	Ex-Currency		GAAP			Ex-Currency
		Ex-Currency Adjustments			Change from 2015 GAAP		Change from 2015 GAAP
	2016		2016	2015	$	%	$	%
Research and development	$37,178	$710	$37,888	$33,711	$3,467	10%	$4,177	12%
Sales and marketing	41,574	1,376	42,950	37,170	4,404	12	5,780	16
General and administrative	20,980	1,075	22,055	17,650	3,330	19	4,405	25
Restructuring and other	2,715	121	2,836	1,029	1,686	164	1,807	176
Amortization of identified intangibles	9,229	372	9,601	4,804	4,425	92	4,797	100

Total operating expenses	$111,676	$3,654	$115,330	$94,364	$17,312	18%	$20,966	22%

Liquidity and Capital Resources

Overview

Cash, cash equivalents, and short-term investments decreased by $25.7 million to $471.6 million as of March 31, 2016 from $497.4 million as of December 31, 2015. The decrease was primarily due to cash consideration paid for the acquisition of Rialco, net of cash acquired, of $8.4 million, repayment of debt assumed through business acquisitions of $4.5 million, treasury stock purchases of $20.0 million, settlement of shares for employee common stock related tax liabilities and the stock option exercise price of certain stock options of $3.1 million, cash payments for property and equipment of $5.2 million, acquisition-related contingent consideration payments of $1.4 million, partially offset by cash flows provided by operating activities of $8.8 million, proceeds from ESPP purchases and stock option exercises of $4.9 million, and the impact of foreign exchange rate changes of $2.3 million.

(in thousands)	March 31, 2016	December 31, 2015	Change
Cash and cash equivalents	$190,156	$164,091	$26,065
Short term investments	281,471	333,276	(51,805)

Total cash, cash equivalents, and short-term investments	$471,627	$497,367	$(25,740)

	Three months ended March 31,
(in thousands)	2016	2015	Change
Net cash provided by operating activities	$8,801	$7,083	$1,718
Net cash provided by (used for) investing activities	38,899	(97,165)	136,064
Net cash used for financing activities	(23,954)	(10,659)	(13,295)
Effect of foreign exchange rate changes on cash and cash equivalents	2,319	(1,652)	3,971

Decrease in cash and cash equivalents	$26,065	$(102,393)	$128,458

Cash, cash equivalents, and short-term investments held outside of the U.S. in various foreign subsidiaries were $93.1 and $106.0 million as of March 31, 2016 and December 31, 2015, respectively. Cash, cash equivalents, and short term investments held outside of the U.S will be used to fund local operations and finance international acquisitions. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. federal and state income taxes on some or all of these funds. However, our intent is to indefinitely reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

Based on past performance and current expectations, we believe that our cash, cash equivalents, short-term investments, and cash generated from operating activities will satisfy our working capital, capital expenditure, investment, stock repurchase, commitments (see Note 8—Commitments and Contingencies of the Notes to Consolidated Financial Statements), and other liquidity requirements associated with our existing operations through at least the next twelve months. We believe that the most strategic uses of our cash resources include business acquisitions, strategic investments to gain access to new technologies, repurchases of shares of our common stock, and working capital. At March 31, 2016, cash, cash equivalents, and short-term investments available were $471.6 million. We believe that our liquidity position and capital resources are sufficient to meet our operating and working capital needs.

Operating Activities

During the three months ended March 31, 2016, our cash provided by operating activities was approximately $8.8 million.

Net cash provided by operating activities consists primarily of net income of $1.9 million and non-cash charges and credits of $33.1 million, partially offset by the net change in operating assets and liabilities of $26.1 million. Non-cash charges and credits of $33.1 million consist primarily of $13.0 million in depreciation and amortization, $11.5 million of stock-based compensation expense, net of cash settlements, non-cash accretion of interest expense of $3.3 million, provision for bad debts and sales-related allowances of $4.1 million, provision for inventory obsolescence of $2.3 million, and $2.8 million of other non-cash charges and credits, partially offset by $3.9 million of deferred tax credits. The net change in operating assets and liabilities of $26.1 million consists primarily of increased gross accounts receivable of $11.9 million, increased gross inventories of $10.2 million, increased other current assets of $5.8 million, and decreased accounts payable and accrued liabilities of $0.8 million, partially offset by increased taxes receivable, net, of $2.6 million.

Accounts Receivable

Our primary source of operating cash flow is the collection of accounts receivable from our customers. One measure of the effectiveness of our collection efforts is average days sales outstanding for accounts receivable (“DSO”). DSOs were 80 and 69 days at March 31, 2016 and December 31, 2015, respectively. We calculate DSO by dividing net accounts receivable at the end of the quarter by revenue recognized during the quarter, multiplied by the total days in the quarter.

DSOs increased during the three months ended March 31, 2016, compared with December 31, 2015, primarily due to sales with extended payment terms, a non-linear sales cycle resulting in significant billings at the end of the quarter, and increased Industrial Inkjet and Productivity Software revenue as a percentage of consolidated revenue. Industrial Inkjet and Productivity Software were 68% and 70% of consolidated revenue during the three months ended March 31, 2016 and December 31, 2015, respectively. By comparison, Industrial Inkjet and Productivity Software were 61% of consolidated revenue during the three months ended March 31, 2015.

We expect DSOs to vary from period to period because of changes in the mix of business between direct customers and end user demand driven through the leading printer manufacturers, the effectiveness of our collection efforts both domestically and overseas, and variations in the linearity of our sales. As the percentage of Industrial Inkjet and Productivity Software related revenue increases, we expect DSOs will trend higher. Our DSOs related to the Industrial Inkjet and Productivity Software operating segments are traditionally higher than those related to the significant printer manufacturer customers / distributors in our Fiery operating segment as, historically, these Fiery customers have been granted shorter payment terms and have paid on a more timely basis.

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

Trade receivables sold cumulatively under these facilities were $5.2 and $0.4 million during the three months ended March 31, 2016 on a recourse and nonrecourse basis, respectively, which approximates the cash received. The receivables that were sold to third parties were removed from the Condensed Consolidated Balance Sheet and were reflected as cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows.

Inventories

Our inventories are procured primarily in support of the Industrial Inkjet and Fiery operating segments. The majority of our Industrial Inkjet products are manufactured internally, while Fiery production is primarily outsourced. The result is lower inventory turnover for Industrial Inkjet inventories compared with Fiery inventories.

Our net inventories increased by $15.3 million to $121.7 million at March 31, 2016 from $106.4 million at December 31, 2015 primarily due to the acquisition of Rialco, inventories required for new product launches, and inventories required to support demand. Inventory turnover was 3.8 during the quarter ended March 31, 2016 compared with 4.7 turns during the quarter ended December 31, 2015. We calculate inventory turnover by dividing annualized current quarter cost of revenue by ending inventories.

Investing Activities

Acquisitions

On March 1, 2016, we purchased Rialco for cash consideration of $8.4 million, net of cash acquired, plus an additional potential future cash earnout, which is contingent on achieving revenue and gross profit targets. Rialco is a leading European supplier of dye powders and color products for the textile, digital print, and industrial manufacturing industries. Rialco’s pure disperse dyes are particularly important in the manufacture of high-quality dye sublimation inkjet inks for textile applications, which is a key growth area in the global migration from analog to digital print.

The escrow of $1.5 million related to the Reggiani acquisition was remitted to us in return for the issuance of shares of common stock during the three months ended March 31, 2016.

A tax recovery liability of $1.0 million related to the Cretaprint acquisition was paid during the three months ended March 31, 2016.

Investments

Proceeds from sales and maturities of marketable securities, net of purchases, were $52.1 million during the three months ended March 31, 2016. Purchases of marketable securities, net of proceeds from sales and maturities, were $92.2 million during the three months ended March 31, 2015. We have classified our investment portfolio as “available for sale.” Our investments are made with a policy of capital preservation and liquidity as primary objectives. We may hold investments in fixed income debt securities to maturity; however, we may sell an investment at any time if the quality rating of the investment declines, the yield on the investment is no longer attractive, or we have better uses for the cash. Since we invest primarily in investment securities that are highly liquid with a ready market, we believe the purchase, maturity, or sale of our investments has no material impact on our overall liquidity.

Property and Equipment, Net

Our property and equipment additions have historically been funded from operating activities. Net purchases of property and equipment were $5.2 and $4.9 million during the three months ended March 31, 2016 and 2015, respectively, including the purchase of ceramic digital ink formulation equipment in the Americas and the U.K.

Financing Activities

Historically, our recurring cash flows provided by financing activities have been from the receipt of cash from the issuance of common stock through the exercise of stock options and employee purchases of ESPP shares. We received proceeds from the exercise of stock options of $0.1 million and employee purchases of ESPP shares of $4.8 million during the three months ended March 31, 2016 and 2015. While we may continue to receive proceeds from these plans in future periods, the timing and amount of such proceeds are difficult to predict and are contingent on a number of factors including the price of our common stock, the timing and number of stock options exercised by employees that had participated in these plans, net settlement options, employee participation in our ESPP, and general market conditions. We anticipate that cash provided from the exercise of stock options will decline over time as we have shifted to issuance of RSUs, rather than stock options. Although we may grant stock option awards from time to time, the granting of stock options is no longer our usual practice.

The primary use of funds for financing activities during the three months ended March 31, 2016 and 2015 was $23.1 and $13.5 million, respectively, of cash used to repurchase outstanding shares of our common stock, including cash used for net settlement of shares for the exercise price of certain stock options and any tax withholding obligations incurred in connection with such exercises and minimum tax withholding obligations that arose on the vesting of RSUs.

On November 6, 2013, the board of directors approved the repurchase of $200 million of outstanding common stock. This authorization expires in November 2016. Under this publicly announced plan, we repurchased 0.3 million shares for an aggregate purchase price of $11.0 million during the three months ended March 31, 2015.

On November 9, 2015, the board of directors cancelled $54.9 million remaining for repurchase under the 2013 authorization and approved a new authorization to repurchase $150 million of outstanding common stock commencing January 1, 2016. This authorization expires December 31, 2018. We repurchased 0.5 million shares for an aggregate purchase price of $20.0 million during the three months ended March 31, 2016.

Our employees have the option to surrender shares of common stock to satisfy their tax withholding obligations that arise on the vesting of RSUs. In connection with stock option exercises, certain employees can surrender shares to satisfy the exercise price of certain stock options and any tax withholding obligations incurred in connection with such exercises. Employees surrendered 0.1 million shares for an aggregate purchase price of $3.1 and $2.5 million during the three months ended March 31, 2016 and 2015, respectively.

Earnout payments during the three months ended March 31, 2016 of $1.2 and $0.2 million are primarily related to the previously accrued DirectSmile and Metrix contingent consideration liabilities, respectively. Earnout payments made during the three months ended March 31, 2015 were $2.0 million primarily related to the previously accrued Technique contingent consideration liability.

We paid approximately $4.5 million of indebtedness, which was assumed in the Matan acquisition during the three months ended March 31, 2016.

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

Contractual Obligations

Please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Contractual Obligations” presented in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 3:	Quantitative and Qualitative Disclosures About Market Risk

Market Risk

We are exposed to various market risks. Market risk is the potential loss arising from adverse changes in market rates and prices, general credit, foreign currency exchange rate fluctuations, liquidity, and interest rate risks, which may be exacerbated by the tight global credit market and increase in economic uncertainty that have affected various sectors of the financial market and continue to cause credit and liquidity issues. We do not enter into derivatives or other financial instruments for trading or speculative purposes. We may enter into financial instrument contracts to manage and reduce the impact of changes in foreign currency exchange rates on earnings and cash flows. The counterparties to such contracts are major financial institutions. We hedge our operating expense exposure in Indian rupees. The notional amount of our Indian rupee cash flow hedge was $3.4 million at December 31, 2015. We hedge balance sheet remeasurement exposures using forward contracts not designated as hedging instruments with notional amounts of $152.8 million at March 31, 2016 consisting of hedges of Brazilian real, British pound sterling, Israeli shekel, Australian dollar, Japanese yen, Chinese renminbi, and Euro-denominated intercompany balances with notional amounts of $94.6 million, hedges of Brazilian real, British pound sterling, Australian dollar, Canadian dollar, and Euro-denominated trade receivables with notional amounts of $55.4 million, and a hedge of Indian rupee net monetary assets with a notional amount of $2.8 million.

Since Europe represents a significant portion of our revenue and cash flow, SEC encourages disclosure of our European concentrations of credit risk regarding gross receivables, related reserves, and aging on a region or country basis, and the impact on liquidity with respect to estimated timing of receivable payments. Since Europe is composed of varied countries and regional economies, our European risk profile is somewhat more diversified due to the varying economic conditions among the countries. Approximately 29% of our receivables are from European customers as of March 31, 2016. Of this amount, 31% of our European receivables (9% of consolidated net receivables) are in the higher risk southern European countries (mostly Italy, Spain, and Portugal), which are adequately reserved.

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

Interest Rate Risk

Hypothetical changes in the fair values of financial instruments held by us at March 31, 2016 that are sensitive to changes in interest rates are presented below. The modeling technique measures the change in fair value arising from selected potential changes in interest rates. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 100 basis points over a twelve month time horizon (in thousands):

Valuation of securities given an interest rate decrease of 100 basis points	No change in interest rates	Valuation of securities given an interest rate increase of 100 basis points
$347,299	$344,238	$340,877

The SEC encourages the discussion of exposure to the uncertainty in the European economy. Specifically, European debt by counterparty (i.e., sovereign and non-sovereign) and by country should be addressed. We have no European sovereign debt investments. Our European debt and money market investments consist of non-sovereign corporate debt securities of $28.6 million, which represents 17% of our corporate debt instruments (10% of our short-term investments) at March 31, 2016. European debt investments of $27.0 million are with corporations domiciled in the northern and central European countries of Sweden, Netherlands, Luxembourg, Norway, France, and the U.K. Short-term investments of $1.6 million are with corporations domiciled in the higher risk “southern European” countries (i.e., Greece, Spain, Portugal, and Italy) or in Ireland. We believe that we do not have significant exposure with respect to our money market and corporate debt investments in Europe, although we do have some exposure due to the interdependencies among the European Union countries.

As of March 31, 2016, we have $345 million principal amount of Notes outstanding. We carry these instruments at face value less unamortized discount on our Condensed Consolidated Balance Sheets. Since these instruments bear interest at fixed rates, we have no financial statement risk associated with changes in interest rates. Although the fair value of these instruments fluctuates when interest rates change, a substantial portion of the market value of our Notes in excess of the outstanding principal amount relates to the conversion premium. Please refer to Note 5—Investments and Fair Value Measurements and Note 6—Convertible Senior Notes, Note Hedges, and Warrants of the Notes to Consolidated Financial Statements.

Foreign Currency Exchange Risk

A large portion of our business is conducted in countries other than the U.S. We are primarily exposed to changes in exchange rates for the Euro, British pound sterling, Indian rupee, Japanese yen, Brazilian real, Chinese renminbi, Israeli shekel, New Zealand dollar, and Australian dollar. Although the majority of our receivables are invoiced and collected in U.S. dollars, we have exposure from non-U.S. dollar-denominated sales (consisting of the Euro, British pound sterling, Brazilian real, Chinese renminbi, Israeli shekel, Australian dollar, and Canadian dollar) and operating expenses (primarily the Euro, British pound sterling, Chinese renminbi, Israeli shekel, Japanese yen, Indian rupee, Brazilian real, and Australian dollar) in foreign countries. We can benefit from or be adversely affected by either a weaker or stronger U.S. dollar relative to major currencies worldwide with respect to our condensed consolidated financial statements. Accordingly, we can benefit from a stronger U.S. dollar due to the corresponding reduction in our foreign operating expenses translated in U.S. dollars and at the same time we can be adversely affected by a stronger U.S. dollar due to the corresponding reduction in foreign revenue translated in U.S. dollars.

We hedge our operating expense exposure in Indian rupees. The notional amount of our Indian rupee cash flow hedge was $3.4 million at March 31, 2016. We hedge balance sheet remeasurement exposures using forward contracts not designated as hedging instruments with notional amounts of $152.8 million at March 31, 2016 consisting of hedges of Brazilian real, British pound sterling, Israeli shekel, Australian dollar, Japanese yen, Chinese renminbi, and Euro-denominated intercompany balances with notional amounts of $94.6 million, hedges of Brazilian real, British pound sterling, Australian dollar, Canadian dollar, and Euro-denominated trade receivables with notional amounts of $55.4 million, and a hedge of Indian rupee net monetary assets with a notional amount of $2.8 million.

The impact of hypothetical changes in foreign exchanges rates on revenue and income from operations are presented below. The modeling technique measures the change in revenue and income from operations resulting from changes in selected foreign exchange rates with respect to the Euro and British pound sterling of plus or minus one percent during the three months ended March 31, 2016 as follows (in thousands):

	Impact of a foreign exchange rate decrease of one percent	No change in foreign exchange rates	Impact of a foreign exchange rate increase of one percent
Revenue	$234,763	$234,133	$233,503

Income from operations	$6,765	$6,696	$6,627

Item 4:	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the quarter ended March 31, 2016, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our chief executive officer and chief financial and accounting officer concluded that our disclosure controls and procedures were effective as of March 31, 2016 to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the first quarter of 2016, there were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

As of March 31, 2016, we are subject to the matter discussed below.

MDG Matter

EFI acquired Matan in 2015 from sellers (the “2015 Sellers”) that acquired Matan Digital Printing Ltd. from other sellers in 2001 (the “2001 Sellers”). The 2001 Sellers have asserted a claim against the 2015 Sellers and Matan asserting that they are entitled to a portion of the 2015 Sellers’ proceeds from EFI’s acquisition. The 2015 Sellers dispute this claim and have agreed to indemnify EFI against the 2001 Sellers’ claim.

Although we are fully indemnified and we do not believe that it is probable that we will incur a loss, it is reasonably possible that our financial statements could be materially affected by the unfavorable resolution of this matter. Accordingly, it is reasonably possible that we could incur a material loss in this matter. We estimate the range of loss to be between one dollar and $9.6 million. If we incur a loss in this matter, it will be offset by a receivable of an equal amount representing a claim for indemnification against the escrow account established in connection with the Matan acquisition.

Other Matters

As of March 31, 2016, we were subject to various other claims, lawsuits, investigations, and proceedings in addition to the matter discussed above. There is at least a reasonable possibility that additional losses may be incurred in excess of the amounts that we have accrued. However, we believe that these claims are not material to our financial statements or the range of reasonably possible losses is not reasonably estimable. Litigation is inherently unpredictable, and while we believe that we have valid defenses with respect to legal matters pending against us, our financial statements could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies or because of the diversion of management’s attention and the incurrence of significant expenses.

Item 1A:	Risk Factors

In addition to information regarding risk factors that appears in “Management’s Discussion and Analysis – Forward-looking Statements” in Part I, Item 2, of this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A, and Part II, Items 7 and 7A, of our Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”), which could materially affect our business, financial condition, or future results. The risks described herein and in our 2015 Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Our stock repurchases for the quarter ended March 31, 2016 are as follows (in thousands, except for per share amounts):

Issuer Purchases of Equity Securities

Total	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans (1)
January 2016	211	$42.14	210	$141,148
February 2016	338	39.09	258	131,004
March 2016	25	39.53	25	130,008

Totals	574	$40.24	493

(1)	In November 2015, our board of directors authorized $150 million for the repurchase of our outstanding common stock commencing January 1, 2016. This authorization expires December 31, 2018. Under this publicly announced plan, we repurchased 0.5 million shares for an aggregate purchase price of $20.0 million during the three months ended March 31, 2016.
(2)	Includes 0.1 million shares purchased from employees to satisfy the exercise price of certain stock options and any tax withholding obligations incurred in connection with such exercises and minimum tax withholding obligations that arose on the vesting of RSUs.

Sales of Unregistered Securities

On July 1, 2015, the Company and a subsidiary and the shareholders (the “Sellers”) of Reggiani entered into a Securities Purchase Agreement relating to the acquisition of the equity securities of Reggiani. During the three months ended March 31, 2016, in connection with the release from escrow of certain funds, the Company issued 29,589 shares of its Common Stock to the Sellers. Each Seller has previously agreed that, prior to the end of the eighteen-month period following the closing of the Reggiani acquisition, such Seller will not, directly or indirectly, (a) offer, sell, offer to sell, contract to sell, pledge, grant any option to purchase or otherwise dispose of or transfer (or announce any offer, sale, offer of sale, contract of sale or grant of any option to purchase or other disposition or transfer of) any shares of Common Stock; provided that, after the end of the six-month period following the closing, each Seller is permitted, subject to certain restrictions, to transfer shares of Common Stock to a permitted transferee of such Seller, or (b) other than as permitted in clause (a) above, reduce its beneficial ownership of, interest in, or risk relating to, any of such Seller’s shares of Common Stock.

The shares of Common Stock were offered and sold in accordance with the terms and subject to the conditions set forth in the Securities Purchase Agreement and in reliance on the private offering exemption of Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), the private offering safe harbor provisions of Rule 506 of Regulation D under the Securities Act and/or the safe harbor provisions of Regulation S under the Securities Act based on the following factors: (i) the absence of general solicitation; (ii) the investment representations obtained from the Sellers, including with respect to the sophistication and status as an accredited investor or non-U.S. person; (iii) the provision of appropriate disclosures related to the Sellers’ investment decision; and (iv) the placement of restrictive legends on the certificates reflecting the securities.

Item 3:	Defaults Upon Senior Securities

None.

Item 4:	Mine Safety Disclosure

Not applicable.

Item 5:	Other Information

Not applicable.

Item 6:	Exhibits

No.	Description

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Amended and Restated Bylaws of Electronics For Imaging, Inc. (as amended August 12, 2009) (2)

10.1	EFI 2016 Bonus Program

10.2	EFI 2016 Performance Accelerator Bonus Program

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 33-57382) and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 17, 2009 (File No. 000-18805) and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRONICS FOR IMAGING, INC.

Date: May 2, 2016	/s/ Guy Gecht
Guy Gecht
Chief Executive Officer (Principal Executive Officer)

Date: May 2, 2016	/s/ Marc Olin
Marc Olin
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

No.	Description

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Amended and Restated Bylaws of Electronics For Imaging, Inc. (as amended August 12, 2009) (2)

10.1	EFI 2016 Bonus Program

10.2	EFI 2016 Performance Accelerator Bonus Program

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 33-57382) and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 17, 2009 (File No. 000-18805) and incorporated herein by reference.