Form 10-Q
period 2016-06-30
ELECTRONICS FOR IMAGING INC
filed 2016-08-02
CIK 867374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

The number of shares of Common Stock outstanding as of July 18, 2016 was 46,718,430.

Electronics For Imaging, Inc.

PART I – FINANCIAL INFORMATION

Item 1:	Condensed Consolidated Financial Statements

Electronics For Imaging, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands)	June 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$143,648	$164,091
Short-term investments, available for sale	305,616	333,276
Accounts receivable, net of allowances of $23.1 and $22.0 million, respectively	211,223	193,121
Inventories	111,014	106,378
Income taxes receivable	2,088	473
Assets held for sale	3,781	—
Other current assets	33,782	29,675

Total current assets	811,152	827,014
Property and equipment, net	101,927	97,779
Goodwill	367,587	338,793
Intangible assets, net	141,548	135,552
Deferred tax assets	44,685	41,043
Other assets	10,444	9,970

Total assets	$1,477,343	$1,450,151

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$104,070	$113,541
Accrued and other liabilities	93,399	74,425
Deferred revenue	57,107	48,767
Income taxes payable	5,322	3,594

Total current liabilities	259,898	240,327
Convertible senior notes, net	297,478	290,734
Imputed financing obligation related to build-to-suit lease	14,001	13,480
Noncurrent contingent and other liabilities	53,279	51,101
Deferred tax liabilities	21,065	19,003
Noncurrent income taxes payable	12,334	11,312

Total liabilities	658,055	625,957

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 150,000 shares authorized; 52,347 and 51,808 shares issued, respectively	523	518
Additional paid-in capital	685,951	657,354
Treasury stock, at cost; 5,562 and 4,476 shares, respectively	(234,362)	(190,439)
Accumulated other comprehensive loss	(14,441)	(17,424)
Retained earnings	381,617	374,185

Total stockholders’ equity	819,288	824,194

Total liabilities and stockholders’ equity	$1,477,343	$1,450,151

See accompanying notes to condensed consolidated financial statements.

Electronics For Imaging, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share amounts)	2016	2015	2016	2015

Revenue	$245,650	$202,721	$479,783	$397,275

Cost of revenue (1)	120,603	94,318	236,339	183,432

Gross profit	125,047	108,403	243,444	213,843
Operating expenses:
Research and development (1)	37,676	34,077	74,798	67,788
Sales and marketing (1)	42,770	37,133	84,300	74,303
General and administrative (1)	21,446	18,337	42,278	35,987
Restructuring and other (Note 11)	1,710	931	4,425	1,960
Amortization of identified intangibles	9,736	4,557	18,965	9,361

Total operating expenses	113,338	95,035	224,766	189,399

Income from operations	11,709	13,368	18,678	24,444

Interest expense	(4,375)	(4,137)	(8,733)	(8,236)
Interest income and other income (expense), net	420	258	199	(401)

Income before income taxes	7,754	9,489	10,144	15,807
Provision for income taxes	(2,519)	(1,772)	(2,806)	(2,853)

Net income	$5,235	$7,717	$7,338	$12,954

Net income per basic common share	$0.11	$0.16	$0.16	$0.28

Net income per diluted common share	$0.11	$0.16	$0.15	$0.27

Shares used in basic per-share calculation	46,943	46,834	47,079	46,917

Shares used in diluted per-share calculation	47,830	48,073	47,930	48,096

(1)	Includes stock-based compensation expense as follows:

	2016	2015	2016	2015
Cost of revenue	$534	$748	$1,231	$1,572
Research and development	1,886	2,687	4,926	5,352
Sales and marketing	1,550	2,184	3,899	4,481
General and administrative	3,135	4,048	8,334	7,154

See accompanying notes to condensed consolidated financial statements.

Electronics For Imaging, Inc.

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2016	2015	2016	2015
Net income	$5,235	$7,717	$7,338	$12,954
Net unrealized investment gains (losses):
Unrealized holding gains (losses), net of tax provision of $0.2 and $0.7 million for the three and six months ended June 30, 2016, tax benefit of less than $0.1 million for the three months ended June 30, 2015, and tax provision of $0.2 million for the six months ended June 30, 2015	325	(73)	1,101	287
Reclassification gains (losses) included in net income, net of tax provisions of less than $0.1 million for the three and six months ended June 30, 2016, respectively, and tax benefits of less than $0.1 million for the three and six months ended June 30, 2015	96	(11)	114	(30)

Net unrealized investment gains (losses)	421	(84)	1,215	257
Currency translation adjustments, net of tax benefit of $0.4 million for the three months ended June 30, 2016, tax provision of $0.3 million for the six months ended June 30, 2016, and no tax benefit for the three and six months ended June 30, 2015	(4,662)	3,416	1,784	(2,885)
Net unrealized gains (losses) on cash flow hedges	(67)	13	(16)	36

Comprehensive income	$927	$11,062	$10,321	$10,362

See accompanying notes to condensed consolidated financial statements.

Electronics For Imaging, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six months ended June 30,
(in thousands)	2016	2015
Cash flows from operating activities:
Net income	$7,338	$12,954
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,503	15,411
Deferred taxes	(6,409)	(7,766)
Provisions for bad debt and sales-related allowances	5,737	306
Provision for inventory obsolescence	3,240	2,289
Stock-based compensation, net of cash settlements	18,216	18,559
Non-cash accretion of interest expense on convertible notes and imputed financing obligation	6,574	6,239
Other non-cash charges and credits	(1,329)	2,877
Changes in operating assets and liabilities, net of effect of acquired businesses	(28,010)	(18,807)

Net cash provided by operating activities	31,860	32,062

Cash flows from investing activities:
Purchases of short-term investments	(137,323)	(179,058)
Proceeds from sales and maturities of short-term investments	165,634	121,623
Purchases, net of proceeds from sales, of property and equipment	(13,694)	(8,721)
Businesses purchased, net of cash acquired	(19,614)	16

Net cash used for investing activities	(4,997)	(66,140)

Cash flows from financing activities:
Proceeds from issuance of common stock	4,982	4,910
Purchases of treasury stock and net share settlements	(43,923)	(26,501)
Repayment of debt assumed through business acquisitions and debt issuance costs	(8,312)	(83)
Contingent consideration payments related to businesses acquired	(1,868)	(2,702)

Net cash used for financing activities	(49,121)	(24,376)

Effect of foreign exchange rate changes on cash and cash equivalents	1,815	(1,207)

Decrease in cash and cash equivalents	(20,443)	(59,661)
Cash and cash equivalents at beginning of period	164,091	298,133

Cash and cash equivalents at end of period	$143,648	$238,472

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

Recent Accounting Pronouncements

Debt Issuance Costs. In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, Simplifying the Presentation of Debt Issuance Costs, which became effective in the first quarter of 2016. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt, which is consistent with the presentation of debt discounts and premiums. Retrospective application is required, which resulted in the reclassification of $5.8 million of debt issuance costs from other current assets and other assets to a direct reduction of convertible senior notes, net, in our Condensed Consolidated Balance Sheet as of December 31, 2015.

Measurement Period Adjustments. The FASB issued ASU 2015-16, Simplifying the Accounting for Measurement Period Adjustments, in September 2015, which became effective in the first quarter of 2016. The acquirer of a business is required to retrospectively adjust provisional amounts recognized at the acquisition date with a corresponding adjustment to goodwill. These adjustments are required when new information is obtained about facts and circumstances that existed as of the acquisition date and, if known, would have affected the measurement of the amounts initially recognized or would have resulted in the recognition of additional assets or liabilities. Under previous guidance, the acquirer also must revise comparative prior period information, including depreciation, amortization, or other income affects as a result of changes made to provisional amounts. ASU 2015-16 eliminates the requirement to retrospectively account for those adjustments. The impact on our financial statements will be determined in the future if measurement period adjustments are identified.

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

Stock-based Compensation. In March 2016, the FASB issued ASU 2016-09, Stock Compensation – Improvements to Employee Share Based Payment Accounting, which is effective in the first quarter of 2017 with early adoption permitted. We elected to early adopt this standard in the second quarter of 2016, which required retroactive application of this standard as of the first quarter in 2016 resulting in the following:

•

Under the new guidance, all excess tax benefits and deficiencies are recognized as income tax expense. Excess tax benefits of less than $0.1 million that were charged to additional paid-in capital in the first quarter of 2016 have been reversed upon adoption. We recorded $2.2 million of deferred tax assets related to excess tax benefits for federal research and development income tax credits not previously benefitted.

•

The requirement to reclassify gross excess tax benefits related to stock-based compensation from operating to financing activities in the statement of cash flows is eliminated. The reclassification of $0.2 million in the first quarter of 2016 has been reversed upon adoption. We applied this guidance retrospectively to all prior periods to maintain the comparability of presentation between periods, which resulted in a $0.3 million increase in cash flows provided by operating activities during the six months ended June 30, 2015, and a corresponding decrease in cash flows provided by financing activities.

•

We have elected to account for forfeitures when they occur instead of estimating the expected forfeiture rate. Adoption of this provision during the second quarter resulted in a retroactive net income adjustment of $0.2 million, net of tax effect, in the first quarter of 2016 and a cumulative effect adjustment to retained earnings of $2.1 million, net of tax, as of January 1, 2016.

•

Statutory tax withholding will be permitted up to the maximum statutory tax rate in applicable jurisdictions. The retrospective impact of this provision on prior period financial statements is not material.

Financial Instruments. ASU 2016-13, Measurement of Credit Losses on Financial Instruments, issued in June 2016, amends current guidance regarding other-than-temporary impairment of available-for-sale debt securities. The new guidance requires an estimate of expected credit loss only when fair value is below the amortized cost of the asset. The length of time that the fair value has been below the amortized cost will no longer impact the determination of whether a credit loss exists. In addition, credit losses on available-for-sale debt securities will be limited to the difference between the security’s amortized cost basis and its fair value. The use of an allowance to record estimated credit losses (and subsequent recoveries) will also be required under the new guidance.

ASU 2016-13 will be effective in the first quarter of 2020. We are evaluating its impact on the carrying value of our available-for-sale securities and results of operations.

Revenue Recognition. ASU 2014-09, Revenue from Contracts with Customers, issued in May 2014, and ASU 2016-10, and subsequent amendments, enhances the comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets. The principles-based guidance provides a framework for addressing revenue recognition issues comprehensively. The standard requires that revenue should be recognized in an amount that reflects the consideration that the entity expects to be entitled in exchange for goods or services, which are referred to as performance obligations.

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

Lease Arrangements. Under current guidance, the classification of a lease by a lessee as either an operating lease or a capital lease determines whether an asset and liability is recognized on the balance sheet. ASU 2016-02, issued in February 2016 and effective in the first quarter of 2019, requires that a lessee recognize an asset and liability on its balance sheet related to all leases with terms in excess of one year. For all leases, a lessee will be required to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial position. The right-to-use asset represents the right to use the underlying asset during the lease term.

The recognition, measurement, and presentation of expenses and cash flows by a lessee have not significantly changed from previous guidance. There continues to be a differentiation between finance leases and operating leases. The criteria for determining whether a lease is a financing or operating lease are substantially the same as existing guidance except that the “bright line” percentages have been removed.

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

The current build-to-suit lease accounting guidance will be rescinded by the new guidance, although simplified guidance will remain regarding lessee control during the construction period.

Supplemental Cash Flow Information

(in thousands)	2016	2015
Net cash paid for income taxes	$4,203	$3,045

Cash paid for interest expense	$1,812	$1,310

Acquisition of businesses
Cash paid for businesses purchased, excluding contingent consideration	$21,242	$(16)
Cash acquired in business acquisitions	(1,628)	—

Net cash paid for businesses purchased, net of cash acquired	$19,614	$(16)

Common stock issued in connection with Reggiani Macchine SpA (“Reggiani”) acquisition	$73	$—

Non-cash investing and financing activities:
Non-cash settlement of vacation liabilities by issuing restricted stock units (“RSUs”)	$2,733	$1,353
Property and equipment received, but not paid	880	1,572

	$3,613	$2,925

2. Earnings Per Share

Net income per basic common share is computed using the weighted average number of common shares outstanding during the period. Net income per diluted common share is computed using the weighted average number of common and dilutive potential common shares outstanding during the period. Potential common shares result from the assumed exercise of outstanding common stock options having a dilutive effect using the treasury stock method, non-vested shares of restricted stock having a dilutive effect, non-vested restricted stock for which the performance criteria have been met, shares to be purchased under our Employee Stock Purchase Plan (“ESPP”) having a dilutive effect, the assumed release of shares from escrow related to the acquisition of Corrugated Technologies, Inc. (“CTI”), the assumed conversion of our convertible senior notes due 2019 (“Notes”) having a dilutive effect using the treasury stock method when the stock price exceeds the conversion price of the Notes, and the assumed exercise of our warrants having a dilutive effect using the treasury stock method when the stock price exceeds the warrant strike price. Any potential shares that are anti-dilutive as defined in Accounting Standards Codification (“ASC”) 260, Earnings Per Share, are excluded from the effect of dilutive securities.

Performance-based and market-based restricted stock and stock options that would be issuable if the end of the reporting period were the end of the vesting period, if the result would be dilutive, are assumed to be outstanding for purposes of determining net income per diluted common share as of the later of the beginning of the period or the grant date in accordance with ASC 260-10-45-48. Accordingly, performance-based RSUs, which vested on various dates during the three and six months ended June 30, 2016 and 2015, based on achievement of specified performance criteria related to revenue and non-GAAP operating income targets, and performance-based stock options, which vested during the six months ended June 30, 2016 based on achievement of specified targets related to non-GAAP return on equity are included in the determination of net income per diluted common share as of the beginning of each period.

Basic and diluted earnings per share for the three and six months ended June 30, 2016 and 2015 are reconciled as follows (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Basic net income per share:
Net income available to common shareholders	$5,235	$7,717	$7,338	$12,954

Weighted average common shares outstanding	46,943	46,834	47,079	46,917
Basic net income per share	$0.11	$0.16	$0.16	$0.28

Dilutive net income per share:
Net income available to common shareholders	$5,235	$7,717	$7,338	$12,954

Weighted average common shares outstanding	46,943	46,834	47,079	46,917
Dilutive stock options and non-vested restricted stock	887	1,239	851	1,179

Weighted average common shares outstanding for purposes of computing diluted net income per share	47,830	48,073	47,930	48,096

Dilutive net income per share	$0.11	$0.16	$0.15	$0.27

There are no potential shares of common stock that were not included in the determination of diluted net income per share because they were anti-dilutive for the three months ended June 30, 2016 and 2015. Potential shares of common stock that are not included in the determination of diluted net income per share because they are anti-dilutive consist of shares to be purchased under our ESPP having an anti-dilutive effect of less than 0.1 million shares for the six months ended June 30, 2016 and 2015 and the assumed vesting of RSUs having an anti-dilutive effect of less than 0.1 million shares for the six months ended June 30, 2015.

The weighted-average number of common shares outstanding does not include the effect of the potential common shares from conversion of our Notes and exercise of our Warrants. The effects of these potentially outstanding shares were not included in the calculation of diluted net income per share because the effect would have been anti-dilutive since the conversion price of the Notes and the strike price of the warrants exceeded the average market price of our common stock. We have the option to pay cash, issue shares of common stock, or any combination thereof for the aggregate amount due upon conversion of the Notes. Our intent is to settle the principal amount of the Notes in cash upon conversion. As a result, only amounts payable in excess of the principal amount of the Notes are considered in diluted net income per share under the treasury stock method. The Note Hedges are also not included in the calculation of diluted net income per share because the effect of any exercise of the Note Hedges would be anti-dilutive. Please refer to Note 6 – Convertible Senior Notes, Note Hedges, and Warrants of the Notes to Condensed Consolidated Financial Statements for additional information.

3. Balance Sheet Details

Inventories

Inventories, net of allowances, as of June 30, 2016 and December 31, 2015 are as follows (in thousands):

	June 30, 2016	December 31, 2015
Raw materials	$53,173	$53,783
Work in process	4,024	6,646
Finished goods	53,817	45,949

	$111,014	$106,378

Deferred Cost of Revenue

Deferred cost of revenue related to unrecognized revenue on shipments to customers was $5.6 and $8.7 million as of June 30, 2016 and December 31, 2015, respectively, and is included in other current assets in our Condensed Consolidated Balance Sheets.

Product Warranty Reserves

The changes in product warranty reserves during the six months ended June 30, 2016 and 2015 are as follows (in thousands):

	2016	2015
Balance at January 1,	$9,635	$9,682
Provisions, net of releases	6,205	6,091
Settlements	(6,215)	(5,933)

Balance at June 30,	$9,625	$9,840

Accumulated Other Comprehensive Loss (“OCI”)

OCI classified within stockholders’ equity in our Condensed Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015 is as follows (in thousands):

	June 30, 2016	December 31, 2015
Net unrealized investment gains (losses)	$839	$(376)
Currency translation losses	(15,265)	(17,049)
Net unrealized gains (losses) on cash flow hedges	(15)	1

Accumulated other comprehensive loss	$(14,441)	$(17,424)

Amounts reclassified out of OCI were $0.1 million, net of tax, for the three and six months ended June 30, 2016, and less than $0.1 million, net of tax, for the three and six months ended June 30, 2015, and consisted of unrealized gains and losses from investments in debt securities that are reported within interest income and other income (expense), net, in our Condensed Consolidated Statements of Operations.

4. Acquisitions

We acquired Optitex Ltd. (“Optitex”) and Rialco Limited (“Rialco”) during 2016, which have been included in our Productivity Software and Industrial Inkjet operating segments, respectively. Acquisition-related transaction costs were $0.8 and $1.3 million during the three and six months ended June 30, 2016, respectively, and $2.0 and $2.7 million for the three and six months ended June 30, 2015, respectively.

These acquisitions were accounted for as purchase business combinations. We allocated the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their estimated fair value on their acquisition dates. Excess purchase consideration was recorded as goodwill. Factors contributing to a purchase price that results in goodwill include, but are not limited to, the retention of research and development personnel with skills to develop future technology, support personnel to provide maintenance services related to the products, a trained sales force capable of selling current and future products, the opportunity to cross-sell products of the acquired businesses to existing customers, the positive reputation of Optitex and Rialco in the market, and the opportunity to expand our presence in the digital inkjet textile printing market through the synergy of Optitex technology with the Reggiani digital inkjet textile printer business. Rialco’s technical and commercial capabilities will benefit the Industrial Inkjet operating segment in the sourcing, specification, and purification of high quality dyes and expand our research, development, and innovation base to develop ink for the signage, ceramic, and packaging markets.

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

The purchase price allocations are preliminary and subject to change within the respective measurement periods as the valuations are finalized. We expect to continue to obtain information to assist us in finalizing the fair value of the net assets acquired during the respective measurement periods, which end at various dates in 2017. Measurement period adjustments will be recognized in the reporting period in which the adjustment amounts are determined, if any.

Productivity Software Segment

Optitex, a privately-held Israeli company headquartered in Rosh Ha’Ayin, Israel, was acquired on June 16, 2016. Optitex has been included in the Productivity Software operating segment.

We purchased Optitex for cash consideration of $11.6 million, net of cash acquired, plus an additional potential future cash earnout, which is contingent on achieving certain revenue and operating profit performance targets over three consecutive 12-month periods. Optitex has developed and markets integrated two-dimensional (“2D”) and three-dimensional (“3D”) design software that is shortening the design cycle, reducing our customers’ costs, and accelerating the adoption of fast fashion. Optitex is succeeding by penetrating large enterprise accounts as well as smaller and medium sized businesses.

The fair value of the earnout related to the Optitex acquisition is currently estimated to be $22.5 million by applying the income approach in accordance with ASC 805-30-25-5, Business Combinations, adjusted for the impact of post-acquisition foreign currency movement. Key assumptions include a risk-free discount rate of 2.3% and probability-adjusted revenue and operating profit levels. Probability-adjusted revenue and operating profit are significant inputs that are not observable in the market, which are referred to as Level 3 inputs in ASC 820-10-35, Fair Value Measurement. This contingent liability is reflected in the Condensed Consolidated Balance Sheet as of June 30, 2016, as a noncurrent liability with the first payment due in the fourth quarter of 2017, if earned. In accordance with ASC 805-30-35-1, changes in the fair value of contingent consideration subsequent to the acquisition date are recognized in general and administrative expenses

Industrial Inkjet Operating Segment

Rialco, a private limited liability company incorporated in England and Wales and headquartered in Bradford, U.K., was acquired on March 1, 2016. Rialco has been included in the Industrial Inkjet operating segment.

We purchased Rialco for cash consideration of $8.4 million, net of cash acquired, plus an additional potential future cash earnout, which is contingent on achieving certain revenue and gross profit performance targets over three consecutive 12-month periods. Rialco is a leading European supplier of dye powders and color products for the textile, digital print, and other decorating industries. Rialco’s pure disperse dyes are particularly important in the manufacture of high-quality dye sublimation inkjet inks for textile applications, which is a key growth area in the global migration from analog to digital print.

The fair value of the earnout related to the Rialco acquisition is currently estimated to be $2.0 million by applying the income approach in accordance with ASC 805-30-25-5, adjusted for the impact of post-acquisition foreign currency movements. Key assumptions include a risk-free discount rate of 0.8% and probability-adjusted revenue and gross profit levels. Probability-adjusted revenue and gross profit are significant inputs that are not observable in the market, which ASC 820-10-35, refers to as Level 3 inputs. This contingent liability is reflected in the Condensed Consolidated Balance Sheet as of June 30, 2016, as a noncurrent liability with the first payment due in the third quarter of 2017, if earned. In accordance with ASC 805-30-35-1, changes in the fair value of contingent consideration subsequent to the acquisition date are recognized in general and administrative expenses.

Valuation Methodologies

Intangible assets acquired consist of customer relationships, customer backlog, trade name, and existing technology.

Customer Relationships and Backlog were valued using the excess earnings method, which is an income approach. The value of customer relationships lies in the generation of a consistent and predictable revenue source without incurring the costs normally required to develop the relationships. Customer relationships were valued by estimating the revenue attributable to existing customer relationships and probability-weighted in each forecast year to reflect the uncertainty of maintaining existing relationships based on historical attrition rates using a discount rate of 25% and 30% for Optitex and Rialco, respectively.

Customer backlog represents unfulfilled customer purchase orders at the acquisition date that will provide a relatively secure revenue stream, subject only to potential customer cancellation and a discount rate of 23% and 19% for Optitex and Rialco, respectively. The backlog is expected to be fulfilled within one year.

Trade Names were valued using the relief from royalty method with royalty rates based on various factors including an analysis of market data, comparable trade name agreements, historical advertising dollars spent supporting the trade name, and a discount rate of 25% and 30% for Optitex and Rialco, respectively.

Existing Technology for Optitex was valued using the relief from royalty method based on royalty rates for similar technologies. The value of existing Optitex technology is derived from consistent and predictable revenue, including the opportunity to cross-sell to existing customers, and the avoidance of the costs associated with developing the technology. Revenue related to existing technology was adjusted in each forecast year to reflect the evolution of the technology and the cost of sustaining research and development required to maintain the technology using a discount rate of 25%.

Rialco existing technology was valued using the cost approach. The value of existing technology is estimated based on the historical time and cost to develop the technology, the estimated man-years required to recreate the technology, historical employee compensation and benefits, and a reasonable mark-up based on profit for companies with similar operations.

The preliminary allocation of the purchase price to the assets acquired and liabilities assumed (in thousands) with respect to these acquisitions at their respective acquisition dates is summarized as follows:

	Optitex		Rialco
	Weighted average useful life	Purchase Price Allocation	Weighted average useful life	Purchase Price Allocation
Customer relationships	3-6 years	$8,890	5 years	$2,512
Existing technology	4 years	7,760	5 years	846
Trade names	4 years	2,020	4 years	763
Backlog	less than one year	370	less than one year	56
Goodwill	—	28,147	—	1,426

		$47,187		5,603
Net tangible liabilities		(11,924)		5,177

Total purchase price		$35,263		$10,780

Pro forma results of operations for Optitex and Rialco have not been presented because they are not material to our Condensed Consolidated Results of Operations for the three and six months ended June 30, 2016 and 2015. Goodwill, which represents the excess of the purchase price over the net tangible and intangible assets acquired, that was generated by our acquisition of Rialco, is not deductible for tax purposes. Goodwill, which represents the excess of the purchase price over the net tangible and intangible assets acquired, that was generated by our acquisitions of Optitex is deductible for U.S. tax purposes, but is not deductible for tax purposes in Israel.

Rialco generates revenue and incurs operating expenses primarily in British pounds sterling. Upon consideration of the salient economic indicators discussed in ASC 830-10-55-5, Foreign Currency Matters, we consider the British pounds sterling to be the functional currency for Rialco.

Optitex generates revenue and incurs operating expenses primarily in local currencies. Upon consideration of the salient economic indicators, we consider the local currency in each of Optitex’s primary locations (shekel, rupee, Euro, and U.S. dollar) to be the functional currency for Optitex.

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

Our available-for-sale short-term investments as of June 30, 2016 and December 31, 2015 are as follows (in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
June 30, 2016
U.S. Government and sponsored entities	$69,174	$407	$(1)	$69,580
Corporate debt securities	200,795	793	(158)	201,430
Asset-backed securities	31,872	321	(31)	32,162
Mortgage-backed securities – residential	2,438	9	(3)	2,444

Total short-term investments	$304,279	$1,530	$(193)	$305,616

December 31, 2015
U.S. Government and sponsored entities	$98,411	$12	$(137)	$98,286
Corporate debt securities	198,498	20	(510)	198,008
Asset-backed securities	35,276	195	(174)	35,297
Mortgage-backed securities – residential	1,689	2	(6)	1,685

Total short-term investments	$333,874	$229	$(827)	$333,276

The fair value and duration that investments, including cash equivalents, have been in a gross unrealized loss position as of June 30, 2016 and December 31, 2015 are as follows (in thousands):

	Less than 12 Months		More than 12 Months		TOTAL
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2016
U.S. Government and sponsored entities	$2,612	$(1)	$—	$—	$2,612	$(1)
Corporate debt securities	44,721	(77)	18,713	(80)	63,434	(157)
Asset-backed securities	2,996	(1)	6,801	(30)	9,797	(31)
Mortgage-backed securities – residential	185	(1)	210	(3)	395	(4)

Total	$50,514	$(80)	$25,724	$(113)	$76,238	$(193)

December 31, 2015
U.S. Government and sponsored entities	$82,366	$(137)	$—	$—	$82,366	$(137)
Corporate debt securities	136,274	(448)	16,940	(62)	153,214	(510)
Asset-backed securities	27,928	(103)	7,131	(71)	35,059	(174)
Mortgage-backed securities – residential	764	(2)	269	(4)	1,033	(6)

Total	$247,332	$(690)	$24,340	$(137)	$271,672	$(827)

For fixed income securities that have unrealized losses as of June 30, 2016, we have determined that we do not have the intent to sell any of these investments and it is not more likely than not that we will be required to sell any of these investments before recovery of the entire amortized cost basis. We have evaluated these fixed income securities and determined that no credit losses exist. Accordingly, management has determined that the unrealized losses on our fixed income securities as of June 30, 2016 were temporary in nature.

Amortized cost and estimated fair value of investments as of June 30, 2016 are summarized by maturity date as follows (in thousands):

	Amortized cost	Fair value
Mature in less than one year	$99,592	$99,599
Mature in one to three years	204,687	206,017

Total short-term investments	$304,279	$305,616

Net realized gains of $0.2 million from sales of investments were recognized in interest income and other income (expense), net, for the three and six months ended June 30, 2016. There were no net realized gains or losses from sales of investments were recognized in interest income and other income (expense), net, for the three and six months ended June 30, 2015. Net unrealized gains of $1.3 million and net unrealized losses of $0.6 million, respectively, were included in OCI in the accompanying Condensed Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015, respectively.

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

We utilize the market approach to measure the fair value of our fixed income securities. The market approach is a valuation technique that uses the prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The fair value of our fixed income securities is obtained using readily-available market prices from a variety of industry standard data providers, large financial institutions, and other third-party sources for the identical underlying securities. The fair value of our investments in certain money market funds is expected to maintain a Net Asset Value of $1 per share and, as such, is priced at the expected market price.

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

Our investments and liabilities measured at fair value have been presented in accordance with the fair value hierarchy specified in ASC 820 as of June 30, 2016 and December 31, 2015 in order of liquidity as follows (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
June 30, 2016
Assets:
Money market funds	$16,184	$16,184	$—	$—
U.S. Government and sponsored entities	73,579	39,886	33,693	—
Corporate debt securities	201,933	—	201,933	—
Asset-backed securities	32,162	—	31,896	266
Mortgage-backed securities – residential	2,444	—	2,444	—

	$326,302	$56,070	$269,966	$266

Liabilities:
Contingent consideration, current and noncurrent	$80,203	$—	$—	$80,203
Self-insurance	1,185	—	—	1,185

	$81,388	$—	$—	$81,388

December 31, 2015
Assets:
Money market funds	$13,221	$13,221	$—	$—
U.S. Government and sponsored entities	98,286	34,712	63,574	—
Corporate debt securities	198,778	—	198,778	—
Asset-backed securities	35,297	—	35,113	184
Mortgage-backed securities – residential	1,684	—	1,684	—

	$347,266	$47,933	$299,149	$184

Liabilities:
Contingent consideration, current and noncurrent	$54,796	$—	$—	$54,796
Self-insurance	1,268	—	—	1,268

	$56,064	$—	$—	$56,064

Money market funds consist of $16.2 and $13.2 million, which have been classified as cash equivalents as of June 30, 2016 and December 31, 2015, respectively. U.S government and sponsored entities securities include $4.0 million, which have been classified as cash equivalents as of June 30, 2016. Corporate debt securities include $0.5 and 0.7 million, which have been classified as cash equivalents as of June 30, 2016 and December 31, 2015, respectively.

Investments are generally classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices or alternative pricing sources with reasonable levels of price transparency. Investments in U.S. Treasury obligations and overnight money market mutual funds have been classified as Level 1 because these securities are valued based on quoted prices in active markets or are actively traded at $1.00 Net Asset Value. There have been no transfers between Level 1 and 2 during the six months ended June 30, 2016 and 2015.

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

Liabilities for Contingent Consideration

Acquisition-related liabilities for contingent consideration (i.e., earnouts) are related to the purchase business combinations of Optitex and Rialco in 2016; Shuttleworth Business Systems Limited and CDM Solutions Limited (collectively, “Shuttleworth”), CTI, and Reggiani in 2015; DiMS! organizing print BV (“DIMS”), DirectSmile GmbH (“DirectSmile”), and SmartLinc, Inc. (“SmartLinc”) in 2014; Outback Software Pty. Ltd. doing business as Metrix Software (“Metrix”), GamSys Software SPRL (“GamSys”), and PrintLeader Software (“PrintLeader”) in 2013; and Technique, Inc. and Technique Business Systems Limited (collectively, “Technique”) in 2012.

The fair value of these earnouts is estimated to be $80.2 and $54.8 million as of June 30, 2016 and December 31, 2015, respectively, by applying the income approach in accordance with ASC 805-30-25-5. Key assumptions include risk-free discount rates between 0.6% and 4.98% (Monte Carlo valuation method) and discount rates between 4.2% and 6.0% (probability-adjusted method), as well as probability-adjusted revenue, gross profit, operating profit, and EBIT levels. Probability-adjusted revenue, gross profit, operating profit, and EBIT are significant inputs that are not observable in the market, which ASC 820-10-35 refers to as Level 3 inputs. These contingent liabilities have been reflected in the Condensed Consolidated Balance Sheet as of June 30, 2016 as current and noncurrent liabilities of $28.2 and $52.0 million, respectively.

The fair value of contingent consideration increased by $2.1 million, including $1.2 million of earnout interest accretion related to all acquisitions, during the six months ended June 30, 2016. The Reggiani, DirectSmile, and CTI earnout performance probability increased while the DIMS earnout performance probability decreased during the six months ended June 30, 2016. The fair value of contingent consideration decreased by $2.1 million, which is net of $1.4 million of earnout interest accretion related to all acquisitions, during the year ended December 31, 2015. The DIMS, DirectSmile, GamSys, and Metrix earnout performance probability percentages decreased in 2015. In accordance with ASC 805-30-35-1, changes in the fair value of contingent consideration subsequent to the acquisition date have been recognized in general and administrative expense.

Earnout payments during the six months ended June 30, 2016 of $1.2, $0.4, and $0.2 million are primarily related to the previously accrued DirectSmile, SmartLinc, and Metrix contingent consideration liabilities, respectively. Earnout payments during the year ended December 31, 2015 of $2.0, $1.1, $0.6, and $0.3 million are primarily related to the previously accrued Technique, GamSys, Metrix, and SmartLinc contingent consideration liabilities, respectively.

Changes in the fair value of contingent consideration are summarized as follows (in thousands):

Fair value of contingent consideration at January 1, 2015	$12,277

Fair value of Reggiani contingent consideration at July 1, 2015	43,170
Fair value of CTI contingent consideration at October 6, 2015	2,551
Fair value of Shuttleworth contingent consideration at November 4, 2015	5,077
Changes in valuation	(3,575)
Payments	(4,093)
Foreign currency adjustment	(611)

Fair value of contingent consideration at December 31, 2015	$54,796

Fair value of Rialco contingent consideration at March 1, 2016	$2,109
Fair value of Optitex contingent consideration at June 16, 2016	22,300
Changes in valuation	2,058
Payments	(1,868)
Foreign currency adjustment	808

Fair value of self-insurance liability at June 30, 2016	$80,203

Since the primary inputs to the fair value measurement of contingent consideration liability are the discount rate and probability-adjusted revenue, we reviewed the sensitivity of the fair value measurement to changes in these inputs. We assessed the probability of achieving the revenue performance targets for contingent consideration associated with each acquisition at percentage levels between 60% and 100% as of each respective acquisition date based on an assessment of the historical performance of each acquired entity, our current expectations of future performance, and other relevant factors. A change in probability-adjusted revenue of five percentage points from the level assumed in the current valuations would result in a change in the fair value of contingent consideration of $4.0 million resulting in a corresponding adjustment to general and administrative expense. A change in the discount rate of one percentage point results in a change in the fair value of contingent consideration of $1.0 million. The potential undiscounted amount of future contingent consideration cash payments that we could be required to make related to our business acquisitions, beyond amounts currently accrued, is $29.1 million as of June 30, 2016.

Fair Value of Derivative Instruments

We utilize the income approach to measure the fair value of our derivative assets and liabilities. The income approach uses pricing models that rely on market observable inputs such as yield curves, currency exchange rates, and forward prices, and are therefore classified as Level 2 measurements. The notional amount of our derivative assets and liabilities was $203.5 and $118.6 million as of June 30, 2016 and December 31, 2015, respectively. The fair value of our derivative assets and liabilities that were designated for cash flow hedge accounting treatment having notional amounts of $3.5 and $3.2 million as of June 30, 2016 and December 31, 2015, respectively, was not material.

Fair Value of Convertible Senior Notes

In September 2014, we issued $345 million aggregate principal amount of 0.75% Convertible Senior Notes due 2019 (“Notes”). The Notes are carried at their original issuance value, net of unamortized debt discount, and are not marked to market each period. The approximate fair value of the Notes as of June 30, 2016 was approximately $365 million and was considered a Level 2 fair value measurement. Fair value was estimated based upon actual quotations obtained at the end of the reporting period or the most recent date available. A substantial portion of the market value of our Notes in excess of the outstanding principal amount relates to the conversion premium.

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

The initial conversion rate is 18.9667 shares of common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $52.72 per share of common stock. Upon conversion of the Notes, holders will receive cash, shares of common stock or a combination thereof, at our election. Our intent is to settle the principal amount of the Notes in cash upon conversion. If the conversion value exceeds the principal amount, we would deliver shares of our common stock for our conversion obligation in excess of the aggregate principal amount. As of June 30, 2016, none of the conditions listed below allowing holders of the Notes to convert had been met.

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

The Notes consist of the following as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015
Liability component	$345,000	$345,000
Debt discount, net of amortization	(42,490)	(48,515)
Debt issuance costs, net of amortization	(5,032)	(5,751)

Net carrying amount	$297,478	$290,734

Equity component	$63,643	$63,643
Less: debt issuance costs allocated to equity	(1,582)	(1,582)

Net carrying amount	$62,061	$62,061

Upon adoption of ASU 2015-03, $5.8 million of debt issuance costs have been reclassified from other current assets and other assets to a direct reduction of convertible senior notes, net, in our Condensed Consolidated Balance Sheet as of December 31, 2015.

Interest expense recognized related to the Notes during the three and six months ended June 30, 2016 and 2015 was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
0.75% coupon	$647	$647	$1,287	$1,294
Amortization of debt issuance costs	362	346	719	688
Amortization of debt discount	3,050	2,888	6,025	5,737

	$4,059	$3,881	$8,031	$7,719

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

7. Income taxes

We recognized tax provisions of $2.5 and $1.8 million on pretax net income of $7.8 and $9.5 million during the three months ended June 30, 2016 and 2015, respectively. We recognized tax provisions of $2.8 and $2.9 million on pretax net income of $10.1 and $15.8 million during the six months ended June 30, 2016 and 2015, respectively. The provisions for income taxes before discrete items reflected in the table below were $2.3 and $2.4 million during the three months ended June 30, 2016 and 2015, respectively, and $2.8 and $4.2 million during the six months ended June 30, 2016 and 2015, respectively. The decrease in the provision for income taxes before discrete items for the three and six months ended June 30, 2016, compared with the same periods in the prior year, is primarily due to the decrease in profitability before income taxes.

Primary differences between our recorded tax provision rate and the U.S. statutory rate of 35% include lower taxes on permanently reinvested foreign earnings and the tax effects of stock-based compensation expense pursuant to ASC 718-740, Stock Compensation – Income Taxes, which are non-deductible for tax purposes.

Our tax provision before discrete items is reconciled to our recorded provision for income taxes for the three and six months ended June 30, 2016 and 2015 as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Provision for income taxes before discrete items	$2.3	$2.4	$2.8	$4.2
Interest related to unrecognized tax benefits	0.1	0.1	0.2	0.2
Benefit related to U.S. transfer pricing adjustment	—	—	—	(0.4)
Benefit related to Spanish statutory and tax intangibles write-off	—	—	—	(0.3)
Benefit for reassessment of taxes upon filing of tax returns	0.3	—	0.1	—
Excess tax benefit from stock compensation	(0.2)	(0.1)	(0.3)	(0.2)
Benefit related to reversals of uncertain tax positions due to statute of limitation expirations	—	(0.6)	—	(0.6)

Provision for income taxes	$2.5	$1.8	$2.8	$2.9

As of June 30, 2016 and December 31, 2015, gross unrecognized benefits that would affect the effective tax rate if recognized were $48.0 and $43.5 million, respectively. Over the next twelve months, our existing tax positions will continue to generate increased liabilities for unrecognized tax benefits. It is reasonably possible that our gross unrecognized tax benefits will decrease up to $5.9 million in the next twelve months primarily due to the lapse of the statute of limitations for federal and state tax purposes. These adjustments, if recognized, would positively impact our effective tax rate, and would be recognized as additional tax benefits in our Condensed Consolidated Statements of Operations.

In accordance with ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, we recorded $35.7 million of gross unrecognized tax benefits as an offset to deferred tax assets as of June 30, 2016, and the remaining $12.3 million has been recorded as noncurrent income taxes payable.

We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of June 30, 2016 and December 31, 2015, we have accrued $0.8 and $0.5 million, respectively, for potential payments of interest and penalties.

In accordance with ASU 2016-09, which was adopted in the current quarter, we recorded $2.2 million of deferred tax assets related to excess tax benefits for federal research and development income tax credits not previously benefitted and $0.6 million of deferred tax assets for the tax benefit on the cumulative effect adjustment associated with the change in accounting for RSU forfeitures.

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

Lease Commitments and Contractual Obligations

As of June 30, 2016, we have leased certain of our current facilities under noncancellable operating lease agreements. We are required to pay property taxes, insurance, and nominal maintenance costs for certain of these facilities and any increases over the base year of these expenses on the remainder of our facilities.

Assets Held for Sale

Management has approved a plan to sell approximately 5.6 acres of land and the office building located at 1340 Corporate Center Curve, Eagan, Minnesota, consisting of 43,682 square feet. We intend to enter into a lease agreement with the purchaser of the facility whereby we will lease 22,000 square feet under a ten-year lease agreement at market rental rates. The gain on the sale of the facility and land will be deferred over the lease term.

Assets held for sale of $3.8 million have been reclassified to Other Current Assets as of June 30, 2016 consisting of $2.9 million net book value of the facility and $0.9 million of related land. Management expects the sale and related lease-back to be completed in the next twelve months.

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

As of June 30, 2016, we are subject to the matter discussed below.

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

Other Matters

As of June 30, 2016, we were subject to various other claims, lawsuits, investigations, and proceedings in addition to the matter discussed above. There is at least a reasonable possibility that additional losses may be incurred in excess of the amounts that we have accrued. However, we believe that these claims are not material to our financial statements or the range of reasonably possible losses is not reasonably estimable. Litigation is inherently unpredictable, and while we believe that we have valid defenses with respect to legal matters pending against us, our financial statements could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies or because of the diversion of management’s attention and the incurrence of significant expenses.

9. Segment Information and Geographic Data

Operating segment information is required to be presented based on the internal reporting used by the chief operating decision making group (“CODM”) to allocate resources and evaluate operating segment performance. Our CODM is comprised of our Chief Executive Officer and Chief Financial Officer. The CODM group is focused on assessment and resource allocation among the Industrial Inkjet, Productivity Software, and Fiery businesses.

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

Productivity Software, which consists of a complete software suite that enables efficient and automated end-to-end business and production workflows for the print and packaging industry. This Productivity Suite also provides tools to enable revenue growth, efficient scheduling, and optimization of processes, equipment, and personnel. Customers are provided the financial and technical flexibility to deploy locally within their business or to be hosted in the cloud. The Productivity Suite addresses all segments of the print industry and consists of the: (i) Packaging Suite, with Radius at its core, for tag & label, cartons, and flexible packaging businesses; (ii) Corrugated Packaging Suite, with CTI at its core, for corrugated packaging businesses; (iii) Enterprise Commercial Print Suite, with Monarch at its core, for enterprise print businesses; (iv) Publication Print Suite, with Monarch or Technique at its core, for publication print businesses; (v) Mid-market Print Suite, with Pace at its core, for medium size print businesses; (vi) Quick Print Suite, with PrintSmith at its core, for small printers and in-plant sites; and (vii) Value Added Products, available with the suite and standalone, such as web-to-print, e-commerce, cross media marketing, warehousing, fulfillment, shop floor data collection, and shipping to reduce costs, increase profits, and offer new products and services to their existing and future customers. We also market Optitex fashion design software, which facilitates fast fashion in the textile industry.

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

Operating segment profit (i.e., gross profit), excluding stock-based compensation expense, for the three and six months ended June 30, 2016 and 2015 is summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Industrial Inkjet
Revenue	$140,124	$95,642	$265,922	$183,249
Gross profit	49,044	32,865	91,494	62,436
Gross profit percentages	35.0%	34.4%	34.4%	34.1%
Productivity Software
Revenue	$36,351	$33,684	$68,891	$64,791
Gross profit	27,226	24,614	50,919	47,031
Gross profit percentages	74.9%	73.1%	73.9%	72.6%
Fiery
Revenue	$69,175	$73,395	$144,970	$149,235
Gross profit	49,311	51,672	102,577	106,062
Gross profit percentages	71.3%	70.4%	70.8%	71.1%

Operating segment profit (i.e., gross profit) is reconciled to our Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015 as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Segment gross profit	$125,581	$109,151	$244,990	$215,529
Stock-based compensation expense	(534)	(748)	(1,231)	(1,572)
Other items excluded from segment profit	—	—	(315)	(114)

Gross profit	$125,047	$108,403	$243,444	$213,843

Tangible and intangible assets, net of liabilities, are summarized by operating segment as follows (in thousands):

June 30, 2016	Industrial Inkjet	Productivity Software	Fiery	Corporate and Unallocated Net Assets	Total
Goodwill	$138,536	$165,486	$63,565	$—	$367,587
Identified intangible assets, net	94,712	46,676	160	—	141,548
Tangible assets, net of liabilities	136,917	(35,966)	29,110	180,092	310,153

Net tangible and intangible assets	$370,165	$176,196	$92,835	$180,092	$819,288

December 31, 2015
Goodwill	$142,183	$133,128	$63,482	$—	$338,793
Identified intangible assets, net	101,623	33,432	497	—	135,552
Tangible assets, net of liabilities	102,351	(10,023)	23,954	233,567	349,849

Net tangible and intangible assets	$346,157	$156,537	$87,933	$233,567	$824,194

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

Our revenue by ship-to destination for the three and six months ended June 30, 2016 and 2015 was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Americas	$115,459	$108,220	$235,725	$215,934
Europe, Middle East and Africa (“EMEA”)	95,877	65,129	179,460	125,257
Asia Pacific (“APAC”)	34,314	29,372	64,598	56,084

Total revenue	$245,650	$202,721	$479,783	$397,275

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

Cash Flow Hedges

Foreign currency derivative contracts with notional amounts of $3.5 and $3.2 million have been designated as cash flow hedges of our Indian rupee operating expense exposure at June 30, 2016 and December 31, 2015, respectively. The fair value of the net assets (liabilities) related to these cash flow hedges are not material. The changes in fair value of these contracts are reported as a component of OCI and reclassified to operating expense in the periods of payment of the hedged operating expenses. The amount of ineffectiveness that was recorded in the Condensed Consolidated Statements of Operations for these designated cash flow hedges was immaterial. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.

Balance Sheet Hedges

Forward contracts not designated for hedge accounting treatment with notional amounts of $200.0 and $115.4 million are used to hedge foreign currency balance sheet exposures at June 30, 2016 and December 31, 2015, respectively. They are not designated for hedge accounting treatment since there is a natural offset for the remeasurement of the underlying foreign currency denominated asset or liability. We recognize changes in the fair value of non-designated derivative instruments in earnings in the period of change. Gains and losses on foreign currency forward contracts used to hedge balance sheet exposures are recognized in interest income and other income (expense), net, in the same period as the remeasurement gain or loss of the related foreign currency denominated assets and liabilities. Forward contracts not designated for hedge accounting treatment consist of hedges of Brazilian real, British pound sterling, Israeli shekel, Australian dollar, Japanese yen, Chinese renminbi, and Euro-denominated intercompany balances with notional amounts of $134.5 and $63.7 million; hedges of Brazilian real, British pound sterling, Australian dollar, Canadian dollar, and Euro-denominated trade receivables with notional amounts of $62.7 and $49.1 million; and hedges of Indian rupee net monetary assets with notional amounts of $2.8 and $2.6 million at June 30, 2016 and December 31, 2015, respectively.

11. Restructuring and Other

During the three and six months ended June 30, 2016 and 2015, cost reduction actions were taken to lower our operating expense run rate as we analyze and re-align our cost structure following our business acquisitions. These charges primarily relate to cost reduction actions undertaken to integrate recently acquired businesses, consolidate facilities, and lower our operating expense run rate. Restructuring and other consists primarily of restructuring, severance, retention, facility downsizing and relocation, and acquisition integration expenses. Our restructuring and other plans are accounted for in accordance with ASC 420, Exit or Disposal Cost Obligations, ASC 712, Compensation – Non-Retirement Postemployment Benefits, and ASC 820.

Restructuring and other costs were $1.7 and $4.4 million for the three and six months ended June 30, 2016, respectively, and $0.9 and $2.0 million for the three and six months ended June 30, 2015, respectively. Restructuring and other costs include severance charges of $1.0 and $3.1 million related to reductions in head count of 27 and 98 for the three and six months ended June 30, 2016, respectively, and $0.6 and $1.3 million related to reduction in head count of 14 and 48 for the three and six months ended June 30, 2015, respectively. Severance costs include severance payments, related employee benefits, outplacement fees, and employee relocation costs.

Facilities relocation and downsizing expenses were $0.5 million for the six months ended June 30, 2016 and 2015, primarily related to the relocation of certain manufacturing and administrative locations to accommodate space requirements. Integration expenses of $0.7 and $0.9 million for the three and six months ended June 30, 2016, respectively, and $0.2 million for the three and six months ended June 30, 2015, were required to integrate our business acquisitions.

Restructuring and other reserve activities for the six months ended June 30, 2016 and 2015 are summarized as follows (in thousands):

	2016	2015
Reserve balance at January 1,	$3,019	$2,102
Restructuring charges	2,375	1,155
Other charges	2,050	805
Non-cash restructuring and other	(403)	—
Cash payments	(4,704)	(2,205)

Reserve balance at June 30,	$2,337	$1,857

12. Stock-based Compensation

We account for stock-based payment awards in accordance with ASC 718, Stock Compensation, which requires the measurement and recognition of compensation expense for all equity awards granted to our employees and directors, including employee stock options, RSUs, and ESPP purchase rights related to all stock-based compensation plans based on the fair value of such awards on the date of grant. We amortize stock-based compensation cost on a graded vesting basis over the vesting period reduced by forfeitures, after assessing the probability of achieving the requisite performance criteria with respect to performance-based awards. Stock-based compensation cost is recognized over the requisite service period for each separately vesting tranche of the award as though the award were, in substance, multiple awards. Prior to adoption of ASU 2016-09 in the first quarter of 2016 as explained more fully in Note 1 – Basis of Presentation and Significant Accounting Policies, stock-based compensation expense included an estimated forfeitures.

Stock-based compensation expense related to stock options, ESPP purchase rights, and RSUs for the three and six months ended June 30, 2016 and 2015 is summarized as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Stock-based compensation expense by type of award:
RSUs	$6,389	$8,597	$17,077	$16,275
ESPP	591	1,049	1,358	2,228
Employee stock options	125	21	(45)	56

Total stock-based compensation	7,105	9,667	18,390	18,559
Income tax benefit	(1,563)	(2,685)	(4,246)	(4,664)

Stock-based compensation expense, net of tax	$5,542	$6,982	$14,144	$13,895

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

Stock options were not granted during the three and six months ended June 30, 2016 and 2015. The estimated weighted average fair value per share of ESPP purchase rights issued and the underlying weighted average assumptions for the three and six months ended June 30, 2016 and 2015 are as follows:

	2016	2015
Weighted average fair value per share	$10.39	$10.17
Expected volatility	22% - 25%	26% - 28%
Risk-free interest rate	0.5% - 0.8%	0.1% - 0.5%
Expected term (in years)	0.5 - 2.0	0.5 - 2.0

Stock options outstanding and exercisable, including performance-based and market-based options, as of June 30, 2016 and activity for the six months ended June 30, 2016 are summarized below (in thousands, except weighted average exercise price and remaining contractual term):

	Shares outstanding	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Options outstanding at January 1, 2016	443	$13.20
Options forfeited and expired	(12)	10.77
Options exercised	(6)	16.57

Options outstanding at June 30, 2016	425	$13.22	1.63	$12,681

Options vested and expected to vest at June 30, 2016	425	$13.22	1.63	$12,681

Options exercisable at June 30, 2016	425	$13.22	1.63	$12,681

Aggregate intrinsic value for stock options represents the difference between the closing price per share of our common stock on the last trading day of the fiscal period and the option exercise price multiplied by the number of in-the-money stock options outstanding, vested and expected to vest, and exercisable at June 30, 2016.

Non-vested RSUs, including performance-based and market-based RSUs, as of June 30, 2016 and activity during the six months ended June 30, 2016 are summarized below (shares in thousands):

Non-vested shares	Shares	Weighted average grant date fair value
Non-vested at January 1, 2016	1,814	$40.53
Restricted stock granted	576	39.52
Restricted stock vested	(354)	37.73
Restricted stock forfeited	(248)	38.99

Non-vested at June 30, 2016	1,788	$40.97

Vested RSUs

Performance-based RSUs that vested based on financial results are included in the period that the performance and related service criteria were met. The grant date fair value of RSUs vested during the six months ended June 30, 2016 was $13.3 million. The aggregate intrinsic value at June 30, 2016 for RSUs expected to vest was $61.0 million and the remaining weighted average vesting period was 0.89 years. Aggregate intrinsic value for RSUs vested and expected to vest represents the closing price per share of our common stock on the last trading day of the fiscal period, multiplied by the number of RSUs vested and expected to vest as of June 30, 2016. RSUs expected to vest represent time-based RSUs unvested and outstanding at June 30, 2016, and performance-based RSUs for which the requisite service period has not been rendered, but are expected to vest based on the achievement of performance conditions.

Performance-based and Market-based RSUs and Stock Options

Performance-based and market-based RSUs and stock options included in the tables above as of June 30, 2016 and activity for the six months ended June 30, 2016 are summarized below (in thousands):

	Performance-based		Market-based
	RSUs	Stock Options	RSUs
Non-vested at December 31, 2015	920	16	23

Granted	410	—	—
Vested	(216)	(4)	—
Forfeited	(211)	(12)	—

Non-vested at June 30, 2016	903	—	23

Performance-based and market-based stock options were not granted during the six months ended June 30, 2016. We use the BSM option pricing model to value performance-based RSUs. The weighted average grant date fair value per share of performance-based RSUs granted and the assumptions used to estimate grant date fair value for the six months ended June 30, 2016 and 2015 are as follows:

	Performance-based		Market-based
	RSUs		RSUs
Six months ended June 30, 2016 Grants
Grant date fair value per share	$39.59	$39.98
Service period (years)	1.0	2.0 - 3.0

Six months ended June 30, 2015 Grants
Grant date fair value per share	$38.77	$41.19	$33.84
Service period (years)	1.0	2.0 - 3.0
Derived service period (years)			1.60
Implied volatility			30.0%
Risk-free interest rate			1.7%

Our performance-based RSUs generally vest when specified performance criteria are met based on bookings, revenue, cash provided by operating activities, non-GAAP operating income, non-GAAP earnings per share, or other targets during the service period; otherwise, they are forfeited. Non-GAAP operating income is defined as operating income determined in accordance with GAAP, adjusted to remove the impact of certain expenses. Non-GAAP earnings per share is defined as net income determined in accordance with GAAP, adjusted to remove the impact of certain expenses, divided by the weighted average number of common shares and dilutive potential common shares outstanding during the period as more fully defined in Note 2 – Earnings Per Share of the Notes to Consolidated Financial Statements.

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

On November 9, 2015, the board of directors cancelled $54.9 million remaining for repurchase under the 2013 authorization and approved a new authorization to repurchase $150 million of outstanding common stock commencing January 1, 2016. This authorization expires December 31, 2018. We repurchased 1.0 million shares for an aggregate purchase price of $39.7 million during the six months ended June 30, 2016.

Our employees have the option to surrender shares of common stock to satisfy their tax withholding obligations that arise on the vesting of RSUs. In connection with stock option exercises, certain employees can surrender shares to satisfy the exercise price of certain stock options and any tax withholding obligations incurred in connection with such exercises. Employees surrendered less than 0.1 and 0.1 million shares for an aggregate purchase price of $1.1 and $4.2 million for the three and six months ended June 30, 2016, respectively, and less than 0.1 and 0.1 million shares for an aggregate purchase price of $2.0 and $4.5 million for the three and six months ended June 30, 2015, respectively.

These repurchased shares reduce shares outstanding and are recorded as treasury stock under the cost method thereby reducing stockholders’ equity by the cost of the repurchased shares. Our buyback program is limited by SEC regulations and is subject to compliance with our insider trading policy.

14. Accounts Receivable

Financing Receivables

ASC 310, Receivables, requires disclosures regarding the credit quality of our financing receivables and allowance for credit losses including disclosure of credit quality indicators, past due information, and modifications of our financing receivables. We had financing receivables of $22.5 and $14.8 million consisting of $11.3 and $10.2 million of sales-type lease receivables, included within other current assets and other assets at June 30, 2016 and December 31, 2015, respectively, and $11.2 and $4.6 million of trade receivables having a contractual maturity in excess of one year at June 30, 2016 and December 31, 2015, respectively. The credit quality of financing receivables is evaluated on the same basis as trade receivables. We do not have material past due financing receivables.

Accounts Receivable Sales Arrangements

In accordance with ASC 860-20, Transfers and Servicing, trade receivables are derecognized from our Condensed Consolidated Balance Sheet when sold to third parties upon determining that such receivables are presumptively beyond the reach of creditors in a bankruptcy proceeding. The recourse obligation is measured using market data from similar transactions and the servicing liability is determined based on the fair value that a third party would charge to service these receivables. These liabilities were determined to not be material at June 30, 2016 and December 31, 2015.

We have facilities in the U.S. and Italy that enable us to sell to third parties, on an ongoing basis, certain trade receivables with recourse. Trade receivables sold with recourse are generally short-term receivables with payment due dates of less than 10 days from the date of sale, which are subject to a servicing obligation. Trade receivables sold under these facilities were $7.2 and $12.4 million during the three and six months ended June 30, 2016, respectively, and $ 23.2 million during the year ended December 31, 2015, which approximates the cash received.

We have facilities in Spain and Italy that enable us to sell to third parties, on an ongoing basis, certain trade receivables without recourse. Trade receivables sold without recourse are generally short-term receivables with payment due dates of less than one year, which are secured by international letters of credit. Trade receivables sold under these facilities were $0.8 and $1.2 million during the three and six months ended June 30, 2016, respectively, and $3.7 million during the year ended December 31, 2015, which approximates the cash received.

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

Our products include industrial super-wide and wide format, label and packaging, textile, and ceramic tile decoration digital inkjet printers that utilize our digital ink, industrial digital inkjet printer parts, and professional services; print production workflow, web-to-print, cross-media marketing, fashion design, and business process automation solutions; and color DFEs creating an on-demand digital printing ecosystem. Our ink includes digital UV, LED, ceramic, and thermoforming ink, as well as a variety of textile ink including dye sublimation, pigmented, reactive dye, acid dye, pure disperse dye, and water-based dispersed printing ink. Our award-winning business process automation solutions are integrated from creation to print and are vertically integrated with our industrial digital inkjet printers and products produced by the leading printer manufacturers that are driven by our Fiery DFEs.

Our product portfolio includes industrial super-wide and wide format digital inkjet products (“Industrial Inkjet”) including VUTEk and Matan super-wide and wide format, Reggiani textile, Jetrion label and packaging, and Cretaprint digital ceramic tile decoration industrial digital inkjet printers; print production workflow, web-to-print, cross-media marketing, fashion design, and business process automation software (“Productivity Software”), which provides corporate printing, label and packaging, publishing, and mailing and fulfillment solutions for the printing and packaging industry; and Fiery DFEs (“Fiery”). Our integrated solutions and award-winning technologies are designed to automate print and business processes, streamline workflow, provide profitable value-added services, and produce accurate digital output.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make judgments, assumptions, and estimates that affect the amounts reported. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably possible could materially impact the financial statements. Management believes there have been no significant changes during the six months ended June 30, 2016 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2015.

Recent Accounting Pronouncements

See Note 1 of our Notes to Condensed Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption.

Overview

Key financial results for the three and six months ended June 30, 2016 were as follows:

•

Our results of operations for the three and six months ended June 30, 2016 compared with the three and six months ended June 30, 2015 reflect revenue growth, reduced gross profit as a percentage of revenue, and decreased operating expenses as a percentage of revenue. We completed our acquisitions of Rialco and Optitex in 2016. We completed our acquisitions of Reggiani, Matan, CTI, and Shuttleworth in 2015. Their results are included in our results of operations commencing on their respective acquisition dates.

•

Our consolidated revenue increased by 21%, or $42.9 and $82.5 million, during the three and six months ended June 30, 2016, respectively, compared with the three and six months ended June 30, 2015, primarily due to revenue from Reggiani and Matan, and increased Cretaprint revenue. Industrial Inkjet and Productivity Software increased by $44.5 and $2.7 million, respectively, partially offset by decreased Fiery revenue, during the three months ended June 30, 2016. Industrial Inkjet and Productivity Software increased by $82.7 and $4.1 million, respectively, partially offset by decreased Fiery revenue, during the six months ended June 30, 2016, as compared with the same periods in the prior year. Recurring ink and maintenance revenue increased by 21% during the three and six months ended June 30, 2016 compared with the same periods in the prior year and represented 32% and 31% of consolidated revenue for the three and six months ended June 30, 2016, respectively.

•

Our gross profit percentage decreased to 51% during the three and six months ended June 30, 2016, from 54% during the three and six months ended June 30, 2015 primarily due to increased Industrial Inkjet revenue at a lower gross profit percentage (35%) compared with Productivity Software (75%) and Fiery (71%). The gross profit percentages increased in each operating segment compared with the same periods in the prior year.

•

Operating expenses increased by $18.3 and $35.4 million during the three and six months ended June 30, 2016, respectively, compared with the same periods in the prior year, but decreased as a percentage of revenue to 46% and 47% during the three and six months ended June 30, 2016, respectively, from 47% and 48% during the three and six months ended June 30, 2015. The increase in operating expenses was primarily due to head count increases related to our business acquisitions, prototype and non-recurring engineering expenses related to future product launches, trade show and marketing program expenses, amortization of intangible assets, increased reserves for litigation and uncollectible accounts, and stock-based compensation.

•

Interest expense increased by $0.3 and $0.5 million during the three and six months ended June 30, 2016, respectively, compared with the same periods in the prior year primarily due to interest accretion on our Notes.

•

Interest income and other income (expense), net, increased to gains of $0.4 and $0.2 million during the three and six months ended June 30, 2016, respectively, from a gain of $0.3 million and a loss of $0.4 million during the three and six months ended June 30, 2015, respectively, primarily due to increased investment income of $0.7 and $1.1 million during the three and six months ended June 30, 2016, respectively, partially offset by increased foreign exchange loss of $0.5 million during the three and six months ended June 30, 2016, resulting primarily from revaluation of foreign currency denominated net assets (mainly denominated in Euros, British pounds sterling, and Indian rupees).

•

We recognized tax provisions of $2.5 and $2.8 million on pre-tax net income of $7.8 and $10.1 million during the three and six months ended June 30, 2016, respectively, compared to $1.8 and $2.9 million on pre-tax net income of $9.5 and $15.8 million during the three and six months ended June 30, 2015, respectively. The changes in the income tax provision are primarily due to reduced discrete one-time tax benefits during the three and six months ended June 30, 2016 and decreased pre-tax income in the six months ended June 30, 2016, as compared with June 30, 2015.

Results of Operations

Our Condensed Consolidated Statements of Operations as a percentage of total revenue for the three and six months ended June 30, 2016 and 2015 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenue	100%	100%	100%	100%
Gross profit	51	54	51	54
Operating expenses:
Research and development	15	17	15	17
Sales and marketing	17	18	18	19
General and administrative	9	9	9	9
Restructuring and other	1	1	1	1
Amortization of identified intangibles	4	2	4	2

Total operating expenses	46	47	47	48

Income from operations	5	7	4	6
Interest expense	(2)	(2)	(2)	(2)
Interest income and other income (expense), net	—	—	—	—

Income before income taxes	3	5	2	4
Provision for income taxes	(1)	(1)	(1)	(1)

Net income	2%	4%	1%	3%

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

“Productivity Software,” which consists of a complete software suite that enables efficient and automated end-to-end business and production workflows for the print and packaging industry. This Productivity Suite also provides tools to enable revenue growth, efficient scheduling, and optimization of processes, equipment, and personnel. Customers are provided the financial and technical flexibility to deploy locally within their business or to be hosted in the cloud. The Productivity Suite addresses all segments of the print industry and consists of the: (i) Packaging Suite, with Radius at its core, for tag & label, cartons, and flexible packaging businesses; (ii) Corrugated Packaging Suite, with CTI at its core, for corrugated packaging businesses; (iii) Enterprise Commercial Print Suite, with Monarch at its core, for enterprise print businesses; (iv) Publication Print Suite, with Monarch or Technique at its core, for publication print businesses; (v) Mid-market Print Suite, with Pace at its core, for medium size print businesses; (vi) Quick Print Suite, with PrintSmith at its core, for small printers and in-plant sites; and (vii) Value Added Products, available with the suite and standalone, such as web-to-print, e-commerce, cross media marketing, warehousing, fulfillment, shop floor data collection, and shipping to reduce costs, increase profits, and offer new products and services to their existing and future customers. We also market Optitex fashion design software, which facilitates fast fashion in the textile industry.

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

Management believes the ex-currency measures provide investors with an additional perspective on year-over-year financial trends and enables investors to analyze our operating results in the same way management does. A reconciliation of the ex-currency adjustments to GAAP results for the three and six months ended June 30, 2016 and 2015 and an explanation of how management uses non-GAAP financial information to evaluate its business, the substance behind management’s decision to use this non-GAAP financial information, the material limitations associated with the use of non-GAAP financial information, the manner in which management compensates for those limitations, and the substantive reasons management believes that this non-GAAP financial information provides useful information to investors is included under “Non-GAAP Financial Information” below.

Revenue by Operating Segment for the Three Months Ended June 30, 2016 and 2015

Our revenue by operating segment for the three months ended June 30, 2016 and 2015 was as follows (in thousands):

	2016	Percent of total	2015	Percent of total	Change
					$	%
Industrial Inkjet	$140,124	57%	$95,642	47%	$44,482	47%
Productivity Software	36,351	15	33,684	17	2,667	8
Fiery	69,175	28	73,395	36	(4,220)	(6)

Total revenue	$245,650	100%	$202,721	100%	$42,929	21%

Overview

Our consolidated revenue increased by 21% (21% ex-currency), or $42.9 million, during the three months ended June 30, 2016, compared with the three months ended June 30, 2015, primarily due to Reggiani revenue, Matan revenue, and increased Cretaprint revenue.

Industrial Inkjet

Industrial Inkjet revenue increased by 47% (46% ex-currency) during the three months ended June 30, 2016 compared with the three months ended June 30, 2015. Industrial Inkjet revenue in the super-wide and wide format product lines is benefiting from the ongoing analog to digital technology and solvent to UV ink migration primarily due to:

•

the complementary impact of the Industrial Inkjet business acquisitions including Reggiani textile and Matan super-wide format industrial digital inkjet printers and Rialco ink products, including the newly launched Matan Quantum LXr printer incorporating digital technology,

•	the FabriVu 180/340 soft signage super wide-format roll-to-roll digital inkjet graphics printer manufactured in our Reggiani facility,

•	the C4 ceramic tile decoration digital inkjet printer,

•	the M4, which is a longer-format ceramic tile decoration digital inkjet printer, which can print with a variety of print heads,

•

increased UV and LED ink revenue as a result of the high utilization that our UV printers are experiencing in the field, partially offset by decreased solvent printer installed base demand measured by solvent ink usage, and

•	increased ceramic ink revenue as our internally formulated ceramic ink gains market share.

Productivity Software

Productivity Software revenue increased by 8% (8% ex-currency) during the three months ended June 30, 2016 compared with the three months ended June 30, 2015 primarily due to revenue from our acquisitions of Optitex, CTI, and Shuttleworth; increased Pace, Technique, and DirectSmile license revenue; and annual price increases related to our maintenance contracts.

Fiery

Fiery revenue decreased by 6% (6% ex-currency) during the three months ended June 30, 2016 compared with the three months ended June 30, 2015. Although end customer and reseller preference for Fiery products drives demand, most Fiery revenue relies on printer manufacturers to design, develop, and integrate Fiery technology into their print engines. Fiery revenue decreased primarily due to weak APAC demand, especially in China.

Revenue by Operating Segment for the Six Months Ended June 30, 2016 and 2015

Our revenue by operating segment for the six months ended June 30, 2016 and 2015 was as follows (in thousands):

		Percent		Percent	Change
	2016	of total	2015	of total	$	%
Industrial Inkjet	$265,922	56%	$183,249	46%	$82,673	45%
Productivity Software	68,891	14	64,791	16	4,100	6
Fiery	144,970	30	149,235	38	(4,265)	(3)

Total revenue	$479,783	100%	$397,275	100%	$82,508	21%

Overview

Our consolidated revenue increased by 21% (22% ex-currency), or $82.5 million, during the six months ended June 30, 2016, compared with the six months ended June 30, 2015, primarily due to Reggiani revenue, Matan revenue, and increased Cretaprint revenue.

Industrial Inkjet Revenue

Industrial Inkjet revenue increased by 45% (47% ex-currency) during the six months ended June 30, 2016 compared with the six months ended June 30, 2015 Industrial Inkjet revenue in the super-wide and wide format product lines is benefiting from the ongoing analog to digital technology and solvent to UV ink migration primarily due to the complementary impact of the Industrial Inkjet business acquisitions including Reggiani textile and Matan super-wide format industrial digital inkjet printers and Rialco ink products, including the newly launched Matan Quantum LXr printer incorporating digital technology, the FabriVu 180/340 soft signage super wide-format roll-to-roll digital inkjet graphics printer manufactured in our Reggiani facility, increased ceramic ink revenue as our internally formulated ceramic ink gains market share, and increased UV and LED ink revenue as a result of the high utilization that our UV printers are experiencing in the field, partially offset by decreased solvent printer installed base demand measured by solvent ink usage.

Productivity Software

Productivity Software revenue increased by 6% (8% ex-currency) during the six months ended June 30, 2016 compared with the six months ended June 30, 2015 primarily due to revenue from our acquisitions of Optitex, CTI, and Shuttleworth; increased Pace, Technique, and DirectSmile license revenue; and annual price increases related to our maintenance contracts.

Fiery

Fiery revenue decreased by 3% (3% ex-currency) during the six months ended June 30, 2016 compared with the six months ended June 30, 2015. Although end customer and reseller preference for Fiery products drives demand, most Fiery revenue relies on printer manufacturers to design, develop, and integrate Fiery technology into their print engines. Fiery revenue decreased primarily due to weak APAC demand, especially in China.

Revenue by Geographic Area

Shipments to some of our significant printer manufacturer customers are made to centralized purchasing and manufacturing locations, which in turn ship to other locations, making it difficult to obtain accurate geographical shipment data. Accordingly, we believe that export sales of our products into each region may differ from what is reported.

Revenue by Geographic Area for the Three Months Ended June 30, 2016 and 2015

Our revenue by geographic area for the three months ended June 30, 2016 and 2015 was as follows (in thousands):

	2016	Percent of total	2015	Percent of total	Change
					$	%
Americas	$115,459	47%	$108,220	53%	$7,239	7%
EMEA	95,877	39	65,129	32	30,748	47
APAC	34,314	14	29,372	15	4,942	17

Total revenue	$245,650	100%	$202,721	100%	$42,929	21%

Overview

Our consolidated revenue increased by approximately 21% (21% ex-currency), or $42.9 million, to $245.7 million for the three months ended June 30, 2016 from $202.7 million for the three months ended June 30, 2015 primarily from increased Industrial Inkjet revenue.

Americas

Americas revenue increased by $7.2 million, or 7% (7% ex-currency), during the three months ended June 30, 2016 compared with the three months ended June 30, 2015 primarily due to increased UV and LED ink revenue, Reggiani industrial digital inkjet textile printer revenue, Matan industrial digital inkjet super-wide format printer revenue, increased ceramic tile decoration digital inkjet printer revenue, increased Fiery revenue, revenue from our 2016 acquisition of Optitex, and revenue from our 2015 acquisition of CTI.

EMEA

EMEA revenue increased by $30.7 million, or 47% (46% ex-currency), during the three months ended June 30, 2016 compared with the three months ended June 30, 2015 primarily due to Reggiani industrial digital inkjet textile printer, Matan industrial digital inkjet super-wide format printers, and Rialco ink products revenue; increased ceramic tile decoration digital inkjet printer revenue; revenue from our 2016 acquisition of Optitex; revenue from our 2015 acquisition of Shuttleworth; and increased Pace license revenue; partially offset by decreased Fiery revenue.

APAC

APAC revenue increased by $4.9 million, or 17% (18% ex-currency), during the three months ended June 30, 2016 compared with the three months ended June 30, 2015 primarily due to increased super-wide and wide format, ceramic tile decoration, and textile digital inkjet printer revenue, partially offset by decreased Fiery revenue outside of Japan.

Revenue by Geographic Area for the Six Months Ended June 30, 2016 and 2015

Our revenue by geographic area for the six months ended June 30, 2016 and 2015 was as follows (in thousands):

	2016	Percent of total	2015	Percent of total	Change
					$	%
Americas	$235,725	49%	$215,934	54%	$19,791	9%
EMEA	179,460	37	125,257	32	54,203	43
APAC	64,598	14	56,084	14	8,514	15

Total revenue	$479,783	100%	$397,275	100%	$82,508	21%

Overview

Our consolidated revenue increased by approximately 21% (22% ex-currency), or $82.5 million, to $479.8 million for the six months ended June 30, 2016 from $397.3 million for the six months ended June 30, 2015 primarily from increased Industrial Inkjet revenue.

Americas

Americas revenue increased by $19.8 million, or 9% (9% ex-currency), during the six months ended June 30, 2016 compared with the six months ended June 30, 2015 resulting from increased revenue in all three operating segments due to increased UV and LED ink revenue, Reggiani industrial digital inkjet textile printer revenue, Matan industrial digital inkjet super-wide format printer revenue, increased ceramic tile decoration digital inkjet printer revenue, increased Fiery revenue, revenue from our 2016 acquisition of Optitex, and revenue from our 2015 acquisition of CTI.

EMEA

EMEA revenue increased by $54.2 million, or 43% (45% ex-currency), during the six months ended June 30, 2016 compared with the six months ended June 30, 2015 primarily due to Reggiani industrial digital inkjet textile printer, Matan industrial digital inkjet super-wide format printer, and Rialco ink products revenue; increased ceramic tile decoration digital inkjet printer revenue; revenue from our 2016 acquisition of Optitex; revenue from our 2015 acquisition of Shuttleworth; and increased Pace license revenue; partially offset by decreased Fiery revenue.

APAC

APAC revenue increased by $8.5 million, or 15% (17% ex-currency), during the six months ended June 30, 2016 compared with the six months ended June 30, 2015 primarily due to increased super-wide and wide format, ceramic tile decoration, and Reggiani digital inkjet printer revenue, partially offset by decreased Fiery revenue.

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

Although end customer and reseller channel preference for Fiery products drives demand, most Fiery revenue relies on printer manufacturers to design, develop, and integrate Fiery technology into their print engines. A significant portion of our revenue is, and has been, generated by sales of our Fiery DFE products to a relatively small number of leading printer manufacturers. For the three and six months ended June 30, 2016, Xerox provided 10% and 11% of our consolidated revenue, respectively. For the three and six months ended June 30, 2015, Xerox provided 14% and 13% of our consolidated revenue, respectively. We expect that if we increase our revenue in the Industrial Inkjet and Productivity Software operating segments in the future, the percentage of our revenue from the leading printer manufacturer customers will decrease.

Gross Profit

Gross profit by operating segment, excluding stock-based compensation, for the three and six months ended June 30, 2016 and 2015 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Industrial Inkjet
Revenue	$140,124	$95,642	$265,922	$183,249
Gross profit	49,044	32,865	91,494	62,436
Gross profit percentages	35.0%	34.4%	34.4%	34.1%
Productivity Software
Revenue	$36,351	$33,684	$68,891	$64,791
Gross profit	27,226	24,614	50,919	47,031
Gross profit percentages	74.9%	73.1%	73.9%	72.6%
Fiery
Revenue	$69,175	$73,395	$144,970	$149,235
Gross profit	49,311	51,672	102,577	106,062
Gross profit percentages	71.3%	70.4%	70.8%	71.1%

A reconciliation of our segment gross profit to our condensed consolidated statements of operations for the three and six months ended June 30, 2016 and 2015 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Segment gross profit	$125,581	$109,151	$244,990	$215,529
Stock-based compensation expense	(534)	(748)	(1,231)	(1,572)
Other items excluded from segment profit	—	—	(315)	(114)

Gross profit	$125,047	$108,403	$243,444	$213,843

Overview

Our gross profit percentage decreased to 51% (51% ex-currency) during the three and six months ended June 30, 2016 from 54% during the three and six months ended June 30, 2015 primarily due to increased Industrial Inkjet revenue at a gross profit percentage of 35.0% compared with Productivity Software and Fiery gross profit percentages of 74.9% and 71.3%, respectively. Industrial Inkjet revenue increased as a percentage of revenue to 57% and 56% during the three and six months ended June 30, 2016, respectively, from 47% and 46% during the three and six months ended June 30, 2015, respectively.

Industrial Inkjet Gross Profit

The Industrial Inkjet gross profit percentage increased to 35.0% and 34.4% (35.0% and 34.5% ex-currency) during the three and six months ended June 30, 2016, respectively, from 34.4% and 34.1% during the three and six months ended June 30, 2015, respectively. Gross profit percentages improved by leveraging efficiencies in our worldwide digital inkjet printer manufacturing operations, centralizing super wide-format textile digital inkjet printer production in Italy, transferring production of super wide-format roll-to-roll digital inkjet printers in Israel to leverage the lower cost platform that Matan provides, reducing warranty expense as a percentage of revenue, and increasing ink revenue as a percentage of consolidated Industrial Inkjet revenue. Our ink business generates a higher gross profit percentage than other elements of our Industrial Inkjet operating segment.

Productivity Software Gross Profit

The Productivity Software gross profit percentages increased to 74.9% and 73.9% (74.8% and 73.7% ex-currency) during the three and six months ended June 30, 2016, respectively, from 73.1% and 72.6% during the three and six months ended June 30, 2015, respectively, primarily due to efficiencies gained through increased revenue on a relatively fixed cost base, achievement of certain post-acquisition cost synergies, and price increases on annual maintenance renewal contracts.

Fiery Gross Profit

The Fiery gross profit percentage increased to 71.3% (71.3% ex-currency) during the three months ended June 30, 2016, from 70.4% during the three months ended June 30, 2015. The Fiery gross profit percentage decreased to 70.8% (70.8% ex-currency) during the six months ended June 30, 2016, from 71.1% during the six months ended June 30, 2015. The revenue mix between lower margin DFEs compared with higher margin professional services and software solutions accounts for this margin fluctuation between the periods.

Operating Expenses

Operating expenses for the three and six months ended June 30, 2016 and 2015 were as follows (in thousands):

	Three months ended June 30,				Six months ended June 30,
			Change				Change
	2016	2015	$	%	2016	2015	$	%
Research and development	$37,676	$34,077	$3,599	11%	$74,798	$67,788	$7,010	10%
Sales and marketing	42,770	37,133	5,637	15	84,300	74,303	9,997	13
General and administrative	21,446	18,337	3,109	17	42,278	35,987	6,291	17
Restructuring and other	1,710	931	779	84	4,425	1,960	2,465	126
Amortization of identified intangibles	9,736	4,557	5,179	114	18,965	9,361	9,604	103

Total operating expenses	$113,338	$95,035	$18,303	19%	$224,766	$189,399	$35,367	19%

Operating expenses increased by $18.3 and $35.4 million, or 19% (19% and 21% ex-currency), but decreased as a percentage of revenue to 46% and 47% during the three and six months ended June 30, 2016, respectively, from 47% and 48% during the three and six months ended June 30, 2015, respectively.

Research and Development

Research and development expenses include personnel, consulting, travel, research and development facilities, prototype materials, and non-recurring engineering expenses.

Research and development expenses during the three months ended June 30, 2016 were $37.7 million, or 15% of revenue, compared to $34.1 million, or 17% of revenue, for the three months ended June 30, 2015, which is an increase of $3.6 million, or 11% (11% ex-currency). Personnel-related expenses increased by $3.7 million primarily due to head count increases related to our business acquisitions. Prototypes and non-recurring engineering, consulting, contractor, freight, and related travel expenses increased by $0.6 million primarily due to product development efforts in advance of product launches. Stock-based compensation expense decreased by $0.8 million primarily because actual forfeitures were greater than the previous forfeiture estimate that was used prior to implementation of ASU 2016-09 as more fully explained in Note 1 – Basis of Presentation and Significant Accounting Policies, as well as reduced probability of achieving performance awards and decreased ESPP participation by employees compared to the prior year.

Research and development expenses for the six months ended June 30, 2016 were $74.8 million, or 15% of revenue, compared to $67.8 million, or 17% of revenue, for the six months ended June 30, 2015, which is an increase of $7.0 million, or 10% (12% ex-currency). Personnel-related expenses increased by $5.2 million primarily due to head count increases related to our business acquisitions. Prototypes and non-recurring engineering, consulting, contractor, freight, and related travel expenses increased by $0.8 million primarily due to product development efforts in advance of product launches. Stock-based compensation expense decreased by $0.4 million primarily because actual forfeitures were greater than the previous forfeiture estimate that was used prior to implementation of ASU 2016-09 as more fully explained in Note 1 – Basis of Presentation and Significant Accounting Policies, as well as reduced probability of achieving performance awards and decreased ESPP participation by employees compared to the prior year. Facilities and information technology expenses related to our research and development activities increased by $1.4 million.

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

Sales and marketing expenses for the three months ended June 30, 2016 were $42.8 million, or 17% of revenue, compared to $37.1 million, or 18% of revenue, for the three months ended June 30, 2015, which is an increase of $5.7 million, or 15% (15% ex-currency). Personnel-related expenses increased by $3.5 million primarily due to head count increases related to our business acquisitions and increased commission payments due to increased revenue. Trade show and marketing program spending, including consulting, contractor, travel, and freight, increased by $2.9 million. Stock-based compensation expense decreased by $0.6 million primarily because actual forfeitures were greater than the previous forfeiture estimate that was used prior to implementation of ASU 2016-09 as more fully explained in Note 1 – Basis of Presentation and Significant Accounting Policies, as well as reduced probability of achieving performance awards and decreased ESPP participation by employees compared to the prior year.

Sales and marketing expenses for the six months ended June 30, 2016 were $84.3 million, or 18% of revenue, compared to $74.3 million, or 19% of revenue, for the six months ended June 30, 2015, which is an increase of $10.0 million, or 13% (15% ex-currency). Personnel-related expenses increased by $5.6 million primarily due to head count increases related to our business acquisitions, partially offset by reduced commission and variable compensation expense. Trade show and marketing program spending, including consulting, contractor, travel, and freight, increased by $5.3 million. Stock-based compensation expense decreased by $0.6 million primarily because actual forfeitures were greater than the previous forfeiture estimate that was used prior to implementation of ASU 2016-09 as more fully explained in Note 1 – Basis of Presentation and Significant Accounting Policies, partially offset by decreased ESPP participation by employees compared to the prior year.

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

General and administrative expenses for the three months ended June 30, 2016 were $21.4 million, or 9% of revenue, compared to $18.3 million, or 9% of revenue, for the three months ended June 30, 2015, which is an increase of $3.1 million, or 17% (17% ex-currency). Personnel-related expenses increased by $0.3 million primarily due to head count increases related to our business acquisitions and variable compensation due to improved profitability. Acquisition costs decreased by $1.2 million primarily due to lower expenses in 2016 related to the Optitex acquisition compared with acquisition costs incurred in preparation for the Reggiani and Matan acquisitions, which closed on July 1, 2015. Reserves for litigation and uncollectible accounts increased by $0.6 million. Stock-based compensation expense decreased by $0.9 primarily because actual forfeitures were greater than the previous forfeiture estimate that was used prior to implementation of ASU 2016-09 as more fully explained in Note 1 – Basis of Presentation and Significant Accounting Policies, and prior year forfeitures resulting from the resignation of our chief financial officer in January 2015, reduced probability of achieving performance awards, and decreased ESPP participation by employees compared to the prior year. Facilities and information technology expenses increased by $0.7 million.

The estimated probability of achieving the Reggiani, DirectSmile, and CTI earnout performance targets increased during the three months ended June 30, 2016, resulting in an increase in the associated liability and a charge to general and administrative expense of $2.3 million, including accretion of interest. A similar change in the estimated probability or actual achievement of several earnout performance targets was reduced during the three months ended June 30, 2015, resulting in a reduction of the associated liability and a credit to general and administrative expense of $1.3 million.

General and administrative expenses for the six months ended June 30, 2015 were $42.3 million, or 9% of revenue, compared to $36.0 million, or 9% of revenue, for the six months ended June 30, 2015, which is an increase of $6.3 million, or 17% (20% ex-currency). Personnel-related expenses increased by $0.7 million primarily due to head count increases related to our business acquisitions and variable compensation due to improved profitability. Acquisition costs decreased by $1.4 million primarily due to lower expenses in 2016 related to the Optitex and Rialco acquisitions compared with acquisition costs incurred in preparation for the Reggiani and Matan acquisitions, which closed on July 1, 2015. Reserves for litigation and uncollectible accounts increased by $1.0 million. Stock-based compensation expense increased by $1.2 million primarily due to prior year forfeitures resulting from the resignation of our chief financial officer in January 2015, partially offset by reduced probability of achieving performance awards in the current year, decreased ESPP participation by employees compared to the prior year, and the impact of the adoption of ASU 2016-09 because actual forfeitures were greater than the previous forfeiture estimate that was used prior to implementation of ASU 2016-09 as more fully explained in Note 1 – Basis of Presentation and Significant Accounting Policies. Facilities and information technology expenses increased by $1.4 million.

The estimated probability of achieving the Reggiani, DirectSmile, and CTI earnout performance targets increased during the six months ended June 30, 2016, partially offset by a reduced probability of achieving the DIMS earnout performance target, resulting in an increase in the associated liability and a credit to general and administrative expense of $2.1 million, net of accretion of interest. A similar change in the estimated probability or actual achievement of several earnout performance targets during the six months ended June 30, 2015 resulted in a reduction of the associated liability and a credit to general and administrative expense of $1.3 million in the prior year.

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

Stock-based compensation expenses were $7.1 and $9.7 million for the three months ended June 30, 2016 and 2015, respectively, a decrease of $1.6 million. Stock-based compensation expenses were $18.4 and $18.6 million for the six months ended June 30, 2016 and 2015, respectively, a decrease of $0.2 million. Stock-based compensation expense decreased primarily because actual forfeitures were greater than the previous forfeiture estimate that was used prior to implementation of ASU 2016-09 as more fully explained in Note 1 – Basis of Presentation and Significant Accounting Policies, prior year forfeitures resulting from the resignation of our chief financial officer in January 2015, reduced probability of achieving performance awards, and decreased ESPP participation by employees compared to the prior year.

Restructuring and Other

Restructuring and other costs were $1.7 and $4.4 million for the three and six months ended June 30, 2016, respectively, and $0.9 and $2.0 million for the three and six months ended June 30, 2015, respectively. Restructuring and other costs include severance charges of $1.0 and $3.1 million related to reduction in head count of 27 and 98 for the three and six months ended June 30, 2016, respectively, and $0.6 and $1.3 million related to reduction in head count of 14 and 48 for the three and six months ended June 30, 2015, respectively. Severance costs include severance payments, related employee benefits, outplacement fees, and employee relocation costs.

Facilities relocation and downsizing expenses were $0.5 million for the six months ended June 30, 2016 and 2015, primarily related to the relocation of certain manufacturing and administrative locations to accommodate space requirements. Integration expenses of $0.7 and $0.9 million for the three and six months ended June 30, 2016, respectively, and $0.2 million for the three and six months ended June 30, 2015, were required to integrate our business acquisitions.

Amortization of Identified Intangibles

Amortization of identified intangibles for the three months ended June 30, 2016 was $9.7 million, or 4% of revenue, compared to $4.6 million, or 2% of revenue, for the three months ended June 30, 2015, an increase of $5.1 million, or 114%. Amortization of identified intangibles for the six months ended June 30, 2016 was $19.0 million, or 4% of revenue, compared to $9.4 million, or 2% of revenue, for the six months ended June 30, 2015, an increase of $9.6 million, or 103%. The intangible amortization increase was primarily due to intangible amortization of identified intangibles resulting from the Reggiani, Matan, CTI, Shuttleworth, Rialco, and Optitex acquisitions, partially offset by decreased amortization due to certain intangible assets from prior year acquisitions becoming fully amortized.

Interest Expense

Interest expense for the three and six months ended June 30, 2016 was $4.4 and $8.7 million compared to $4.1 and $8.2 million for the three and six months ended June 30, 2015, an increase of $0.3 and $0.5 million, respectively, which is primarily due to interest accretion on our Notes.

Interest Income and Other Income (Expense), Net

Interest income and other income (expense), net, includes interest income on our cash equivalents and short-term investments, gains and losses from sales of our cash equivalents and short-term investments, and net foreign currency transaction gains and losses.

Interest income and other income (expense), net, increased to gains of $0.4 and $0.2 million during the three and six months ended June 30, 2016, respectively, from a gain of $0.3 million and a loss of $0.4 million during the three and six months ended June 30, 2015, respectively, primarily due to increased investment income of $0.7 and $1.1 million during the three and six months ended June 30, 2016, respectively, partially offset by increased foreign exchange loss of $0.5 million during the three and six months ended June 30, 2016, resulting primarily from revaluation of foreign currency denominated net assets (mainly denominated in Euros, British pounds sterling, and Indian rupees).

Income Before Income Taxes

The components of income before income taxes for the three and six months ended June 30, 2016 and 2015 are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
U.S.	$6,301	$79	$7,459	$9,969
Foreign	1,453	9,410	2,685	5,838

Total	$7,754	$9,489	$10,144	$15,807

For the three months ended June 30, 2016, pretax net income of $7.8 million consisted of U.S. and foreign pretax net income of $6.3 and $1.5 million, respectively. Pretax net income attributable to U.S. operations included amortization of identified intangibles of $2.0 million, stock-based compensation of $7.1 million, restructuring and other of $1.2 million, acquisition-related costs of $0.8 million, litigation settlement expense of $0.5 million, and interest expense related to our Notes of $4.1 million. Pretax net income attributable to foreign operations included amortization of identified intangibles of $7.7 million, restructuring and other of $0.5 million, and change in fair value of contingent consideration of $2.3 million. The exclusion of these items from pretax net income would result in U.S. and foreign pretax net income of $22.0 and $12.0 million, respectively, for the three months ended June 30, 2016.

For the six months ended June 30, 2016, pretax net income of $10.1 million consisted of U.S. and foreign pretax net income of $7.5 and $2.7 million, respectively. Pretax net income attributable to U.S. operations included amortization of identified intangibles of $3.9 million, stock-based compensation of $18.4 million, restructuring and other of $2.2 million, acquisition-related costs of $1.0 million, litigation settlement expense of $0.8 million, and interest expense related to our Notes of $8.0 million. Pretax net income attributable to foreign operations included amortization of identified intangibles of $15.0 million, restructuring and other of $2.2 million, acquisition-related costs of $0.3 million, and change in fair value of contingent consideration of $2.1 million. The exclusion of these items from pretax net income would result in U.S. and foreign pretax net income of $41.8 and $22.3 million, respectively, for the six months ended June 30, 2016.

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

For the six months ended June 30, 2015, pretax net income of $15.8 million consisted of U.S. and foreign pretax net income of $10.0 and $5.8 million, respectively. Pretax net income attributable to U.S. operations included amortization of identified intangibles of $3.9 million, stock-based compensation of $18.6 million, restructuring and other of $1.0 million, acquisition-related costs of $2.5 million, litigation settlement expense of $0.6 million, and interest expense related to our Notes of $7.7 million. Pretax net income attributable to foreign operations included amortization of identified intangibles of $5.5 million, restructuring and other of $1.0 million, and acquisition-related costs of $0.2 million, partially offset by change in fair value of contingent consideration of $1.2 million. The exclusion of these items from pretax net income would result in U.S. and foreign pretax net income of $44.3 and $11.3 million, respectively, for the six months ended June 30, 2015.

Provision for Income Taxes

We recognized tax provisions of $2.5 and $1.8 million on pretax net income of $7.8 and $9.5 million during the three months ended June 30, 2016 and 2015, respectively. We recognized tax provisions of $2.8 and $2.9 million on pretax net income of $10.1 and $15.8 million during the six months ended June 30, 2016 and 2015, respectively. The provisions for income taxes before discrete items reflected in the table below were $2.3 and $2.4 million during the three months ended June 30, 2016 and 2015, respectively, and $2.8 and $4.2 million during the six months ended June 30, 2016 and 2015, respectively. The decrease in the provision for income taxes before discrete items for the three and six months ended June 30, 2016, compared with the same periods in the prior year, is primarily due to the decrease in profitability before income taxes.

Primary differences between our recorded tax provision rate and the U.S. statutory rate of 35% include lower taxes on permanently reinvested foreign earnings and the tax effects of stock-based compensation expense pursuant to ASC 718-740, which are non-deductible for tax purposes.

Our tax provision before discrete items is reconciled to our recorded provision for income taxes for the three and six months ended June 30, 2016 and 2015 as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Provision for income taxes before discrete items	$2.3	$2.4	$2.8	$4.2
Interest related to unrecognized tax benefits	0.1	0.1	0.2	0.2
Benefit related to U.S. transfer pricing adjustment	—	—	—	(0.4)
Benefit related to Spanish statutory and tax intangibles write-off	—	—	—	(0.3)
Benefit for reassessment of taxes upon filing of tax returns	0.3	—	0.1	—
Excess tax benefit from stock compensation	(0.2)	(0.1)	(0.3)	(0.2)
Benefit related to reversals of uncertain tax positions due to statute of limitation expirations	—	(0.6)	—	(0.6)

Provision for income taxes	$2.5	$1.8	$2.8	$2.9

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

As of June 30, 2016 and December 31, 2015, gross unrecognized tax benefits were $48.0 and $43.5 million, respectively, which would affect the effective tax rate, if recognized. Over the next twelve months, our existing tax positions will continue to generate increased liabilities for unrecognized tax benefits. It is reasonably possible that our gross unrecognized tax benefits will decrease up to $5.9 million in the next twelve months. These adjustments, if recognized, would positively impact our effective tax rate, and would be recognized as additional tax benefits in our Condensed Consolidated Statement of Operations. The reduction in unrecognized tax benefits relates primarily to a lapse of the statute of limitations for federal and state tax purposes.

In accordance with ASU 2013-11, we recorded $35.7 million of gross unrecognized tax benefits as an offset to deferred tax assets as of June 30, 2016, and the remaining $12.3 million has been recorded as noncurrent income taxes payable.

We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of June 30, 2016 and December 31, 2015, we have accrued $0.8 and $0.5 million, respectively, for potential payments of interest and penalties.

As of June 30, 2016, we were subject to examination by the Internal Revenue Service for the 2012-2015 tax years, state tax jurisdictions for the 2011-2015 tax years, the Netherlands tax authority for the 2014-2015 tax years, the Spanish tax authority for the 2011-2015 tax years, and the Italian tax authority for the 2012-2015 tax years.

In Altera Corp.v. Commissioner, the U.S Tax Court issued an opinion on July 27, 2015, related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. To date, the U.S. Department of the Treasury has not withdrawn the requirement to include stock-based compensation in intercompany cost-sharing arrangements from its regulations. Due to the uncertainty related to the status of the current regulations and the basis of the appeal that has been filed by the Internal Revenue Service, we have not recorded any benefit as of June 30, 2016 in our Condensed Consolidated Statement of Operations. We will continue to monitor ongoing developments and potential impacts to our condensed consolidated financial statements.

We assess the likelihood that our deferred tax assets will be recovered from future taxable income by considering both positive and negative evidence relating to their recoverability. If we believe that recovery of these deferred tax assets is not more likely than not, we establish a valuation allowance.

Significant judgment is required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, we considered all available evidence, including recent operating results, projections of future taxable income, our ability to utilize loss and credit carryforwards, and the feasibility of tax planning strategies. Other than valuation allowances on deferred tax assets related to California and Luxembourg deferred tax assets that will not be realized based on the size of the net operating loss and research and development credits being generated, we have determined that is more likely than not that we will realize the benefit related to all other deferred tax assets. To the extent we increase a valuation allowance, we will include an expense in the Condensed Consolidated Statement of Operations in the period in which such determination is made.

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

Use and Economic Substance of Non-GAAP Financial Measures

We compute non-GAAP net income and non-GAAP earnings per diluted share by adjusting GAAP net income and GAAP earnings per diluted share to remove the impact of the amortization of acquisition-related intangibles, stock-based compensation expense, non-cash settlement of vacation liabilities, restructuring and other expense, acquisition-related transaction expenses, costs to integrate such acquisitions into our business, changes in the fair value of contingent consideration including the related foreign exchange fluctuation impact, litigation settlement charges, and non-cash interest expense related to our Notes. We use a constant non-GAAP tax rate of 19%, which we believe reflects the long-term average tax rate based on our international structure and geographic distribution of revenue and profit.

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

•

Expenses incurred to integrate businesses acquired of $0.7 and $0.9 million for the three and six months ended June 30, 2016, respectively, and $0.2 million for the three and six months ended June 30, 2015.

•

Acquisition-related transaction costs associated with businesses acquired during the periods reported and anticipated transactions of $0.8 and $1.3 million for the three and six months ended June 30, 2016, respectively, and $2.0 and $2.7 million for the three and six months ended June 30, 2015, respectively.

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

•	Litigation Settlements. We settled, or accrued reserves related to, litigation claims of $0.8 and $0.6 million during the six months ended June 30, 2016 and 2015, respectively.

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

RECONCILIATION OF REPORTED

GAAP NET INCOME TO NON-GAAP NET INCOME

(UNAUDITED)

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except per share data)	2016	2015	Ex-Currency 2016	2016	2015	Ex-Currency 2016
Net income	$5.2	$7.7	$5.2	$7.3	13.0	7.3

Amortization of identified intangibles	9.7	4.6	9.7	19.0	9.4	19.0
Ex-currency adjustment	—	—	—	—	—	(0.7)
Restructuring and other	1.7	0.9	1.7	4.4	1.9	4.4
Stock-based compensation expense	7.1	9.7	7.1	18.4	18.6	18.4
Non-cash settlement of vacation liabilities by issuing RSUs	—	—	—	2.7	1.3	2.7
General and administrative:
Acquisition-related transaction costs	0.8	2.0	0.8	1.3	2.7	1.3
Change in fair value of contingent consideration	2.3	(1.3)	2.3	2.1	(1.3)	2.1
Litigation reserves	0.5	—	0.5	0.8	0.6	0.8
Interest income and other income (expense), net:
Non-cash interest expense related to our Notes	3.1	2.9	3.1	6.1	5.8	6.1
Foreign exchange fluctuation related to contingent consideration	(0.1)	—	(0.1)	0.5	—	0.5
Balance sheet currency remeasurement impact	—	—	0.8	—	—	1.5
Tax effect on non-GAAP net income	(3.6)	(3.6)	(3.8)	(9.7)	(7.6)	(9.6)

Non-GAAP net income	$26.7	$22.9	$27.3	$52.9	$44.4	$53.8

Non-GAAP net income per diluted share	$0.56	$0.48	$0.57	$1.10	$0.92	$1.12

Shares for purposes of computing diluted Non-GAAP net income per share	47.8	48.1	47.8	47.9	48.1	47.9

RECONCILIATION OF GAAP REVENUE BY OPERATING SEGMENT TO

NON-GAAP EX-CURRENCY

(UNAUDITED)

	Three months ended June 30,
(in millions)	GAAP		Ex-Currency			GAAP				Ex-Currency
	2016	Percent of total	Ex-Currency Adjustments	2016	Percent of total	GAAP 2015	Percent of total	Change from 2015 GAAP		Change from 2015 GAAP
								$	%	$	%
Industrial Inkjet	$140.1	57%	$(0.4)	$139.7	57%	$95.6	47%	$44.5	47%	$44.1	46%
Productivity Software	36.4	15	0.1	36.5	15	33.7	17	2.7	8	2.8	8
Fiery	69.2	28	—	69.2	28	73.4	36	(4.2)	(6)	(4.2)	(6)

Total revenue	$245.7	100%	$(0.3)	$245.4	100%	$202.7	100%	$42.9	21%	$42.6	21%

	Six months ended June 30,
(in millions)	GAAP		Ex-Currency			GAAP				Ex-Currency
	2016	Percent of total	Ex-Currency Adjustments	2016	Percent of total	GAAP 2015	Percent of total	Change from 2015 GAAP		Change from 2015 GAAP
								$	%	$	%
Industrial Inkjet	$265.9	56%	$2.8	$268.7	56%	$183.2	46%	$82.7	45%	$85.5	47%
Productivity Software	68.9	14	1.1	70.0	14	64.8	16	4.1	6	5.2	8
Fiery	145.0	30	—	145.0	30	149.2	38	(4.3)	(3)	(4.3)	(3)

Total revenue	$479.8	100%	$3.9	$483.7	100%	$397.3	100%	$82.5	21%	$86.4	22%

RECONCILIATION OF GAAP REVENUE BY GEOGRAPHIC AREA TO

NON-GAAP EX-CURRENCY

(UNAUDITED)

	Three months ended June 30,
(in millions)	GAAP		Ex-Currency			GAAP				Ex-Currency
	2016	Percent of total	Ex-Currency Adjustments	2016	Percent of total	GAAP 2015	Percent of total	Change from 2015 GAAP		Change from 2015 GAAP
								$	%	$	%
Americas	$115.5	47%	$—	$115.5	47%	$108.2	53%	$7.2	7%	$7.2	7%
EMEA	95.9	39	(0.7)	95.2	39	65.1	32	30.7	47	30.0	46
APAC	34.3	14	0.4	34.7	14	29.4	15	4.9	17	5.3	18

Total revenue	$245.7	100%	$(0.3)	$245.4	100%	$202.7	100%	$42.9	21%	$42.6	21%

	Six months ended June 30,
(in millions)	GAAP		Ex-Currency			GAAP				Ex-Currency
	2016	Percent of total	Ex-Currency Adjustments	2016	Percent of total	GAAP 2015	Percent of total	Change from 2015 GAAP		Change from 2015 GAAP
								$	%	$	%
Americas	$235.7	49%	$0.6	$236.3	49%	$215.9	54%	$19.8	9%	$20.4	9%
EMEA	179.5	37	2.2	181.7	37	125.3	32	54.2	43	56.4	45
APAC	64.6	14	1.1	65.7	14	56.1	14	8.5	15	9.6	17

Total revenue	$479.8	100%	$3.9	$483.7	100%	$397.3	100%	$82.5	21%	$86.4	22%

RECONCILIATION OF GAAP REVENUE & GROSS PROFIT BY OPERATING SEGMENT TO

NON-GAAP EX-CURRENCY

(UNAUDITED)

	Three months ended June 30,				Six months ended June 30,
	GAAP	Ex-Currency Adjustments	Ex-Currency	GAAP	GAAP	Ex-Currency Adjustments	Ex-Currency	GAAP
(in millions)	2016		2016	2015	2016		2016	2015
Industrial Inkjet
Revenue	$140.1	$(0.4)	$139.7	$95.6	$265.9	$2.8	$268.7	$183.2
Gross profit	49.0	(0.1)	48.9	32.9	91.5	1.2	92.7	62.4
Gross profit percentages	35.0%		35.0%	34.4%	34.4%		34.5%	34.1%
Productivity Software
Revenue	$36.4	$0.1	$36.5	$33.7	$68.9	$1.1	$70.0	$64.8
Gross profit	27.2	0.1	27.3	24.6	50.9	0.7	$51.6	47.0
Gross profit percentages	74.9%		74.9%	73.1%	73.9%		73.7%	72.6%
Fiery
Revenue	$69.2	$—	$69.2	$73.4	$145.0	$—	$145.0	$149.2
Gross profit	49.3	—	49.3	51.7	102.6	—	102.6	106.1
Gross profit percentages	71.3%		71.3%	70.4%	70.8%		70.8%	71.1%

A reconciliation of our segment gross profit to our Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015 is as follows (in thousands):

	Three months ended June 30,				Six months ended June 30,
	GAAP	Ex-Currency Adjustments	Ex-Currency	GAAP	GAAP	Ex-Currency Adjustments	Ex-Currency	GAAP
(in millions)	2016		2016	2015	2016		2016	2015
Segment gross profit	$125.5	$(0.1)	$125.4	$109.2	$245.0	$1.9	$246.9	$215.5
Stock-based compensation expense	(0.4)	—	(0.4)	(0.7)	(1.2)	—	(1.2)	(1.6)
Other items excluded from segment profit	—	—	—	—	(0.3)	—	(0.3)	(0.1)

Gross profit	$125.1	$(0.1)	$125.0	$108.4	$243.4	$1.9	$245.3	$213.8

RECONCILIATION OF GAAP OPERATING EXPENSES TO

NON-GAAP EX-CURRENCY

(UNAUDITED)

	Three months ended June 30,
	GAAP	Ex-Currency		GAAP			Ex-Currency
(in thousands)	2016	Ex-Currency Adjustments	2016	2015	Change from 2015 GAAP		Change from 2015 GAAP
					$	%	$	%
Research and development	$37,676	$132	$37,808	$34,077	$3,599	11%	$3,731	11%
Sales and marketing	42,770	(102)	42,668	37,133	5,637	15	5,535	15
General and administrative	21,446	(67)	21,379	18,337	3,109	17	3,042	17
Restructuring and other	1,710	5	1,715	931	779	84	784	84
Amortization of identified intangibles	9,736	(121)	9,615	4,557	5,179	114	5,058	111

Total operating expenses	$113,338	$(153)	$113,185	$95,035	$18,303	19%	$18,150	19%

	Six months ended June 30,
	GAAP	Ex-Currency		GAAP			Ex-Currency
(in thousands)	2016	Ex-Currency Adjustments	2016	2015	Change from 2015 GAAP		Change from 2015 GAAP
					$	%	$	%
Research and development	$74,798	$875	$75,673	$67,788	$7,010	10%	$7,885	12%
Sales and marketing	84,300	1,295	85,595	74,303	9,997	13	11,292	15
General and administrative	42,278	979	43,257	35,987	6,291	17	7,270	20
Restructuring and other	4,425	128	4,553	1,960	2,465	126	2,593	132
Amortization of identified intangibles	18,965	252	19,217	9,361	9,604	103	9,856	105

Total operating expenses	$224,766	$3,529	$228,295	$189,399	$35,367	19%	$38,896	21%

Liquidity and Capital Resources

Overview

Cash, cash equivalents, and short-term investments decreased by $48.1 million to $449.3 million as of June 30, 2016 from $497.4 million as of December 31, 2015. The decrease was primarily due to cash consideration paid for the acquisition of Optitex and Rialco, net of cash acquired, of $19.6 million, repayment of debt assumed through business acquisitions of $8.3 million, treasury stock purchases of $39.7 million, settlement of shares for employee common stock related tax liabilities and the stock option exercise price of certain stock options of $4.2 million, cash payments for property and equipment of $13.7 million, acquisition-related contingent consideration payments of $1.9 million, partially offset by cash flows provided by operating activities of $31.9 million, proceeds from ESPP purchases and stock option exercises of $5.0 million, and the impact of foreign exchange rate changes of $1.8 million.

(in thousands)	June 30, 2016	December 31, 2015	Change
Cash and cash equivalents	$143,648	$164,091	$(20,443)
Short term investments	305,616	333,276	(27,660)

Total cash, cash equivalents, and short-term investments	$449,264	$497,367	$(48,103)

	Six months ended June 30,
(in thousands)	2016	2015	Change
Net cash provided by operating activities	$31,860	$32,062	$(202)
Net cash used for investing activities	(4,997)	(66,140)	61,143
Net cash used for financing activities	(49,121)	(24,376)	(24,745)
Effect of foreign exchange rate changes on cash and cash equivalents	1,815	(1,207)	3,022

Decrease in cash and cash equivalents	$(20,443)	$(59,661)	$39,218

Cash, cash equivalents, and short-term investments held outside of the U.S. in various foreign subsidiaries were $88.4 and $106.0 million as of June 30, 2016 and December 31, 2015, respectively. Cash, cash equivalents, and short term investments held outside of the U.S will be used to fund local operations and finance international acquisitions. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. federal and state income taxes on some or all of these funds. However, our intent is to indefinitely reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

Based on past performance and current expectations, we believe that our cash, cash equivalents, short-term investments, and cash generated from operating activities will satisfy our working capital, capital expenditure, investment, stock repurchase, commitments (see Note 8 – Commitments and Contingencies of the Notes to Consolidated Financial Statements), and other liquidity requirements associated with our existing operations through at least the next twelve months. We believe that the most strategic uses of our cash resources include business acquisitions, strategic investments to gain access to new technologies, repurchases of shares of our common stock, and working capital. At June 30, 2016, cash, cash equivalents, and short-term investments available were $449.3 million. We believe that our liquidity position and capital resources are sufficient to meet our operating and working capital needs.

Operating Activities

During the six months ended June 30, 2016, our cash provided by operating activities was approximately $31.9 million.

Net cash provided by operating activities consists primarily of net income of $7.3 million and non-cash charges and credits of $52.5 million, partially offset by the net change in operating assets and liabilities of $28.0 million. Non-cash charges and credits of $52.5 million consist primarily of $26.5 million in depreciation and amortization, $18.2 million of stock-based compensation expense, net of cash settlements, non-cash accretion of interest expense of $6.6 million, provision for bad debts and sales-related allowances of $5.7 million, and provision for inventory obsolescence of $3.2 million, partially offset by other non-cash charges and credits of $1.3 million and deferred tax credits of $6.4 million. The net change in operating assets and liabilities of $28.0 million consists primarily of increased gross accounts receivable of $16.0 million, increased gross inventories of $2.5 million, increased other current assets of $1.8 million, and decreased accounts payable and accrued liabilities of $12.6 million, partially offset by increased taxes receivable, net, of $4.9 million.

Accounts Receivable

Our primary source of operating cash flow is the collection of accounts receivable from our customers. One measure of the effectiveness of our collection efforts is average days sales outstanding for accounts receivable (“DSO”). DSOs were 78 and 69 days at June 30, 2016 and December 31, 2015, respectively. We calculate DSO by dividing net accounts receivable at the end of the quarter by revenue recognized during the quarter, multiplied by the total days in the quarter.

DSOs increased during the six months ended June 30, 2016, compared with December 31, 2015, primarily due to sales with extended payment terms, a non-linear sales cycle resulting in significant billings at the end of the quarter, and increased Industrial Inkjet and Productivity Software revenue as a percentage of consolidated revenue. Industrial Inkjet and Productivity Software were 72% and 70% of consolidated revenue during the three months ended June 30, 2016 and December 31, 2015, respectively. By comparison, Industrial Inkjet and Productivity Software were 64% of consolidated revenue during the six months ended June 30, 2015.

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

Trade receivables sold cumulatively under these facilities were $12.4 and $1.2 million during the six months ended June 30, 2016 on a recourse and nonrecourse basis, respectively, which approximates the cash received. The receivables that were sold to third parties were removed from the Condensed Consolidated Balance Sheet and were reflected as cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows.

Inventories

Our inventories are procured primarily in support of the Industrial Inkjet and Fiery operating segments. The majority of our Industrial Inkjet products are manufactured internally, while Fiery production is primarily outsourced. The result is lower inventory turnover for Industrial Inkjet inventories compared with Fiery inventories.

Our net inventories increased by $4.6 million to $111.0 million at June 30, 2016 from $106.4 million at December 31, 2015 primarily due to the acquisition of Rialco, inventories required for new product launches, and inventories required to support demand. Inventory turnover was 4.3 during the quarter ended June 30, 2016 compared with 4.7 turns during the quarter ended December 31, 2015. We calculate inventory turnover by dividing annualized current quarter cost of revenue by ending inventories.

Investing Activities

Acquisitions

On June 16, 2016, we purchased Optitex for cash consideration of $11.6 million, net of cash acquired, plus an additional potential future cash earnout, which is contingent on achieving revenue and operating profit performance targets. Optitex has developed and markets integrated 2D and 3D design software that is shortening the design cycle, reducing our customers’ costs, and accelerating the adoption of fast fashion.

On March 1, 2016, we purchased Rialco for cash consideration of $8.4 million, net of cash acquired, plus an additional potential future cash earnout, which is contingent on achieving revenue and gross profit targets. Rialco is a leading European supplier of dye powders and color products for the textile, digital print, and other decorating industries.

The escrow of $1.5 million related to the Reggiani acquisition was remitted to us in return for the issuance of shares of common stock during the six months ended June 30, 2016.

A tax recovery liability of $1.0 million related to the Cretaprint acquisition was paid during the six months ended June 30, 2016.

Investments

Proceeds from sales and maturities of marketable securities, net of purchases, were $28.3 million during the six months ended June 30, 2016. Purchases of marketable securities, net of proceeds from sales and maturities, were $57.4 million during the six months ended June 30, 2015. We have classified our investment portfolio as “available for sale.” Our investments are made with a policy of capital preservation and liquidity as primary objectives. We may hold investments in fixed income debt securities to maturity; however, we may sell an investment at any time if the quality rating of the investment declines, the yield on the investment is no longer attractive, or we have better uses for the cash. Since we invest primarily in investment securities that are highly liquid with a ready market, we believe the purchase, maturity, or sale of our investments has no material impact on our overall liquidity.

Property and Equipment, Net

Our property and equipment additions have historically been funded from operating activities. Net purchases of property and equipment were $13.7 and $8.7 million during the six months ended June 30, 2016 and 2015, respectively, including the purchase of aqueous single pass digital inkjet printer manufacturing and engineering equipment in the Americas and Spain.

Financing Activities

Stock Option and ESPP Proceeds

Historically, our recurring cash flows provided by financing activities have been from the receipt of cash from the issuance of common stock through the exercise of stock options and employee purchases of ESPP shares. We received proceeds from the exercise of stock options of $0.1 and $0.1 million and employee purchases of ESPP shares of $4.9 and $4.8 million during the six months ended June 30, 2016 and 2015, respectively. While we may continue to receive proceeds from these plans in future periods, the timing and amount of such proceeds are difficult to predict and are contingent on a number of factors including the price of our common stock, the timing and number of stock options exercised by employees that had participated in these plans, net settlement options, employee participation in our ESPP, and general market conditions. We anticipate that cash provided from the exercise of stock options will decline over time as we have shifted to issuance of RSUs, rather than stock options. Although we may grant stock option awards from time to time, the granting of stock options is no longer our usual practice.

Treasury Stock Purchases

The primary use of funds for financing activities during the six months ended June 30, 2016 and 2015 was $43.9 and $26.5 million, respectively, of cash used to repurchase outstanding shares of our common stock. Such repurchases included $4.2 and $4.5 million used for net settlement of shares for the exercise price of certain stock options and any tax withholding obligations incurred in connection with such exercises and tax withholding obligations that arose on the vesting of RSUs during the six months ended June 30, 2016 and 2015, respectively.

On November 6, 2013, the board of directors approved the repurchase of $200 million of outstanding common stock. This authorization expires in November 2016. Under this publicly announced plan, we repurchased 0.5 million shares for an aggregate purchase price of $22.0 million during the six months ended June 30, 2015.

On November 9, 2015, the board of directors cancelled $54.9 million remaining for repurchase under the 2013 authorization and approved a new authorization to repurchase $150 million of outstanding common stock commencing January 1, 2016. This authorization expires December 31, 2018. We repurchased 1.0 million shares for an aggregate purchase price of $39.7 million during the six months ended June 30, 2016.

Earnout Payments

Earnout payments during the six months ended June 30, 2016 of $1.9 million are primarily related to the previously accrued DirectSmile, SmartLinc, and Metrix contingent consideration liabilities. Earnout payments during the six months ended June 30, 2015 of $2.6 million are primarily related to the previously accrued Technique and Metrix contingent consideration liabilities.

We paid approximately $8.3 million of indebtedness, which was assumed in the Optitex and Matan acquisitions during the six months ended June 30, 2016.

Other Commitments

Our Industrial Inkjet inventories consist of materials required for our internal manufacturing operations and finished goods and sub-assemblies purchased from third party contract manufacturers. Raw materials and finished goods, print heads, frames, digital UV ink, ceramic digital ink, various textile printing inks, and other components are required to support our internal manufacturing operations. Label and packaging digital inkjet printers, solvent ink formulation, branded textile ink, and certain sub-assemblies are purchased from third party contract manufacturers and branded third party ink manufacturers.

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

Market Risk

We are exposed to various market risks. Market risk is the potential loss arising from adverse changes in market rates and prices, general credit, foreign currency exchange rate fluctuations, liquidity, and interest rate risks, which may be exacerbated by the tight global credit market and increase in economic uncertainty that have affected various sectors of the financial market and continue to cause credit and liquidity issues. We do not enter into derivatives or other financial instruments for trading or speculative purposes. We may enter into financial instrument contracts to manage and reduce the impact of changes in foreign currency exchange rates on earnings and cash flows. The counterparties to such contracts are major financial institutions. We hedge our operating expense exposure in Indian rupees. The notional amount of our Indian rupee cash flow hedge was $3.5 million at June 30, 2016. We hedge balance sheet remeasurement exposures using forward contracts not designated for hedge accounting treatment with notional amounts of $200.0 million at June 30, 2016 consisting of hedges of Brazilian real, British pound sterling, Israeli shekel, Australian dollar, Japanese yen, Chinese renminbi, and Euro-denominated intercompany balances with notional amounts of $134.5 million, hedges of Brazilian real, British pound sterling, Australian dollar, Canadian dollar, and Euro-denominated trade receivables with notional amounts of $62.7 million, and a hedge of Indian rupee net monetary assets with a notional amount of $2.8 million.

Since Europe represents a significant portion of our revenue and cash flow, SEC encourages disclosure of our European concentrations of credit risk regarding gross receivables, related reserves, and aging on a region or country basis, and the impact on liquidity with respect to estimated timing of receivable payments. Since Europe is composed of varied countries and regional economies, our European risk profile is somewhat more diversified due to the varying economic conditions among the countries. Approximately 29% of our receivables are with European customers as of June 30, 2016. Of this amount, 29% of our European receivables (9% of consolidated net receivables) are in the higher risk southern European countries (mostly Italy, Spain, and Portugal), which are adequately reserved.

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

Interest Rate Risk

Hypothetical changes in the fair values of financial instruments held by us at June 30, 2016 that are sensitive to changes in interest rates are presented below. The modeling technique measures the change in fair value arising from selected potential changes in interest rates. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 100 basis points over a twelve month time horizon (in thousands):

Valuation of securities given an interest rate decrease of 100 basis points	No change in interest rates	Valuation of securities given an interest rate increase of 100 basis points
$329,877	$326,301	$322,275

The SEC encourages the discussion of exposure to the uncertainty in the European economy. Specifically, European debt by counterparty (i.e., sovereign and non-sovereign) and by country should be addressed. We have no European sovereign debt investments. Our European debt and investments consist of non-sovereign corporate debt securities of $22.7 million, which represents 10% of our corporate debt instruments (7% of our short-term investments) at June 30, 2016. European debt investments are with corporations domiciled in the northern and central European countries of Sweden, Netherlands, Luxembourg, Norway, France, and the U.K. We do not have any short-term investments with corporations domiciled in the higher risk “southern European” countries (i.e., Italy, Spain, Greece, and Portugal) or in Ireland. We believe that we do not have significant exposure with respect to our money market and corporate debt investments in Europe.

As of June 30, 2016, we have $345 million principal amount of Notes outstanding. We carry these instruments at face value less unamortized discount on our Condensed Consolidated Balance Sheets. Since these instruments bear interest at fixed rates, we have no financial statement risk associated with changes in interest rates. Although the fair value of these instruments fluctuates when interest rates change, a substantial portion of the market value of our Notes in excess of the outstanding principal amount relates to the conversion premium. Please refer to Note 5 – Investments and Fair Value Measurements and Note 6 – Convertible Senior Notes, Note Hedges, and Warrants of the Notes to Consolidated Financial Statements.

Foreign Currency Exchange Risk

A large portion of our business is conducted in countries other than the U.S. We are primarily exposed to changes in exchange rates for the Euro, British pound sterling, Indian rupee, Japanese yen, Brazilian real, Chinese renminbi, Israeli shekel, New Zealand dollar, and Australian dollar. Although the majority of our receivables are invoiced and collected in U.S. dollars, we have exposure from non-U.S. dollar-denominated sales (consisting of the Euro, British pound sterling, Brazilian real, Chinese renminbi, Israeli shekel, Australian dollar, and Canadian dollar) and operating expenses (primarily the Euro, British pound sterling, Brazilian real, Chinese renminbi, Israeli shekel, Japanese yen, Indian rupee, and Australian dollar) in foreign countries. We can benefit from or be adversely affected by either a weaker or stronger U.S. dollar relative to major currencies worldwide with respect to our condensed consolidated financial statements. Accordingly, we can benefit from a stronger U.S. dollar due to the corresponding reduction in our foreign operating expenses translated in U.S. dollars and at the same time we can be adversely affected by a stronger U.S. dollar due to the corresponding reduction in foreign revenue translated in U.S. dollars.

We hedge our operating expense exposure in Indian rupees. The notional amount of our Indian rupee cash flow hedge was $3.5 million at June 30, 2016. We hedge balance sheet remeasurement exposures using forward contracts not designated for hedge accounting treatment with notional amounts of $200.0 million at June 30, 2016 consisting of hedges of Brazilian real, British pound sterling, Israeli shekel, Australian dollar, Japanese yen, Chinese renminbi, and Euro-denominated intercompany balances with notional amounts of $134.5 million, hedges of Brazilian real, British pound sterling, Australian dollar, Canadian dollar, and Euro-denominated trade receivables with notional amounts of $62.7 million, and a hedge of Indian rupee net monetary assets with a notional amount of $2.8 million.

The impact of hypothetical changes in foreign exchanges rates on revenue and income from operations are presented below. The modeling technique measures the change in revenue and income from operations resulting from changes in selected foreign exchange rates with respect to the Euro and British pound sterling of plus or minus one percent during the three months ended June 30, 2016 as follows (in thousands):

	Impact of a foreign exchange rate decrease of one percent	No change in foreign exchange rates	Impact of a foreign exchange rate increase of one percent
Revenue	$481,575	$479,783	$477,991

Income from operations	$18,810	$18,678	$18,546

Item 4:	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the quarter ended June 30, 2016, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our chief executive officer and chief financial and accounting officer concluded that our disclosure controls and procedures were effective as of June 30, 2016 to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the second quarter of 2016, there were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

As of June 30, 2016, we are subject to the matter discussed below.

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

Other Matters

As of June 30, 2016, we were subject to various other claims, lawsuits, investigations, and proceedings in addition to the matter discussed above. There is at least a reasonable possibility that additional losses may be incurred in excess of the amounts that we have accrued. However, we believe that these claims are not material to our financial statements or the range of reasonably possible losses is not reasonably estimable. Litigation is inherently unpredictable, and while we believe that we have valid defenses with respect to legal matters pending against us, our financial statements could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies or because of the diversion of management’s attention and the incurrence of significant expenses.

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

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Our stock repurchases for the quarter ended June 30, 2016 are as follows (in thousands, except for per share amounts):

Issuer Purchases of Equity Securities

Total	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans (1)
April 2016	175	$41.27	174	$122,814
May 2016	302	40.03	275	111,781
June 2016	34	44.02	34.0	110,275

Totals	511	$40.72	483

(1)	In November 2015, our board of directors authorized $150 million for the repurchase of our outstanding common stock commencing January 1, 2016. This authorization expires December 31, 2018. Under this publicly announced plan, we repurchased 0.5 million shares for an aggregate purchase price of $19.7 million during the three months ended June 30, 2016. We had previously repurchased 0.5 million shares for an aggregate purchase price of $20.0 million during the three months ended March 31, 2016.
(2)	Includes 0.1 million shares purchased from employees to satisfy the exercise price of certain stock options and any tax withholding obligations incurred in connection with such exercises and minimum tax withholding obligations that arose on the vesting of RSUs.

Item 3:	Defaults Upon Senior Securities

None.

Item 4:	Mine Safety Disclosure

Not applicable.

Item 5:	Other Information

Not applicable.

Item 6:	Exhibits

No.	Description

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Amended and Restated Bylaws of Electronics For Imaging, Inc. (as amended August 12, 2009) (2)

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 33-57382) and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 17, 2009 (File No. 000-18805) and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRONICS FOR IMAGING, INC.

Date: August 1, 2016	/s/ Guy Gecht
Guy Gecht
Chief Executive Officer (Principal Executive Officer)

Date: August 1, 2016	/s/ Marc Olin
Marc Olin
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

No.	Description

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Amended and Restated Bylaws of Electronics For Imaging, Inc. (as amended August 12, 2009) (2)

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 33-57382) and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 17, 2009 (File No. 000-18805) and incorporated herein by reference.