Form 10-Q
period 2016-09-30
ELECTRONICS FOR IMAGING INC
filed 2016-11-01
CIK 867374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

The number of shares of Common Stock outstanding as of October 18, 2016 was 46,767,667.

Electronics For Imaging, Inc.

PART I – FINANCIAL INFORMATION

Item 1:	Condensed Consolidated Financial Statements

Electronics For Imaging, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands)	September 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$143,003	$164,091
Short-term investments, available for sale	306,144	333,276
Accounts receivable, net of allowances of $23.1 and $22.0 million, respectively	222,127	193,121
Inventories	106,929	106,378
Income taxes receivable	4,774	473
Assets held for sale	3,781	—
Other current assets	29,886	29,675

Total current assets	816,644	827,014
Property and equipment, net	102,243	97,779
Restricted investments and cash equivalents	3,750	—
Goodwill	368,997	338,793
Intangible assets, net	132,477	135,552
Deferred tax assets	54,513	41,043
Other assets	10,806	9,970

Total assets	$1,489,430	$1,450,151

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$102,383	$113,541
Accrued and other liabilities	91,159	74,425
Deferred revenue	56,878	48,767
Income taxes payable	5,923	3,594

Total current liabilities	256,343	240,327
Convertible senior notes, net	300,977	290,734
Imputed financing obligation related to build-to-suit lease	14,060	13,480
Noncurrent contingent and other liabilities	56,106	51,101
Deferred tax liabilities	19,106	19,003
Noncurrent income taxes payable	12,265	11,312

Total liabilities	658,857	625,957

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 150,000 shares authorized; 52,903 and 51,808 shares issued, respectively	529	518
Additional paid-in capital	699,877	657,354
Treasury stock, at cost; 6,046 and 4,476 shares, respectively	(255,793)	(190,439)
Accumulated other comprehensive loss	(13,319)	(17,424)
Retained earnings	399,279	374,185

Total stockholders’ equity	830,573	824,194

Total liabilities and stockholders’ equity	$1,489,430	$1,450,151

See accompanying notes to condensed consolidated financial statements.

Electronics For Imaging, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share amounts)	2016	2015	2016	2015

Revenue	$245,575	$228,694	$725,358	$625,969

Cost of revenue (1)	120,381	112,409	356,720	295,841

Gross profit	125,194	116,285	368,638	330,128
Operating expenses:
Research and development (1)	36,933	36,125	111,731	103,913
Sales and marketing (1)	43,060	39,814	127,360	114,117
General and administrative (1)	24,088	18,223	66,366	54,210
Restructuring and other (Note 11)	1,308	584	5,733	2,544
Amortization of identified intangibles	10,395	8,759	29,360	18,120

Total operating expenses	115,784	103,505	340,550	292,904

Income from operations	9,410	12,780	28,088	37,224
Interest expense	(4,510)	(4,634)	(13,243)	(12,870)
Interest income and other income (expense), net	915	(645)	1,114	(1,046)

Income before income taxes	5,815	7,501	15,959	23,308
Benefit from (provision for) income taxes	11,847	2,756	9,041	(97)

Net income	$17,662	$10,257	$25,000	$23,211

Net income per basic common share	$0.38	$0.22	$0.53	$0.49

Net income per diluted common share	$0.37	$0.21	$0.52	$0.48

Shares used in basic per-share calculation	46,794	47,473	46,983	47,104

Shares used in diluted per-share calculation	47,621	48,501	47,791	48,161

(1)	Includes stock-based compensation expense as follows:

	2016	2015	2016	2015
Cost of revenue	$642	$785	$1,873	$2,357
Research and development	2,061	2,397	6,987	7,749
Sales and marketing	2,260	1,891	6,159	6,461
General and administrative	3,590	4,455	11,923	11,520

See accompanying notes to condensed consolidated financial statements.

Electronics For Imaging, Inc.

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2016	2015	2016	2015
Net income	$17,662	$10,257	$25,000	$23,211
Net unrealized investment gains (losses):
Unrealized holding gains (losses), net of tax benefit of $0.2 million and tax provision of $0.5 million for the three and nine months ended September 30, 2016, respectively, and tax provisions of less than $0.1 and $0.2 million for the three and nine months ended September 30, 2015, respectively	(316)	30	785	317
Reclassification adjustments included in net income, net of tax benefit and tax provision of less than $0.1 million for the three and nine months ended September 30, 2016, respectively, and less than $0.1 million for the three and nine months ended September 30, 2015	(98)	(12)	16	(42)

Net unrealized investment gains (losses)	(414)	18	801	275
Currency translation adjustments, net of tax provisions of $0.4 and $0.7 million for the three and nine months ended September 30, 2016, respectively, and net of no tax benefit for the three and nine months ended September 30, 2015	1,509	(4,192)	3,293	(7,077)
Unrealized gains (losses) on cash flow hedges	27	(19)	11	17

Comprehensive income	$18,784	$6,064	$29,105	$16,426

See accompanying notes to condensed consolidated financial statements.

Electronics For Imaging, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine months ended
	September 30,
(in thousands)	2016	2015
Cash flows from operating activities:
Net income	$25,000	$23,211
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,734	27,902
Deferred taxes	(22,127)	(7,933)
Tax benefit from employee stock plans	—	1,820
Provision for bad debts and sales-related allowances	7,558	3,724
Provision for inventory obsolescence	4,492	3,627
Stock-based compensation, net of cash settlements	26,743	27,777
Non-cash accretion of interest expense on convertible notes and imputed financing obligation	9,991	9,692
Other non-cash charges and credits	5,920	1,220
Changes in operating assets and liabilities, net of effect of acquired companies	(42,487)	(49,753)

Net cash provided by operating activities	55,824	41,287

Cash flows from investing activities:
Purchases of short-term investments	(195,904)	(243,065)
Proceeds from sales and maturities of short-term investments	223,206	247,821
Purchases of restricted investments and cash equivalents	(3,745)	—
Purchases, net of proceeds from sales, of property and equipment	(17,611)	(13,146)
Businesses purchased, net of cash acquired	(19,614)	(65,480)

Net cash used for investing activities	(13,668)	(73,870)

Cash flows from financing activities:
Proceeds from issuance of common stock	10,359	11,352
Purchases of treasury stock and net share settlements	(65,354)	(50,892)
Repayment of debt assumed through business acquisitions and debt issuance costs	(8,539)	(22,589)
Contingent consideration payments related to businesses acquired	(1,868)	(3,034)

Net cash used for financing activities	(65,402)	(65,163)

Effect of foreign exchange rate changes on cash and cash equivalents	2,158	(1,435)

Decrease in cash and cash equivalents	(21,088)	(99,181)
Cash and cash equivalents at beginning of period	164,091	298,133

Cash and cash equivalents at end of period	$143,003	$198,952

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

Recent Accounting Pronouncements

Debt Issuance Costs. In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, Simplifying the Presentation of Debt Issuance Costs, which became effective in the first quarter of 2016. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt, which is consistent with the presentation of debt discounts and premiums. Retrospective application is required, which resulted in the reclassification of $5.8 million of debt issuance costs from other current assets and other assets to a direct reduction of our 0.75% Convertible Senior Notes, net, due 2019 (“Notes”) in our Condensed Consolidated Balance Sheet as of December 31, 2015.

Measurement Period Adjustments. The FASB issued ASU 2015-16, Simplifying the Accounting for Measurement Period Adjustments, in September 2015, which became effective in the first quarter of 2016. The acquirer of a business is required to retrospectively adjust provisional amounts recognized at the acquisition date with a corresponding adjustment to goodwill. These adjustments are required when new information is obtained about facts and circumstances that existed as of the acquisition date and, if known, would have affected the measurement of the amounts initially recognized or would have resulted in the recognition of additional assets or liabilities. Under previous guidance, the acquirer also must revise comparative prior period information, including depreciation, amortization, or other income effects as a result of changes made to provisional amounts. ASU 2015-16 eliminates the requirement to retrospectively account for those adjustments. The impact on our financial statements will be determined in the future if measurement period adjustments are identified.

Inventory Valuation. In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory, which is effective in the first quarter of 2017. ASU 2015-11 requires that inventory be valued at the lower of cost or net realizable value. We currently value inventory at the lower of cost or net realizable value less a reasonable profit margin as allowed by current inventory valuation guidance. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. We are evaluating the impact of ASU 2015-11 on our inventory valuation and results of operations.

Stock-based Compensation. In March 2016, the FASB issued ASU 2016-09, Stock Compensation – Improvements to Employee Share Based Payment Accounting, which is effective in the first quarter of 2017 with early adoption permitted. We elected to early adopt this standard in the second quarter of 2016, which required retroactive application of this standard as of the first quarter in 2016 resulting in the following:

•

Under the new guidance, all excess tax benefits and deficiencies are recognized as income tax expense. Excess tax benefits of less than $0.1 million that were charged to additional paid-in capital in the first quarter of 2016 were reversed upon adoption. We recorded $2.2 million of deferred tax assets related to excess tax benefits for federal research and development income tax credits not previously benefitted.

•

The requirement to reclassify gross excess tax benefits related to stock-based compensation from operating to financing activities in the statement of cash flows is eliminated. The reclassification of $0.2 million in the first quarter of 2016 has been reversed upon adoption. We applied this guidance retrospectively to all prior periods to maintain the comparability of presentation between periods, which resulted in a $0.3 million increase in cash flows provided by operating activities during the nine months ended September 30, 2015, and a corresponding decrease in cash flows provided by financing activities.

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

Financial Instruments. ASU 2016-13, Measurement of Credit Losses on Financial Instruments, issued in June 2016, amends current guidance regarding other-than-temporary impairment of available-for-sale debt securities. The new guidance requires an estimate of expected credit loss when fair value is below the amortized cost of the asset without regard for the length of time that the fair value has been below the amortized cost or the historical or implied volatility of the asset. In addition, credit losses on available-for-sale debt securities will be limited to the difference between the security’s amortized cost basis and its fair value. The use of an allowance to record estimated credit losses (and subsequent recoveries) will also be required under the new guidance.

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

The guidance will be effective in the first quarter of 2018. We are evaluating its impact on our revenue and results of operations.

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

The current build-to-suit lease accounting guidance will be rescinded by the new guidance, although simplified guidance will remain regarding lessee control during the construction period. Consequently, the accounting for build-to-suit leases will be the same as finance leases unless the lessee control provisions are applicable.

Settlement of Convertible Debt. ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments, issued in August 2016, requires that cash settlements of principal amounts of debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the debt must classify the portion of the principal payment attributable to the accreted interest related to the debt discount as cash outflows from operating activities. This is consistent with the classification of the coupon interest payments.

ASU 2016-15 will be effective in the first quarter of 2018. Accordingly, $63.6 million debt discount attributable to the difference between the 0.75% coupon interest rate on our Notes and the 4.98% (5.46% inclusive of debt issuance costs) effective interest rate will be classified as an operating cash outflow in the Condensed Consolidated Statement of Cash Flows upon cash settlement in 2019.

Supplemental Cash Flow Information

	Nine months ended
	September 30,
(in thousands)	2016	2015
Net cash paid for income taxes	$5,787	$5,860

Cash paid for interest expense	$3,285	$2,806

Acquisition of businesses:
Cash paid for businesses purchased, excluding contingent consideration	$21,242	$71,869
Cash acquired in acquisitions	(1,628)	(6,389)

Net cash paid for businesses purchased, net of cash acquired	$19,614	$65,480

Common stock issued in connection with the Reggiani acquisition	$73	$26,858

Non-cash investing and financing activities:
Non-cash settlement of vacation liabilities by issuing restricted stock units (“RSUs”)	$2,758	$1,353
Property and equipment received, but not paid	1,004	1,497

	$3,762	$2,850

2. Earnings Per Share

Net income per basic common share is computed using the weighted average number of common shares outstanding during the period. Net income per diluted common share is computed using the weighted average number of common and dilutive potential common shares outstanding during the period. Potential common shares result from the assumed exercise of outstanding common stock options having a dilutive effect using the treasury stock method, non-vested shares of restricted stock having a dilutive effect, non-vested restricted stock for which the performance criteria have been met, shares to be purchased under our Employee Stock Purchase Plan (“ESPP”) having a dilutive effect, the assumed release of shares from escrow related to the acquisition of Corrugated Technologies, Inc. (“CTI”), the assumed conversion of our Notes having a dilutive effect using the treasury stock method when the stock price exceeds the conversion price of the Notes, and the assumed exercise of our warrants having a dilutive effect using the treasury stock method when the stock price exceeds the warrant strike price. Any potential shares that are anti-dilutive as defined in Accounting Standards Codification (“ASC”) 260, Earnings Per Share, are excluded from the effect of dilutive securities.

Performance-based and market-based restricted stock and stock options that would be issuable if the end of the reporting period were the end of the vesting period, if the result would be dilutive, are assumed to be outstanding for purposes of determining net income per diluted common share as of the later of the beginning of the period or the grant date in accordance with ASC 260-10-45-48. Accordingly, performance-based RSUs, which vested on various dates during the three and nine months ended September 30, 2016 and 2015, based on achievement of specified performance criteria related to revenue and non-GAAP operating income targets, and performance-based stock options, which vested during the nine months ended September 30, 2016 based on achievement of specified targets related to non-GAAP return on equity are included in the determination of net income per diluted common share as of the beginning of each period.

Basic and diluted earnings per share during the three and nine months ended September 30, 2016 and 2015 are reconciled as follows (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Basic net income per share:
Net income available to common shareholders	$17,662	$10,257	$25,000	$23,211

Weighted average common shares outstanding	46,794	47,473	46,983	47,104

Basic net income per share	$0.38	$0.22	$0.53	$0.49

Dilutive net income per share:
Net income available to common shareholders	$17,662	$10,257	$25,000	$23,211

Weighted average common shares outstanding	46,794	47,473	46,983	47,104
Dilutive stock options and non-vested restricted stock	826	1,028	808	1,057

Weighted average common shares outstanding for purposes of computing diluted net income per share	47,621	48,501	47,791	48,161

Dilutive net income per share	$0.37	$0.21	$0.52	$0.48

Potential shares of common stock that are not included in the determination of diluted net income per share because they are anti-dilutive consist of ESPP purchase rights having an anti-dilutive effect of less than 0.1 million shares for the three and nine months ended September 30, 2016 and 2015 and the assumed vesting of RSUs having an anti-dilutive effect of less than 0.1 million shares for the three and nine months ended September 30, 2016 and less than 0.1 million shares for the nine months ended September 30, 2015.

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

3. Balance Sheet Details

Inventories

Inventories, net of allowances, as of September 30, 2016 and December 31, 2015 are as follows (in thousands):

	September 30,	December 31,
	2016	2015
Raw materials	$53,045	$53,783
Work in process	4,631	6,646
Finished goods	49,253	45,949

	$106,929	$106,378

Deferred Cost of Revenue

Deferred cost of revenue related to unrecognized revenue on shipments to customers was $3.2 and $8.7 million as of September 30, 2016 and December 31, 2015, respectively, and is included in other current assets in our Condensed Consolidated Balance Sheets.

Product Warranty Reserves

The changes in product warranty reserves during the nine months ended September 30, 2016 and 2015 are as follows (in thousands):

	2016	2015
Balance at January 1,	$9,635	$9,682
Liability assumed through business acquisition	—	1,006
Provisions, net of releases	9,678	8,670
Settlements	(9,156)	(9,799)

Balance at September 30,	$10,157	$9,559

Accumulated Other Comprehensive Loss (“OCI”)

OCI classified within stockholders’ equity in our Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015 is as follows (in thousands):

	September 30,	December 31,
	2016	2015
Net unrealized investment gains (losses)	$425	$(376)
Currency translation losses	(13,756)	(17,049)
Net unrealized gains on cash flow hedges	12	1

Accumulated other comprehensive loss	$(13,319)	$(17,424)

Amounts reclassified out of OCI were $0.1 million, net of tax, and less than $0.1 million, net of tax, during the three and nine months ended September 30, 2016, and were less than $0.1 million, net of tax, during the three and nine months ended September 30, 2015, and consisted of unrealized gains and losses from investments in debt securities that are reported within interest income and other income (expense), net, in our Condensed Consolidated Statements of Operations.

4. Acquisitions

We acquired Optitex Ltd. (“Optitex”) and Rialco Limited (“Rialco”) during 2016, which have been included in our Productivity Software and Industrial Inkjet operating segments, respectively. Acquisition-related transaction costs were $0.4 and $1.7 million during the three and nine months ended September 30, 2016, respectively, and $1.6 and $4.2 million during the three and nine months ended September 30, 2015, respectively.

These acquisitions were accounted for as purchase business combinations. We allocated the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their estimated fair value on their respective acquisition dates. Excess purchase consideration was recorded as goodwill. Factors contributing to a purchase price that results in goodwill include, but are not limited to, the retention of research and development personnel with skills to develop future technology, support personnel to provide maintenance services related to the products, a trained sales force capable of selling current and future products, the opportunity to cross-sell products of the acquired businesses to existing customers, the positive reputation of Optitex and Rialco in the market, and the opportunity to expand our presence in the digital inkjet textile printing market through the synergy of Optitex technology with the Reggiani Macchine SpA (“Reggiani”) digital inkjet textile printer business. Rialco’s technical and commercial capabilities benefit the Industrial Inkjet operating segment in the sourcing, specification, and purification of high quality dyes and expand our research, development, and innovation base to develop ink for the signage, ceramic, and packaging markets.

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

The fair value of the earnout related to the Optitex acquisition is currently estimated to be $24.0 million by applying the income approach in accordance with ASC 805-30-25-5, Business Combinations, adjusted for the impact of post-acquisition foreign currency translation changes. Key assumptions include a risk-free discount rate of 2.3% and probability-adjusted revenue and operating profit levels. Probability-adjusted revenue and operating profit are significant inputs that are not observable in the market, which are referred to as Level 3 inputs in ASC 820-10-35, Fair Value Measurement. This contingent liability is reflected in the Condensed Consolidated Balance Sheet as of September 30, 2016, as a noncurrent liability with the first payment due in the fourth quarter of 2017, if earned. In accordance with ASC 805-30-35-1, changes in the fair value of contingent consideration subsequent to the acquisition date are recognized in general and administrative expenses

Industrial Inkjet Operating Segment

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

The fair value of the earnout related to the Rialco acquisition is currently estimated to be $2.0 million by applying the income approach in accordance with ASC 805-30-25-5, adjusted for the impact of post-acquisition foreign currency translation changes. Key assumptions include a risk-free discount rate of 0.8% and probability-adjusted revenue and gross profit levels. Probability-adjusted revenue and gross profit are significant inputs that are not observable in the market, which ASC 820-10-35, refers to as Level 3 inputs. This contingent liability is reflected in the Condensed Consolidated Balance Sheet as of September 30, 2016, as a current and noncurrent liability of $0.8 and $1.2 million, respectively, with the first payment due in the third quarter of 2017, if earned. In accordance with ASC 805-30-35-1, changes in the fair value of contingent consideration subsequent to the acquisition date are recognized in general and administrative expenses.

Valuation Methodologies

Intangible assets acquired consist of customer relationships, customer backlog, trade names, existing technology, and in-process research & development (“IPR&D”).

Customer Relationships and Backlog were valued using the excess earnings method, which is an income approach. The value of customer relationships lies in the generation of a consistent and predictable revenue source without incurring the costs normally required to develop the relationships. Customer relationships were valued by estimating the revenue attributable to existing customer relationships and probability-weighted in each forecast year to reflect the uncertainty of maintaining existing relationships based on historical attrition rates using discount rates of 25% and 30% for Optitex and Rialco, respectively.

Customer backlog represents unfulfilled customer purchase orders at the acquisition date that will provide a relatively secure revenue stream, subject only to potential customer cancellation and discount rates of 23% and 19% for Optitex and Rialco, respectively. These backlogs are expected to be fulfilled within one year.

Trade Names were valued using the relief from royalty method with royalty rates based on various factors including an analysis of market data, comparable trade name agreements, historical advertising dollars spent supporting the trade name, and discount rates of 25% and 30% for Optitex and Rialco, respectively.

Existing Technology for Optitex was valued using the relief from royalty method based on royalty rates for similar technologies. The value of existing Optitex technology is derived from consistent and predictable revenue, including the opportunity to cross-sell to existing customers, and the avoidance of the costs associated with developing the technology. Revenue related to existing technology was adjusted in each forecast year to reflect the evolution of the technology and the cost of sustaining research and development required to maintain the technology using a 25% discount rate.

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

Pro forma results of operations for Optitex and Rialco have not been presented because their pre-acquisition revenue and net income are not material to our Condensed Consolidated Results of Operations for the three and nine months ended September 30, 2016 and 2015. Goodwill, which represents the excess of the purchase price over the net tangible and intangible assets acquired, that was generated by our acquisition of Rialco is not deductible for tax purposes. Goodwill that was generated by our acquisition of Optitex is deductible for U.S. tax purposes, but is not deductible for tax purposes in Israel.

Rialco generates revenue and incurs operating expenses primarily in British pounds sterling. Upon consideration of the salient economic indicators discussed in ASC 830-10-55-5, Foreign Currency Matters, we consider the British pounds sterling to be the functional currency for Rialco.

Optitex generates revenue and incurs operating expenses primarily in local currencies. Upon consideration of the salient economic indicators, we consider the local currency in each of Optitex’s primary locations (shekel, rupee, Euro, and U.S. dollar) to be the functional currencies for Optitex.

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

Our available-for-sale short-term investments as of September 30, 2016 and December 31, 2015 are as follows (in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
September 30, 2016
U.S. government and sponsored entities	$76,150	$232	$(44)	$76,338
Corporate debt securities	199,444	496	(148)	199,792
Asset-backed securities	27,887	150	(10)	28,027
Mortgage-backed securities – residential	1,984	6	(3)	1,987

Total short-term investments	$305,465	$884	$(205)	$306,144

December 31, 2015
U.S. government and sponsored entities	$98,411	$12	$(137)	$98,286
Corporate debt securities	198,498	20	(510)	198,008
Asset-backed securities	35,276	195	(174)	35,297
Mortgage-backed securities – residential	1,689	2	(6)	1,685

Total short-term investments	$333,874	$229	$(827)	$333,276

The fair value and duration that investments, including cash equivalents, have been in a gross unrealized loss position as of September 30, 2016 and December 31, 2015 are as follows (in thousands):

	Less than 12 Months		More than 12 Months		TOTAL
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2016
U.S. government and sponsored entities	$41,474	$(44)	$—	$—	$41,474	$(44)
Corporate debt securities	59,274	(70)	23,079	(78)	82,353	(148)
Asset-backed securities	214	—	5,627	(10)	5,841	(10)
Mortgage-backed securities – residential	235	—	208	(3)	443	(3)

Total	$101,197	$(114)	$28,914	$(91)	$130,111	$(205)

December 31, 2015
U.S. government and sponsored entities	$82,366	$(137)	$—	$—	$82,366	$(137)
Corporate debt securities	136,274	(448)	16,940	(62)	153,214	(510)
Asset-backed securities	27,928	(103)	7,131	(71)	35,059	(174)
Mortgage-backed securities – residential	764	(2)	269	(4)	1,033	(6)

Total	$247,332	$(690)	$24,340	$(137)	$271,672	$(827)

For fixed income securities that have unrealized losses as of September 30, 2016, we have determined that we do not have the intent to sell any of these investments and it is not more likely than not that we will be required to sell any of these investments before recovery of the entire amortized cost basis. We have evaluated these fixed income securities and determined that no credit losses exist. Accordingly, management has determined that the unrealized losses on our fixed income securities as of September 30, 2016 were temporary in nature.

Amortized cost and estimated fair value of investments as of September 30, 2016 are summarized by maturity date as follows (in thousands):

	Amortized cost	Fair value
Mature in less than one year	$107,936	$107,888
Mature in one to three years	197,529	198,256

Total short-term investments	$305,465	$306,144

Net realized gains of $0.1 and $0.3 million from sales of investments were recognized in interest income and other income (expense), net, during the three and nine months ended September 30, 2016, respectively. Net realized gains of less than $0.1 million from sales of investments were recognized in interest income and other income (expense), net, during the three and nine months ended September 30, 2015. Net unrealized gains of $0.7 million and net unrealized losses of $0.6 million, respectively, were included in OCI in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015, respectively.

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

Our investments and liabilities measured at fair value have been presented in accordance with the fair value hierarchy specified in ASC 820 as of September 30, 2016 and December 31, 2015 in order of liquidity as follows (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
September 30, 2016
Assets:
Money market funds	$15,742	$15,742	$—	$—
U.S. government and sponsored entities	76,338	53,483	22,855	—
Corporate debt securities	200,027	—	200,027	—
Asset-backed securities	28,027	—	27,956	71
Mortgage-backed securities – residential	1,987	—	1,987	—

	$322,121	$69,225	$252,825	$71

Liabilities:
Contingent consideration, current and noncurrent	$85,396	$—	$—	$85,396
Self-insurance	598	—	—	598

	$85,994	$—	$—	$85,994

December 31, 2015
Assets:
Money market funds	$13,221	$13,221	$—	$—
U.S. government and sponsored entities	98,286	34,712	63,574	—
Corporate debt securities	198,778	—	198,778	—
Asset-backed securities	35,297	—	35,113	184
Mortgage-backed securities – residential	1,684	—	1,684	—

	$347,266	$47,933	$299,149	$184

Liabilities:
Contingent consideration, current and noncurrent	$54,796	$—	$—	$54,796
Self-insurance	1,268	—	—	1,268

	$56,064	$—	$—	$56,064

Money market funds consist of $15.7 and $13.2 million, which have been classified as cash equivalents as of September 30, 2016 and December 31, 2015, respectively. Corporate debt securities include $0.2 and $0.7 million, which have been classified as cash equivalents as of September 30, 2016 and December 31, 2015, respectively.

Investments are generally classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices or alternative pricing sources with reasonable levels of price transparency. Investments in U.S. Treasury obligations and overnight money market mutual funds have been classified as Level 1 because these securities are valued based on quoted prices in active markets or are actively traded at $1.00 Net Asset Value. There have been no transfers between Level 1 and 2 during the nine months ended September 30, 2016 and 2015.

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

The fair value of these earnouts is estimated to be $85.4 and $54.8 million as of September 30, 2016 and December 31, 2015, respectively, by applying the income approach in accordance with ASC 805-30-25-5. Key assumptions include risk-free discount rates between 0.6% and 4.98% (Monte Carlo valuation method) and discount rates between 4.2% and 6.0% (probability-adjusted method), as well as probability-adjusted revenue, gross profit, operating profit, and earnings before interest and taxes (“EBIT”) levels. Probability-adjusted revenue, gross profit, operating profit, and EBIT are significant inputs that are not observable in the market, which ASC 820-10-35 refers to as Level 3 inputs. These contingent liabilities have been reflected in the Condensed Consolidated Balance Sheet as of September 30, 2016 as current and noncurrent liabilities of $30.3 and $55.1 million, respectively.

The fair value of contingent consideration increased by $6.3 million, including $1.9 million of earnout interest accretion related to all acquisitions, during the nine months ended September 30, 2016. The Optitex, Reggiani, DirectSmile, and CTI earnout performance probabilities increased while the DIMS earnout performance probability decreased during the nine months ended September 30, 2016. The fair value of contingent consideration decreased by $2.1 million, which is net of $1.4 million of earnout interest accretion related to all acquisitions, during the year ended December 31, 2015. The DIMS, DirectSmile, GamSys, and Metrix earnout performance probabilities decreased in 2015. In accordance with ASC 805-30-35-1, changes in the fair value of contingent consideration subsequent to the acquisition date have been recognized in general and administrative expense.

Earnout payments during the nine months ended September 30, 2016 of $1.2, $0.4, and $0.2 million are primarily related to the previously accrued DirectSmile, SmartLinc, and Metrix contingent consideration liabilities, respectively. Earnout payments during the year ended December 31, 2015 of $2.0, $1.1, $0.6, and $0.3 million are primarily related to the previously accrued Technique, GamSys, Metrix, and SmartLinc contingent consideration liabilities, respectively.

Changes in the fair value of contingent consideration are summarized as follows (in thousands):

Liability for Contingent Consideration
Fair value of contingent consideration at January 1, 2015	$12,277

Fair value of Reggiani contingent consideration at July 1, 2015	43,170
Fair value of CTI contingent consideration at October 6, 2015	2,551
Fair value of Shuttleworth contingent consideration at November 4, 2015	5,077
Changes in valuation	(3,575)
Payments	(4,093)
Foreign currency adjustment	(611)

Fair value of contingent consideration at December 31, 2015	$54,796

Fair value of Rialco contingent consideration at March 1, 2016	$2,109
Fair value of Optitex contingent consideration at June 16, 2016	22,300
Changes in valuation	6,308
Payments	(1,868)
Foreign currency adjustment	1,751

Fair value of contingent consideration at September 30, 2016	$85,396

Since the primary inputs to the fair value measurement of contingent consideration liability are the discount rate and probability-adjusted revenue, we reviewed the sensitivity of the fair value measurement to changes in these inputs. We assessed the probability of achieving the revenue performance targets for contingent consideration associated with each acquisition at percentage levels between 60% and 100% as of each respective acquisition date based on an assessment of the historical performance of each acquired entity, our current expectations of future performance, and other relevant factors. A change in probability-adjusted revenue of five percentage points from the level assumed in the current valuations would result in an increase in the fair value of contingent consideration of $2.7 million or a decrease of $6.2 million resulting in a corresponding adjustment to general and administrative expense. A change in the discount rate of one percentage point results in an increase in the fair value of contingent consideration of $0.3 million or a decrease of $1.9 million. The potential undiscounted amount of future contingent consideration cash payments that we could be required to make related to our business acquisitions, beyond amounts currently accrued, is $23.3 million as of September 30, 2016.

Fair Value of Derivative Instruments

We utilize the income approach to measure the fair value of our derivative assets and liabilities. The income approach uses pricing models that rely on market observable inputs such as yield curves, currency exchange rates, and forward prices, and are therefore classified as Level 2 measurements. The notional amount of our derivative assets and liabilities was $156.8 and $118.6 million as of September 30, 2016 and December 31, 2015, respectively. The fair value of our derivative assets and liabilities that were designated for cash flow hedge accounting treatment having notional amounts of $3.2 and $3.2 million as of September 30, 2016 and December 31, 2015, respectively, was not material.

Fair Value of Convertible Senior Notes

In September 2014, we issued $345 million aggregate principal amount of our Notes. The Notes are carried at their original issuance value, net of unamortized debt discount, and are not marked to market each period. The approximate fair value of the Notes as of September 30, 2016 was approximately $383 million and was considered a Level 2 fair value measurement. Fair value was estimated based upon actual quotations obtained at the end of the reporting period or the most recent date available. A substantial portion of the market value of our Notes in excess of the outstanding principal amount relates to the conversion premium.

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

The initial conversion rate is 18.9667 shares of common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $52.72 per share of common stock. Upon conversion of the Notes, holders will receive cash, shares of common stock or a combination thereof, at our election. Our intent is to settle the principal amount of the Notes in cash upon conversion. If the conversion value exceeds the principal amount, we would deliver shares of our common stock for our conversion obligation in excess of the aggregate principal amount. As of September 30, 2016, none of the conditions listed below allowing holders of the Notes to convert had been met.

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

The Notes consist of the following as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30,	December 31,
	2016	2015
Liability component	$345,000	$345,000
Debt discount, net of amortization	(39,363)	(48,515)
Debt issuance costs, net of amortization	(4,660)	(5,751)

Net carrying amount	$300,977	$290,734

Equity component	$63,643	$63,643
Less: debt issuance costs allocated to equity	(1,582)	(1,582)

Net carrying amount	$62,061	$62,061

Upon adoption of ASU 2015-03, $5.8 million of debt issuance costs have been reclassified from other current assets and other assets to a direct reduction of convertible senior notes, net, in our Condensed Consolidated Balance Sheet as of December 31, 2015.

Interest expense recognized related to the Notes during the three and nine months ended September 30, 2016 and 2015 was as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
0.75% coupon	$654	$654	$1,941	$1,948
Amortization of debt issuance costs	373	354	1,092	1,042
Amortization of debt discount	3,126	2,961	9,152	8,698

	$4,153	$3,969	$12,185	$11,688

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

7. Income taxes

We recognized tax benefits of $11.8 and $9.0 million on pretax net income of $5.8 and $15.9 million during the three and nine months ended September 30, 2016, respectively. We recognized a tax benefit of $2.8 million and a tax provision of $0.1 million on pretax net income of $7.5 and $23.3 million during the three and nine months ended September 30, 2015, respectively. The provisions for income taxes before discrete items reflected in the table below were $3.3 and $6.1 million during the three and nine months ended September 30, 2016, respectively, and $3.5 and $7.6 million during the three and nine months ended September 30, 2015, respectively. The decrease in the provision for income taxes before discrete items for the three and nine months ended September 30, 2016, compared with the same periods in the prior year, is primarily due to the decrease in profitability before income taxes.

Primary differences between our provision for income taxes before discrete items and the income tax provision at the U.S. statutory rate of 35% include lower taxes on permanently reinvested foreign earnings and the tax effects of stock-based compensation expense pursuant to ASC 718-740, Stock Compensation – Income Taxes, which are non-deductible for tax purposes.

Our tax provision before discrete items is reconciled to our recorded provision for income taxes during the three and nine months ended September 30, 2016 and 2015 as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Provision for income taxes before discrete items	$3.3	$3.5	$6.1	$7.6
Interest related to unrecognized tax benefits	—	0.1	0.3	0.3
Benefit related to U.S. transfer pricing adjustment	—	—	—	(0.4)
Benefit related to Spanish statutory and tax intangibles write-off	—	—	—	(0.3)
Benefit related to stock based compensation, including ESPP dispositions	(1.4)	(0.2)	(1.7)	(0.4)
Benefit from reassessment of tax provision upon filing tax return	(0.2)	(1.8)	(0.2)	(1.8)
Benefit from reversals of uncertain tax positions due to statute of limitation expirations	(13.5)	(4.4)	(13.5)	(4.9)

Provision for (benefit from) income taxes	$(11.8)	$(2.8)	$(9.0)	$0.1

As of September 30, 2016 and December 31, 2015, gross unrecognized benefits that would affect the effective tax rate if recognized were $35.8 and $43.5 million, respectively. Over the next twelve months, our existing tax positions will continue to generate increased liabilities for unrecognized tax benefits. It is reasonably possible that our gross unrecognized tax benefits will decrease up to $4.8 million in the next twelve months primarily due to the lapse of the statute of limitations for federal and state tax purposes. These adjustments, if recognized, would positively impact our effective tax rate, and would be recognized as additional tax benefits in our Condensed Consolidated Statements of Operations.

In accordance with ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, Similar Tax Loss, or Tax Credit Carryforward Exists, we recorded $23.5 million of gross unrecognized tax benefits as an offset to deferred tax assets as of September 30, 2016, and the remaining $12.3 million has been recorded as noncurrent income taxes payable.

We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of September 30, 2016 and December 31, 2015, we have accrued $0.8 and $0.5 million, respectively, for potential payments of interest and penalties.

In accordance with ASU 2016-09, which was adopted in the second quarter of 2016, we recorded $2.2 million of deferred tax assets related to excess tax benefits for federal research and development income tax credits not previously benefitted and $0.6 million of deferred tax assets for the tax benefit on the cumulative effect adjustment associated with the change in accounting for RSU forfeitures.

We are subject to examination by the Internal Revenue Service (“IRS”) for the 2013-2015 tax years, state tax jurisdictions for the 2011-2015 tax years, the Netherlands tax authority for the 2014-2015 tax years, the Spanish tax authority for the 2012-2015 tax years, and the Italian tax authority for the 2012-2015 tax years.

8. Commitments and Contingencies

Contingent Consideration

We are required to make payments to the former stockholders of acquired companies based on the achievement of specified performance targets as more fully explained in Note 5 – Investments and Fair Value Measurements.

Lease Commitments and Contractual Obligations

As of September 30, 2016, we have leased certain of our current facilities under noncancellable operating lease agreements. We are required to pay property taxes, insurance, and nominal maintenance costs for certain of these facilities and any increases over the base year of these expenses on the remainder of our facilities.

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

Assets held for sale of $3.8 million have been reclassified to Other Current Assets as of September 30, 2016 consisting of $2.9 million net book value of the facility and $0.9 million of related land. Management expects the sale and related lease-back to be completed in the next nine months.

Off-Balance Sheet Financing - Synthetic Lease Arrangements

On August 26, 2016, we entered into a 48.5 year lease agreement, inclusive of two renewal options, with the City of Manchester to lease 16.9 acres adjacent to the Manchester Regional Airport. This lease agreement is subject to a sublease agreement with Bank of Tokyo – Mitsubishi UFJ Leasing & Finance LLC (“BTMU”) during the term of the synthetic lease related to the manufacturing facility that is being constructed on the site. Minimum lease payments are $13.1 million during the 48.5 year term, excluding the portion financed into the synthetic lease related to the manufacturing facility. We are treated as the owner of the construction project for federal income tax purposes.

On August 26, 2016, we entered into a six-year synthetic lease with BTMU whereby a 225,000 square foot manufacturing and warehouse facility is under construction related to our super-wide format industrial digital inkjet printer business in the Industrial Inkjet operating segment at a projected cost of $40 million and a construction period of 18 months. Minimum lease payments during the initial term are $1.8 million. Upon completion of the initial term, we have the option to renew the lease, purchase the facility, or return the facility to BTMU subject to an 89% residual value guarantee under which we would recognize additional rent expense in the form of a variable rent payment. We have assessed our exposure in relation to the residual value guarantee and believe that there is no deficiency to the guaranteed value with respect to funds expended by BTMU as of September 30, 2016.

The funds pledged under the lease represent 115% of the total expenditures made by BTMU through September 30, 2016. The funds are invested in $3.1 and $0.7 million of U.S. government securities and cash equivalents, respectively, with a third party trustee and will be restricted during the construction period. Upon completion of construction, the funds will be released as cash and cash equivalents. The portion of released funds that represents 100% of the total expenditures made by BTMU will be deposited with BTMU and restricted as collateral until the end of the underlying synthetic lease period.

The funds pledged as collateral are invested in U.S. government securities and cash equivalents as of September 30, 2016, and are classified as Level 1 in the fair value hierarchy as more fully defined in Note 5—Investments and Fair Value Measurements. Net unrealized gains of less than $0.1 million were included in OCI in the accompanying Condensed Consolidated Balance Sheet as of September 30, 2016.

We have applied the accounting and disclosure requirements set forth in ASC 810-10, Consolidation, for variable interest entities (“VIEs”). We have evaluated the synthetic lease agreement to determine if the arrangement qualifies as a VIE under ASC 810-10. We have determined that the synthetic lease agreement does not qualify as a VIE, and as such, we are not required to consolidate the VIE in our condensed consolidated financial statements.

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

As of September 30, 2016, we are subject to the matter discussed below.

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

Other Matters

As of September 30, 2016, we were subject to various other claims, lawsuits, investigations, and proceedings in addition to the matter discussed above. There is at least a reasonable possibility that additional losses may be incurred in excess of the amounts that we have accrued. However, we believe that these claims are not material to our financial statements or the range of reasonably possible losses is not reasonably estimable. Litigation is inherently unpredictable, and while we believe that we have valid defenses with respect to legal matters pending against us, our financial statements could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies or because of the diversion of management’s attention and the incurrence of significant expenses.

9. Segment Information and Geographic Data

Operating segment information is required to be presented based on the internal reporting used by the chief operating decision making group (“CODM”) to allocate resources and evaluate operating segment performance. Our CODM is comprised of our Chief Executive Officer and Chief Financial Officer. The CODM group is focused on assessment and resource allocation among the Industrial Inkjet, Productivity Software, and Fiery operating segments.

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

Operating segment profit (i.e., gross profit), excluding stock-based compensation expense, during the three and nine months ended September 30, 2016 and 2015 is summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Industrial Inkjet
Revenue	$143,004	$122,566	$408,926	$305,815
Gross profit	50,433	42,428	141,927	104,863
Gross profit percentages	35.3%	34.6%	34.7%	34.3%
Productivity Software
Revenue	$39,663	$31,706	$108,554	$96,497
Gross profit	30,041	23,142	80,961	70,173
Gross profit percentages	75.7%	73.0%	74.6%	72.7%
Fiery
Revenue	$62,908	$74,422	$207,878	$223,657
Gross profit	45,362	51,500	147,938	157,562
Gross profit percentages	72.1%	69.2%	71.2%	70.4%

Operating segment profit (i.e., gross profit) is reconciled to our Condensed Consolidated Statements of Operations during the three and nine months ended September 30, 2016 and 2015 as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Segment gross profit	$125,836	$117,070	$370,826	$332,598
Stock-based compensation expense	(642)	(785)	(1,873)	(2,357)
Other items excluded from segment profit	—	—	(315)	(113)

Gross profit	$125,194	$116,285	$368,638	$330,128

Tangible and intangible assets, net of liabilities, are summarized by operating segment as follows (in thousands):

September 30, 2016	Industrial Inkjet	Productivity Software	Fiery	Corporate and Unallocated Net Assets	Total
Goodwill	$146,657	$158,716	$63,624	$—	$368,997
Identified intangible assets, net	89,432	42,937	108	—	132,477
Tangible assets, net of liabilities	151,132	(36,941)	32,974	181,934	329,099

Net tangible and intangible assets	$387,221	$164,712	$96,706	$181,934	$830,573

December 31, 2015
Goodwill	$142,183	$133,128	$63,482	$—	$338,793
Identified intangible assets, net	101,623	33,432	497	—	135,552
Tangible assets, net of liabilities	102,351	(10,023)	23,954	233,567	349,849

Net tangible and intangible assets	$346,157	$156,537	$87,933	$233,567	$824,194

Corporate and unallocated assets consist of cash and cash equivalents, short-term investments, restricted investments, corporate headquarters facility, convertible notes, imputed financing obligation, taxes receivable, and taxes payable.

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

Our revenue by ship-to destination during the three and nine months ended September 30, 2016 and 2015 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Americas	$128,252	$121,116	$363,977	$337,050
Europe, Middle East, and Africa (“EMEA”)	85,009	79,934	264,469	205,191
Asia Pacific (“APAC”)	32,314	27,644	96,912	83,728

Total revenue	$245,575	$228,694	$725,358	$625,969

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

Our exposures are primarily related to non-U.S. dollar-denominated revenue in Europe, the U.K., Latin America, China, Israel, Australia, New Zealand, and Canada, and to non-U.S. dollar-denominated operating expenses in Europe, India, Japan, the U.K., China, Israel, Brazil, and Australia. We hedge our operating expense cash flow exposure in Indian rupees. We hedge balance sheet remeasurement exposure associated with Brazilian real, British pound sterling, Israeli shekel, Australian dollar, Japanese yen, Chinese renminbi, and Euro-denominated intercompany balances; Brazilian real, British pound sterling, Australian dollar, Israeli shekel, and Euro-denominated trade receivables, and British pound sterling, Indian rupee, and Euro-denominated net monetary assets.

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

Cash Flow Hedges

Foreign currency derivative contracts with notional amounts of $3.2 million have been designated as cash flow hedges of our Indian rupee operating expense exposure at September 30, 2016 and December 31, 2015. The fair value of the net assets (liabilities) related to these cash flow hedges are not material. The changes in fair value of these contracts are reported as a component of OCI and reclassified to operating expense in the periods of payment of the hedged operating expenses. The amount of ineffectiveness that was recorded in the Condensed Consolidated Statements of Operations for these designated cash flow hedges was immaterial. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.

Balance Sheet Hedges

Forward contracts not designated for hedge accounting treatment with notional amounts of $153.6 and $115.4 million are used to hedge foreign currency balance sheet exposures at September 30, 2016 and December 31, 2015, respectively. They are not designated for hedge accounting treatment since there is a natural offset for the remeasurement of the underlying foreign currency denominated asset or liability. We recognize changes in the fair value of non-designated derivative instruments in earnings in the period of change. Gains and losses on foreign currency forward contracts used to hedge balance sheet exposures are recognized in interest income and other income (expense), net, in the same period as the remeasurement gain or loss of the related foreign currency denominated assets and liabilities. Forward contracts not designated for hedge accounting treatment consist of hedges of Brazilian real, British pound sterling, Israeli shekel, Australian dollar, Japanese yen, Chinese renminbi, and Euro-denominated intercompany balances with notional amounts of $84.6 and $63.7 million; hedges of Brazilian real, British pound sterling, Australian dollar, Israeli shekel, and Euro-denominated trade receivables with notional amounts of $56.1 and $49.1 million; and hedges of British pounds sterling, Indian rupee, and Euro-denominated other net monetary assets with notional amounts of $12.9 and $2.6 million at September 30, 2016 and December 31, 2015, respectively.

11. Restructuring and Other

During the three and nine months ended September 30, 2016 and 2015, cost reduction actions were taken to lower our operating expense run rate as we analyze and re-align our cost structure following our business acquisitions. These charges primarily relate to cost reduction actions undertaken to integrate recently acquired businesses, consolidate facilities, and lower our operating expense run rate. Restructuring and other consists primarily of restructuring, severance, retention, facility downsizing and relocation, and acquisition integration expenses. Our restructuring and other plans are accounted for in accordance with ASC 420, Exit or Disposal Cost Obligations, ASC 712, Compensation – Non-Retirement Postemployment Benefits, and ASC 820.

Restructuring and other costs were $1.3 and $5.7 million during the three and nine months ended September 30, 2016, respectively, and $0.6 and $2.5 million during the three and nine months ended September 30, 2015, respectively. Restructuring and other costs include severance charges of $0.6 and $3.7 million related to reductions in head count of 16 and 114 during the three and nine months ended September 30, 2016, respectively, and $0.5 and $1.8 million related to reduction in head count of 17 and 65 during the three and nine months ended September 30, 2015, respectively. Severance costs include severance payments, related employee benefits, outplacement fees, and employee relocation costs.

Facilities relocation and downsizing expenses were $0.6 and $0.5 million during the nine months ended September 30, 2016 and 2015, primarily related to the relocation of certain manufacturing and administrative locations to accommodate space requirements. Integration expenses of $0.6 and $1.5 million during the three and nine months ended September 30, 2016, respectively, and $0.1 and $0.2 million during the three and nine months ended September 30, 2015, were required to integrate our business acquisitions.

Restructuring and other reserve activities during the nine months ended September 30, 2016 and 2015 are summarized as follows (in thousands):

	2016	2015
Reserve balance at January 1,	$3,019	$2,102
Restructuring	2,878	1,554
Other	2,856	991
Non-cash restructuring and other	(403)	—
Cash payments	(6,174)	(2,699)

Reserve balance at September 30,	2,176	1,948

12. Stock-based Compensation

We account for stock-based payment awards in accordance with ASC 718, Stock Compensation, which requires the measurement and recognition of compensation expense for all equity awards granted to our employees and directors, including employee stock options, RSUs, and ESPP purchase rights related to all stock-based compensation plans based on the fair value of such awards on the date of grant. We amortize stock-based compensation cost on a graded vesting basis over the vesting period reduced by forfeitures, after assessing the probability of achieving the requisite performance criteria with respect to performance-based awards. Stock-based compensation cost is recognized over the requisite service period for each separately vesting tranche of the award as though the award were, in substance, multiple awards. Prior to adoption of ASU 2016-09 in the first quarter of 2016 as explained more fully in Note 1 – Basis of Presentation and Significant Accounting Policies, stock-based compensation expense included estimated forfeitures.

Stock-based compensation expense related to stock options, ESPP purchase rights, and RSUs during the three and nine months ended September 30, 2016 and 2015 is summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Stock -based compensation expense by type of award:
RSUs	$7,979	$8,209	$24,931	$24,485
ESPP	574	990	1,932	3,217
Employee stock options	—	329	79	385

Total stock-based compensation expense	8,553	9,528	26,942	28,087
Income tax effect	(3,649)	(2,787)	(7,895)	(7,451)

Stock-based compensation expense, net of tax	$4,904	$6,741	$19,047	$20,636

Valuation Assumptions for Stock Options and ESPP Purchase Rights

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

Stock options were not granted during the three and nine months ended September 30, 2016 and 2015. The estimated weighted average fair value per share of ESPP purchase rights issued and the underlying weighted average assumptions for the three and nine months ended September 30, 2016 and 2015 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Weighted average fair value per share	$12.00	$11.35	$10.69	$10.28
Expected volatility	26%-32%	19%-25%	22%-32%	19%-28%
Risk-free interest rate	0.4%-0.7%	0.1%-0.7%	0.4%-0.8%	0.1%-0.7%
Expected term (in years)	0.5-2.0	0.5-2.0	0.5-2.0	0.5-2.0

Stock options outstanding and exercisable, including performance-based and market-based options, as of September 30, 2016 and activity during the nine months ended September 30, 2016 are summarized below (in thousands, except weighted average exercise price and remaining contractual term):

	Shares outstanding	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Options outstanding at January 1, 2016	443	$13.20
Options forfeited and expired	(12)	10.77
Options exercised	(51)	11.69

Options outstanding at September 30, 2016	380	$13.48	1.54	$13,467

Options vested and expected to vest at September 30, 2016	380	$13.48	1.54	$13,467

Options exercisable at September 30, 2016	380	$13.48	1.54	$13,467

Aggregate intrinsic value for stock options represents the difference between the closing price per share of our common stock on the last trading day of the fiscal period and the option exercise price multiplied by the number of in-the-money stock options outstanding, vested and expected to vest, and exercisable at September 30, 2016.

Non-vested RSUs, including performance-based and market-based RSUs, as of September 30, 2016 and activity during the nine months ended September 30, 2016 are summarized below (shares in thousands):

Non-vested shares	Shares	Weighted average grant date fair value
Non-vested at January 1, 2016	1,814	$40.53
Restricted stock granted	1,222	43.16
Restricted stock vested	(717)	37.78
Restricted stock forfeited	(290)	39.30

Non-vested at September 30, 2016	2,029	$43.26

Vested RSUs

Performance-based RSUs that vested based on financial results are included in the period that the performance and related service criteria were met. The grant date fair value of RSUs vested during the nine months ended September 30, 2016 was $27.1 million. The aggregate intrinsic value at September 30, 2016 for RSUs expected to vest was $72.1 million and the remaining weighted average vesting period was 1.28 years. Aggregate intrinsic value for RSUs vested and expected to vest represents the closing price per share of our common stock on the last trading day of the fiscal period, multiplied by the number of RSUs vested and expected to vest as of September 30, 2016. RSUs expected to vest represent time-based RSUs unvested and outstanding at September 30, 2016, and performance-based RSUs for which the requisite service period has not been rendered, but are expected to vest based on the achievement of performance conditions.

Performance-based and Market-based RSUs and Stock Options

Performance-based and market-based RSUs and stock options included in the tables above as of September 30, 2016 and activity during the nine months ended September 30, 2016 are summarized below (in thousands):

	Performance-based		Market-based
	RSUs	Stock Options	RSUs
Non-vested at December 31, 2015	920	16	23

Granted	730	—	—
Vested	(223)	(4)	—
Forfeited	(244)	(12)	—

Non-vested at September 30, 2016	1,183	—	23

Performance-based and market-based stock options were not granted during the nine months ended September 30, 2016. We use the BSM option pricing model to value performance-based RSUs. The weighted average grant date fair value per share of performance-based RSUs granted and the assumptions used to estimate grant date fair value during the nine months ended September 30, 2016 and 2015 are as follows:

	Performance-based		Market-based
	RSUs		RSUs
	Short-term	Long-term
Nine months ended September 30, 2016 Grants
Grant date fair value per share	$39.79	$45.62
Service period (years)	1.0	2.0 - 3.0

Nine months ended September 30, 2015 Grants
Grant date fair value per share	$38.77	$42.76	$33.84
Service period (years)	1.0	2.0 - 3.0
Derived service period (years)			1.6
Implied volatility			30.0%
Risk-free interest rate			1.7%

Our performance-based RSUs generally vest when specified performance criteria are met based on bookings, revenue, cash provided by operating activities, non-GAAP operating income, non-GAAP earnings per share, revenue growth compared to market comparables, non-GAAP earnings per share growth compared to cash flow from operating activities growth, or other targets during the service period; otherwise, they are forfeited. Non-GAAP operating income is defined as operating income determined in accordance with GAAP, adjusted to remove the impact of certain expenses. Non-GAAP earnings per share is defined as net income determined in accordance with GAAP, adjusted to remove the impact of certain expenses, divided by the weighted average number of common shares and dilutive potential common shares outstanding during the period as more fully defined in Note 2 – Earnings Per Share of the Notes to Consolidated Financial Statements.

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

On November 9, 2015, the board of directors cancelled $54.9 million remaining for repurchase under the 2013 authorization and approved a new authorization to repurchase $150 million of outstanding common stock commencing January 1, 2016. This authorization expires December 31, 2018. We repurchased 0.4 and 1.4 million shares for an aggregate purchase price of $18.0 and $57.7 million during the three and nine months ended September 30, 2016.

Our employees have the option to surrender shares of common stock to satisfy their tax withholding obligations that arise on the vesting of RSUs. In connection with stock option exercises, certain employees can surrender shares to satisfy the exercise price of certain stock options and any tax withholding obligations incurred in connection with such exercises. Employees surrendered less than 0.1 and 0.2 million shares for an aggregate purchase price of $3.4 and $7.6 million during the three and nine months ended September 30, 2016, respectively, and 0.1 and 0.2 million shares for an aggregate purchase price of $6.0 and $10.5 million during the three and nine months ended September 30, 2015, respectively.

These repurchased shares reduce shares outstanding and are recorded as treasury stock under the cost method thereby reducing stockholders’ equity by the cost of the repurchased shares. Our buyback program is limited by SEC regulations and is subject to compliance with our insider trading policy.

14. Accounts Receivable

Financing Receivables

ASC 310, Receivables, requires disclosure regarding the credit quality of our financing receivables and allowance for credit losses including disclosure of credit quality indicators, past due information, and modifications of our financing receivables. We had financing receivables of $24.1 and $14.8 million consisting of $11.7 and $10.2 million of sales-type lease receivables, included within other current assets and other assets at September 30, 2016 and December 31, 2015, respectively, and $12.4 and $4.6 million of trade receivables having an original contractual maturity in excess of one year, included within accounts receivable, net of allowance, at September 30, 2016 and December 31, 2015, respectively. The trade receivables of $12.4 and $4.6 million having an original total contractual maturity in excess of one year at September 30, 2016 and December 31, 2015, include $7.4 and $3.2 million, respectively, which are scheduled to be received in less than one year. The credit quality of financing receivables is evaluated on the same basis as trade receivables. We do not have material past due financing receivables.

Accounts Receivable Sales Arrangements

In accordance with ASC 860-20, Transfers and Servicing, trade receivables are derecognized from our Condensed Consolidated Balance Sheet when sold to third parties upon determining that such receivables are presumptively beyond the reach of creditors in a bankruptcy proceeding. The recourse obligation is measured using market data from similar transactions and the servicing liability is determined based on the fair value that a third party would charge to service these receivables. These liabilities were determined to not be material at September 30, 2016 and December 31, 2015.

We have facilities in the U.S. and Italy that enable us to sell to third parties, on an ongoing basis, certain trade receivables with recourse. Trade receivables sold with recourse are generally short-term receivables with payment due dates of less than 10 days from the date of sale, which are subject to a servicing obligation. Trade receivables sold under these facilities were $3.0 and $15.4 million during the three and nine months ended September 30, 2016, respectively, and $ 23.2 million during the year ended December 31, 2015, which approximates the cash received.

We have facilities in Spain and Italy that enable us to sell to third parties, on an ongoing basis, certain trade receivables without recourse. Trade receivables sold without recourse are generally short-term receivables with payment due dates of less than one year, which are secured by international letters of credit. Trade receivables sold under these facilities were $1.0 and $2.2 million during the three and nine months ended September 30, 2016, respectively, and $3.7 million during the year ended December 31, 2015, which approximates the cash received.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make judgments, assumptions, and estimates that affect the amounts reported. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably possible could materially impact the financial statements. Management believes there have been no significant changes during the nine months ended September 30, 2016 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2015.

Recent Accounting Pronouncements

See Note 1 of our Notes to Condensed Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption.

Overview

Key financial results during the three and nine months ended September 30, 2016 were as follows:

•

Our results of operations during the three and nine months ended September 30, 2016 compared with the three and nine months ended September 30, 2015 reflect revenue growth, reduced gross profit as a percentage of revenue, and decreased operating expenses as a percentage of revenue. We completed our acquisitions of Rialco and Optitex in the first and second quarter of 2016, respectively. We completed our acquisitions of Reggiani, Matan, CTI, and Shuttleworth in 2015. Their results are included in our results of operations commencing on their respective acquisition dates.

•

Our consolidated revenue increased by 7% and 16%, or $16.9 and $99.4 million, during the three and nine months ended September 30, 2016, respectively, compared with the three and nine months ended September 30, 2015. Industrial Inkjet and Productivity Software increased by $20.4 and $8.0 million, respectively, partially offset by decreased Fiery revenue, during the three months ended September 30, 2016. Industrial Inkjet and Productivity Software increased by $103.1 and $12.1 million, respectively, partially offset by decreased Fiery revenue, during the nine months ended September 30, 2016, as compared with the same periods in the prior year. Recurring ink and maintenance revenue increased by 22% and 25% during the three and nine months ended September 30, 2016 compared with the same periods in the prior year and represented 32% and 31% of consolidated revenue during the three and nine months ended September 30, 2016, respectively.

•

Our gross profit percentage was 51% during the three and nine months ended September 30, 2016, compared to 51% and 53% during the three and nine months ended September 30, 2015. Gross profit margin decreased to 51% during the nine months ended September 30, 2016, from 53% during the nine months ended September 30, 2015 primarily due to increased Industrial Inkjet revenue at a lower gross profit percentage (35%) compared with Productivity Software (76%) and Fiery (72%). The gross profit percentages increased in the Industrial Inkjet and Productivity Software operating segments compared with the same periods in the prior year.

•

Operating expenses increased by $12.3 and $47.6 million during the three and nine months ended September 30, 2016, respectively, compared with the same periods in the prior year. Operating expenses as a percentage of revenue during the nine months ended September 30, 2016, was comparable to the nine months ended September 30, 2015 at 47%. The increase in operating expenses was primarily due to head count increases related to our business acquisitions, prototype and non-recurring engineering expenses related to future product launches, trade show and marketing program expenses, amortization of intangible assets, increased reserves for litigation and uncollectible accounts, restructuring and other charges, and increased fair value of contingent consideration.

•

Interest expense decreased by $0.1 million during the three months ended September 30, 2016, compared with the three months ended September 30, 2015, primarily due to repayments of debt assumed through business acquisitions. Interest expense increased by $0.4 million during the nine months ended September 30, 2016, compared with the nine months ended September 30, 2015, primarily due to interest accretion on our Notes.

•

Interest income and other income (expense), net, increased to gains of $0.9 and $1.1 million during the three and nine months ended September 30, 2016, respectively, from losses of $0.6 million and $1.0 million during the three and nine months ended September 30, 2015, respectively, primarily due to increased investment income of $0.5 and $1.3 million during the three and nine months ended September 30, 2016, respectively, and decreased foreign exchange losses of $0.9 and $0.3 million during the three and nine months ended September 30, 2016, respectively, resulting primarily from revaluation of foreign currency denominated net assets (mainly denominated in Euros, British pounds sterling, and Indian rupees).

•

We recognized tax benefits of $11.8 and $9.0 million on pre-tax net income of $5.8 and $15.9 million during the three and nine months ended September 30, 2016, respectively, compared to a tax benefit of $2.8 million and a tax provision of $0.1 million on pre-tax net income of $7.5 and $23.3 million during the three and nine months ended September 30, 2015, respectively. The changes in the income tax provision are primarily due to the recognition of previously unrecognized tax benefits during the three and nine months ended September 30, 2016, as compared with September 30, 2015.

Results of Operations

Our Condensed Consolidated Statements of Operations as a percentage of total revenue during the three and nine months ended September 30, 2016 and 2015 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenue	100%	100%	100%	100%
Gross profit	51	51	51	53
Operating expenses:
Research and development	15	16	15	17
Sales and marketing	17	17	18	18
General and administrative	10	8	9	9
Restructuring and other	1	—	1	—
Amortization of identified intangibles	4	4	4	3

Total operating expenses	47	45	47	47

Income from operations	4	6	4	6
Interest expense	(2)	(2)	(2)	(2)
Interest income and other income (expense), net	—	—	—	—

Income before income taxes	2	4	2	4
Benefit from (provision for) income taxes	5	1	1	—

Net income	7%	5%	3%	4%

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

Management believes the ex-currency measures provide investors with an additional perspective on year-over-year financial trends and enables investors to analyze our operating results in the same way management does. A reconciliation of the ex-currency adjustments to GAAP results for the three and nine months ended September 30, 2016 and 2015 and an explanation of how management uses non-GAAP financial information to evaluate its business, the substance behind management’s decision to use this non-GAAP financial information, the material limitations associated with the use of non-GAAP financial information, the manner in which management compensates for those limitations, and the substantive reasons management believes that this non-GAAP financial information provides useful information to investors is included under “Non-GAAP Financial Information” below.

Revenue by Operating Segment during the Three Months Ended September 30, 2016 and 2015

Our revenue by operating segment during the three months ended September 30, 2016 and 2015 was as follows (in thousands):

		Percent		Percent	Change
	2016	of total	2015	of total	$	%
Industrial Inkjet	$143,004	58%	$122,566	54%	$20,438	17%
Productivity Software	39,663	16	31,706	14	7,957	25
Fiery	62,908	26	74,422	32	(11,514)	(15)

Total revenue	$245,575	100%	$228,694	100%	$16,881	7%

Overview

Our consolidated revenue increased by 7% (9 % ex-currency), or $16.9 million, during the three months ended September 30, 2016, compared with the three months ended September 30, 2015, primarily due to increased Reggiani textile and Cretaprint ceramic tile decoration digital inkjet printer revenue, increased ink revenue, and post-acquisition Rialco revenue in the Industrial Inkjet operating segment and increased Radius license revenue and post-acquisition Optitex, CTI, and Shuttleworth revenue in the Productivity Software operating segment.

Industrial Inkjet

Industrial Inkjet revenue increased by 17% (19 % ex-currency) during the three months ended September 30, 2016 compared with the three months ended September 30, 2015. Industrial Inkjet revenue in the super-wide and wide format product lines is benefiting from the ongoing analog to digital technology and solvent to UV ink migration primarily due to:

•	the complementary impact of the Industrial Inkjet business acquisitions including Reggiani textile and Matan super-wide format industrial digital inkjet printers and Rialco ink products,

•	the FabriVu 180/340 soft signage super wide-format roll-to-roll digital inkjet graphics printer manufactured in our Reggiani facility in Italy,

•	the C4 ceramic tile decoration digital inkjet printer,

•	the M4, which is a wider-format ceramic tile decoration digital inkjet printer, which can print with a variety of print heads,

•

increased UV and LED ink revenue as a result of the high utilization that our UV printers are experiencing in the field, partially offset by decreased solvent printer installed base demand measured by solvent ink usage,

•	ink product revenue from our acquisition of Rialco, which closed in the first quarter of 2016, and

•	increased ceramic ink revenue as our internally formulated ceramic ink gains market share.

Productivity Software

Productivity Software revenue increased by 25% (27% ex-currency) during the three months ended September 30, 2016 compared with the three months ended September 30, 2015 primarily due to post-acquisition Optitex, CTI, and Shuttleworth revenue; increased Radius, PrintFlow, Technique, and Metrics license revenue; and annual price increases related to our maintenance contracts.

Fiery

Fiery revenue decreased by 15% (15% ex-currency) during the three months ended September 30, 2016 compared with the three months ended September 30, 2015. Although end customer and reseller preference for Fiery products drives demand, most Fiery revenue relies on printer manufacturers to design, develop, and integrate Fiery technology into their print engines. Fiery revenue decreased primarily due to one significant printer manufacturer purchasing less inventory and weak APAC demand.

Revenue by Operating Segment during the Nine Months Ended September 30, 2016 and 2015

Our revenue by operating segment during the nine months ended September 30, 2016 and 2015 was as follows (in thousands):

		Percent		Percent	Change
	2016	of total	2015	of total	$	%
Industrial Inkjet	$408,926	56%	$305,815	49%	$103,111	34%
Productivity Software	108,554	15	96,497	15	12,057	12
Fiery	207,878	29	223,657	36	(15,779)	(7)

Total revenue	$725,358	100%	$625,969	100%	$99,389	16%

Overview

Our consolidated revenue increased by 16% (17 % ex-currency), or $99.4 million, during the nine months ended September 30, 2016, compared with the nine months ended September 30, 2015, primarily due to increased Reggiani textile and Cretaprint ceramic tile decoration digital inkjet printer revenue, increased ink revenue, and post-acquisition Rialco revenue in the Industrial Inkjet operating segment and increased Radius license revenue and post-acquisition Optitex, CTI, and Shuttleworth revenue in the Productivity Software operating segment.

Industrial Inkjet Revenue

Industrial Inkjet revenue increased by 34% (35% ex-currency) during the nine months ended September 30, 2016 compared with the nine months ended September 30, 2015. Industrial Inkjet revenue in the super-wide and wide format product lines is benefiting from the ongoing analog to digital technology and solvent to UV ink migration primarily due to the complementary impact of the Industrial Inkjet business acquisitions. Increased revenue resulted from nine months of Reggiani textile and Matan super-wide format industrial digital inkjet printer revenue in 2016 compared with three months in 2015, post-acquisition Rialco ink product revenue, the FabriVu 180/340 soft signage super wide-format roll-to-roll digital inkjet graphics printer manufactured in our Reggiani facility, increased ceramic ink revenue as our internally formulated ceramic ink gains market share, and increased UV and LED ink revenue as a result of the high utilization that our UV printers are experiencing in the field, partially offset by decreased solvent printer installed base demand measured by solvent ink usage.

Productivity Software

Productivity Software revenue increased by 12% (14% ex-currency) during the nine months ended September 30, 2016 compared with the nine months ended September 30, 2015 primarily due to post-acquisition Optitex, CTI, and Shuttleworth revenue; increased Pace, Radius, PrintFlow, and Technique license revenue; and annual price increases related to our maintenance contracts.

Fiery

Fiery revenue decreased by 7% (7% ex-currency) during the nine months ended September 30, 2016 compared with the nine months ended September 30, 2015. Although end customer and reseller preference for Fiery products drives demand, most Fiery revenue relies on printer manufacturers to design, develop, and integrate Fiery technology into their print engines. Fiery revenue decreased primarily due to one significant printer manufacturer purchasing less inventory and weak APAC demand.

Revenue by Geographic Area

Shipments to some of our significant printer manufacturer customers are made to centralized purchasing and manufacturing locations, which in turn ship to other locations, making it difficult to obtain accurate geographical shipment data. Accordingly, we believe that export sales of our products into each region may differ from what is reported.

Revenue by Geographic Area during the Three Months Ended September 30, 2016 and 2015

Our revenue by geographic area during the three months ended September 30, 2016 and 2015 was as follows (in thousands):

		Percent		Percent	Change
	2016	of total	2015	of total	$	%
Americas	$128,252	52%	$121,116	53%	$7,136	6%
EMEA	85,009	35	79,934	35	5,075	6
APAC	32,314	13	27,644	12	4,670	17

Total revenue	$245,575	100%	$228,694	100%	$16,881	7%

Overview

Our consolidated revenue increased by approximately 7% (9% ex-currency), or $16.9 million, to $245.6 million during the three months ended September 30, 2016 from $228.7 million during the three months ended September 30, 2015 due to increased Industrial Inkjet and Productivity Software revenue in all geographic regions.

Americas

Americas revenue increased by $7.1 million, or 6% (6% ex-currency), during the three months ended September 30, 2016 compared with the three months ended September 30, 2015 primarily due to increased UV and LED ink revenue; increased Reggiani industrial digital inkjet textile printer, Vutek industrial digital inkjet super-wide format printer, label and packaging digital inkjet printer, and Productivity Software revenue. Increased Productivity Software revenue resulted primarily from our 2016 acquisition of Optitex; our 2015 acquisition of CTI, and increased Radius and Metrics license revenue. Fiery revenue decreased primarily due to one significant printer manufacturer purchasing less inventory.

EMEA

EMEA revenue increased by $5.1 million, or 6% (9% ex-currency), during the three months ended September 30, 2016 compared with the three months ended September 30, 2015 primarily due to increased Reggiani industrial digital inkjet textile printer and post-acquisition Rialco ink products revenue and Productivity Software revenue, consisting primarily of post-acquisition Optitex and Shuttleworth revenue, partially offset by decreased Fiery revenue.

APAC

APAC revenue increased by $4.7 million, or 17% (19% ex-currency), during the three months ended September 30, 2016 compared with the three months ended September 30, 2015 primarily due to increased ceramic tile decoration, Matan industrial digital inkjet super-wide format, Reggiani textile digital inkjet printer revenue; and Productivity Software revenue; partially offset by decreased Fiery revenue. Increased Productivity Software revenue resulted from our 2016 acquisition of Optitex and increased Technique and PrintFlow license revenue.

Revenue by Geographic Area during the Nine Months Ended September 30, 2016 and 2015

Our revenue by geographic area during the nine months ended September 30, 2016 and 2015 was as follows (in thousands):

		Percent		Percent	Change
	2016	of total	2015	of total	$	%
Americas	$363,977	50%	$337,050	54%	$26,927	8%
EMEA	264,469	37	205,191	33	59,278	29
APAC	96,912	13	83,728	13	13,184	16

Total revenue	$725,358	100%	$625,969	100%	$99,389	16%

Overview

Our consolidated revenue increased by approximately 16% (17% ex-currency), or $99.4 million, to $725.4 million during the nine months ended September 30, 2016 from $626.0 million during the nine months ended September 30, 2015 primarily from increased Industrial Inkjet and Productivity Software revenue in all three geographic areas.

Americas

Americas revenue increased by $26.9 million, or 8% (8% ex-currency), during the nine months ended September 30, 2016 compared with the nine months ended September 30, 2015 resulting from increased revenue due to increased UV and LED ink revenue; increased Reggiani textile, Vutek and Matan super-wide format, label and packaging, and ceramic tile decoration digital inkjet printer revenue; and increased Productivity Software revenue; partially offset by decreased Fiery revenue. Increased Productivity Software revenue resulted primarily from our 2016 acquisition of Optitex; our 2015 acquisition of CTI, and increased Radius and Metrics license revenue. Fiery revenue decreased primarily due to one significant printer manufacturer purchasing less inventory.

EMEA

EMEA revenue increased by $59.3 million, or 29% (31% ex-currency), during the nine months ended September 30, 2016 compared with the nine months ended September 30, 2015 primarily due to increased Reggiani textile, Matan super-wide format, and ceramic tile decoration digital inkjet printer revenue; post-acquisition revenue from our 2016 acquisitions of Rialco and Optitex; revenue from our 2015 acquisition of Shuttleworth; and increased Pace license revenue; partially offset by decreased Fiery revenue.

APAC

APAC revenue increased by $13.2 million, or 16% (18% ex-currency), during the nine months ended September 30, 2016 compared with the nine months ended September 30, 2015 primarily due to increased Matan super-wide format, ceramic tile decoration, and Reggiani digital inkjet printer revenue; and Optitex post-acquisition revenue; partially offset by decreased Fiery revenue.

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

Although end customer and reseller channel preference for Fiery products drives demand, most Fiery revenue relies on printer manufacturers to design, develop, and integrate Fiery technology into their print engines. A significant portion of our revenue is, and has been, generated by sales of our Fiery DFE products to a relatively small number of leading printer manufacturers. During the three and nine months ended September 30, 2016, we did not have any customers contributing more than 10% of our consolidated revenue. During the three and nine months ended September 30, 2015, Xerox provided 13% of our consolidated revenue. We expect that if we increase our revenue in the Industrial Inkjet and Productivity Software operating segments in the future, the percentage of our revenue from the leading printer manufacturer customers will decrease.

Gross Profit

Gross profit by operating segment, excluding stock-based compensation, during the three and nine months ended September 30, 2016 and 2015 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Industrial Inkjet
Revenue	$143,004	$122,566	$408,926	$305,815
Gross profit	50,433	42,428	141,927	104,863
Gross profit percentages	35.3%	34.6%	34.7%	34.3%
Productivity Software
Revenue	$39,663	$31,706	$108,554	$96,497
Gross profit	30,041	23,142	80,961	70,173
Gross profit percentages	75.7%	73.0%	74.6%	72.7%
Fiery
Revenue	$62,908	$74,422	$207,878	$223,657
Gross profit	45,362	51,500	147,938	157,562
Gross profit percentages	72.1%	69.2%	71.2%	70.4%

A reconciliation of our segment gross profit to our condensed consolidated statements of operations during the three and nine months ended September 30, 2016 and 2015 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Segment gross profit	$125,836	$117,070	$370,826	$332,598
Stock-based compensation expense	(642)	(785)	(1,873)	(2,357)
Other items excluded from segment profit	—	—	(315)	(113)

Gross profit	$125,194	$116,285	$368,638	$330,128

Overview

Our gross profit percentage was 51% (51% ex-currency) during the three months ended September 30, 2016 and 2015, and decreased to 51% (51% ex-currency) during the nine months ended September 30, 2016 from 53% during the nine months ended September 30, 2015 primarily due to increased Industrial Inkjet revenue at a gross profit percentage of 34.7% compared with Productivity Software and Fiery gross profit percentages of 74.6% and 71.2%, respectively. Industrial Inkjet revenue increased as a percentage of revenue to 58% and 56% during the three and nine months ended September 30, 2016, respectively, from 54% and 49% during the three and nine months ended September 30, 2015, respectively.

Industrial Inkjet Gross Profit

The Industrial Inkjet gross profit percentage increased to 35.3% and 34.7% (35.7% and 34.9% ex-currency) during the three and nine months ended September 30, 2016, respectively, from 34.6% and 34.3% during the three and nine months ended September 30, 2015, respectively. Gross profit percentages improved by leveraging efficiencies in our worldwide digital inkjet printer manufacturing operations, centralizing super wide-format textile digital inkjet printer production in Italy, transferring production of super wide-format roll-to-roll digital inkjet printers to Israel to leverage the lower cost platform that Matan provides, reducing warranty expense as a percentage of revenue due to engineering and quality improvements, and increasing ink revenue as a percentage of consolidated Industrial Inkjet revenue. Our ink business generates a higher gross profit percentage than other elements of our Industrial Inkjet operating segment.

Productivity Software Gross Profit

The Productivity Software gross profit percentages increased to 75.7% and 74.6% (75.5% and 74.4% ex-currency) during the three and nine months ended September 30, 2016, respectively, from 73.0% and 72.7% during the three and nine months ended September 30, 2015, respectively, primarily due to efficiencies gained through increased revenue on a relatively fixed cost base, achievement of certain post-acquisition cost synergies, and price increases on annual maintenance renewal contracts.

Fiery Gross Profit

The Fiery gross profit percentage increased to 72.1% and 71.2% (72.1% and 71.2% ex-currency) during the three and nine months ended September 30, 2016, respectively, from 69.2% and 70.4% during the three and nine months ended September 30, 2015, respectively. The revenue mix between lower margin DFEs compared with higher margin professional services and software solutions accounts for this margin fluctuation between the periods.

Operating Expenses

Operating expenses during the three and nine months ended September 30, 2016 and 2015 were as follows (in thousands):

	Three months ended September 30,				Nine months ended September 30,
			Change				Change
	2016	2015	$	%	2016	2015	$	%
Research and development	$36,933	$36,125	$808	2%	$111,731	$103,913	$7,818	8%
Sales and marketing	43,060	39,814	3,246	8	127,360	114,117	13,243	12
General and administrative	24,088	18,223	5,865	32	66,366	54,210	12,156	22
Restructuring and other	1,308	584	724	124	5,733	2,544	3,189	125
Amortization of identified intangibles	10,395	8,759	1,636	19	29,360	18,120	11,240	62

Total operating expenses	$115,784	$103,505	$12,279	12%	$340,550	$292,904	$47,646	16%

Operating expenses increased by $12.3 and $47.6 million, or 12% and 16% (13% and 18% ex-currency), Operating expenses as a percentage of revenue during the nine months ended September 30, 2016, was comparable to the nine months ended September 30, 2015 at 47%.

Research and Development

Research and development expenses include personnel, consulting, travel, research and development facilities, prototype materials, and non-recurring engineering expenses.

Research and development expenses during the three months ended September 30, 2016 were $36.9 million, or 15% of revenue, compared to $36.1 million, or 16% of revenue, during the three months ended September 30, 2015, which is an increase of $0.8 million, or 2% (3% ex-currency). Personnel-related expenses increased by $1.6 million primarily due to head count increases related to our business acquisitions. Prototypes and non-recurring engineering, consulting, contractor, freight, and related travel expenses decreased by $0.3 million primarily due to the timing of trade show support by engineering personnel. Stock-based compensation expense decreased by $0.3 million primarily because actual forfeitures were greater than the previous forfeiture estimate that was used prior to implementation of ASU 2016-09 as more fully explained in Note 1 – Basis of Presentation and Significant Accounting Policies, as well as reduced probability of achieving performance awards and decreased ESPP participation by employees compared to the prior year.

Research and development expenses during the nine months ended September 30, 2016 were $111.7 million, or 15% of revenue, compared to $103.9 million, or 17% of revenue, during the nine months ended September 30, 2015, which is an increase of $7.8 million, or 8% (9% ex-currency). Personnel-related expenses increased by $6.7 million primarily due to head count increases related to our business acquisitions, partially offset by reduced variable compensation expense. Prototypes and non-recurring engineering, consulting, contractor, freight, and related travel expenses increased by $0.6 million primarily due to product development efforts in advance of product launches. Stock-based compensation expense decreased by $0.8 million primarily because actual forfeitures were greater than the previous forfeiture estimate that was used prior to implementation of ASU 2016-09 as more fully explained in Note 1 – Basis of Presentation and Significant Accounting Policies, as well as reduced probability of achieving performance awards and decreased ESPP participation by employees compared to the prior year. Facilities and information technology expenses related to our research and development activities increased by $1.3 million.

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

Sales and marketing expenses during the three months ended September 30, 2016 were $43.1 million, or 17% of revenue, compared to $39.8 million, or 17% of revenue, during the three months ended September 30, 2015, which is an increase of $3.3 million, or 8% (9% ex-currency). Personnel-related expenses increased by $1.5 million primarily due to head count increases related to our business acquisitions and increased commission payments due to increased revenue. Trade show and marketing program spending, including consulting, contractor, travel, and freight, increased by $0.8 million. Stock-based compensation expense increased by $0.4 million primarily because actual forfeitures were less than the previous forfeiture estimate that was used prior to implementation of ASU 2016-09 as more fully explained in Note 1 – Basis of Presentation and Significant Accounting Policies, partially offset by reduced probability of achieving performance awards and decreased ESPP participation by employees compared to the prior year. Facilities and information technology expenses related to our sales and marketing activities increased by $0.5 million.

Sales and marketing expenses during the nine months ended September 30, 2016 were $127.4 million, or 18% of revenue, compared to $114.1 million, or 18% of revenue, during the nine months ended September 30, 2015, which is an increase of $13.3 million, or 12% (13% ex-currency). Personnel-related expenses increased by $7.2 million primarily due to head count increases related to our business acquisitions and commissions due to increased revenue. Trade show and marketing program spending, including consulting, contractor, travel, and freight, increased by $6.2 million. Stock-based compensation expense decreased by $0.3 million primarily because actual forfeitures were greater than the previous forfeiture estimate that was used prior to implementation of ASU 2016-09 as more fully explained in Note 1 – Basis of Presentation and Significant Accounting Policies, as well as decreased ESPP participation by employees compared to the prior year.

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

General and administrative expenses during the three months ended September 30, 2016 were $24.1 million, or 10% of revenue, compared to $18.2 million, or 8% of revenue, during the three months ended September 30, 2015, which is an increase of $5.9 million, or 32% (33% ex-currency). Personnel-related expenses increased by $0.8 million primarily due to head count increases related to our business acquisitions. Acquisition costs decreased by $1.2 million primarily due to lower expenses in 2016 related to the Optitex acquisition, which closed on June 16, 2016, and anticipated acquisitions compared with acquisition costs related to the Reggiani and Matan acquisitions, which closed on July 1, 2015. Reserves for litigation and uncollectible accounts increased by $0.8 million. Legal expenses increased by $0.7 million due to an increase in litigation and settlement activity from the prior year. Stock-based compensation expense decreased by $0.9 primarily because actual forfeitures were greater than the previous forfeiture estimate that was used prior to implementation of ASU 2016-09 as more fully explained in Note 1 – Basis of Presentation and Significant Accounting Policies, reduced probability of achieving performance awards, and decreased ESPP participation by employees compared to the prior year.

The estimated probability of achieving the Optitex, Reggiani, DirectSmile, and CTI earnout performance targets increased during the three months ended September 30, 2016, resulting in an increase in the associated liability and a charge to general and administrative expense of $4.3 million, including accretion of interest. A similar change in the estimated probability or actual achievement of several earnout performance targets was reduced during the three months ended September 30, 2015, resulting in a reduction of the associated liability and a credit to general and administrative expense of $1.1 million, including accretion of interest.

General and administrative expenses during the nine months ended September 30, 2016 were $66.4 million, or 9% of revenue, compared to $54.2 million, or 9% of revenue, during the nine months ended September 30, 2015, which is an increase of $12.2 million, or 22% (25% ex-currency). Personnel-related expenses increased by $1.3 million primarily due to head count increases related to our business acquisitions and variable compensation due to improved profitability. Acquisition costs decreased by $2.5 million primarily due to lower expenses in 2016 related to the Optitex and Rialco acquisitions, which closed in 2016, and anticipated acquisitions compared with acquisition costs related to the Reggiani and Matan acquisitions, which closed in 2015. Reserves for litigation and uncollectible accounts increased by $1.8 million. Legal expenses increased by $0.5 million due to an increase in litigation and settlement activity from the prior year. Stock-based compensation expense increased by $0.4 million primarily due to prior year forfeitures resulting from the resignation of our chief financial officer in January 2015, partially offset by reduced probability of achieving performance awards in the current year, decreased ESPP participation by employees compared to the prior year, and the impact of the adoption of ASU 2016-09 because actual forfeitures were greater than the previous forfeiture estimate that was used prior to implementation of ASU 2016-09 as more fully explained in Note 1 – Basis of Presentation and Significant Accounting Policies. Facilities and information technology expenses increased by $2.0 million.

The estimated probability of achieving the Optitex, Reggiani, DirectSmile, and CTI earnout performance targets increased during the nine months ended September 30, 2016, partially offset by a reduced probability of achieving the DIMS earnout performance target, resulting in an increase in the associated liability and a credit to general and administrative expense of $6.3 million, net of accretion of interest. A similar change in the estimated probability or actual achievement of several earnout performance targets during the nine months ended September 30, 2015 resulted in a reduction of the associated liability and a credit to general and administrative expense of $2.4 million in the prior year.

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

Stock-based compensation expenses were $8.6 and $9.5 million during the three months ended September 30, 2016 and 2015, respectively, a decrease of $0.9 million. Stock-based compensation expenses were $26.9 and $28.1 million during the nine months ended September 30, 2016 and 2015, respectively, a decrease of $1.2 million. Stock-based compensation expense decreased primarily because actual forfeitures were greater than the previous forfeiture estimate that was used prior to implementation of ASU 2016-09 as more fully explained in Note 1 – Basis of Presentation and Significant Accounting Policies, prior year forfeitures resulting from the resignation of our chief financial officer in January 2015, reduced probability of achieving performance awards, and decreased ESPP participation by employees compared to the prior year.

Restructuring and Other

Restructuring and other costs were $1.3 and $5.7 million during the three and nine months ended September 30, 2016, respectively, and $0.6 and $2.5 million during the three and nine months ended September 30, 2015, respectively. Restructuring and other costs include severance charges of $0.6 and $3.7 million related to reductions in head count of 16 and 114 during the three and nine months ended September 30, 2016, respectively, and $0.5 and $1.8 million related to reduction in head count of 17 and 65 during the three and nine months ended September 30, 2015, respectively. Severance costs include severance payments, related employee benefits, outplacement fees, and employee relocation costs.

Facilities relocation and downsizing expenses were $0.6 and $0.5 million during the nine months ended September 30, 2016 and 2015, primarily related to the relocation of certain manufacturing and administrative locations to accommodate space requirements. Integration expenses of $0.6 and $1.5 million during the three and nine months ended September 30, 2016, respectively, and $0.1 and $0.2 million during the three and nine months ended September 30, 2015, were required to integrate our business acquisitions.

Amortization of Identified Intangibles

Amortization of identified intangibles during the three months ended September 30, 2016 was $10.4 million, or 4% of revenue, compared to $8.8 million, or 4% of revenue, during the three months ended September 30, 2015, an increase of $ 1.6 million, or 19%. The intangible amortization increase was primarily due to intangible amortization of identified intangibles resulting from the CTI, Shuttleworth, Rialco, and Optitex acquisitions, partially offset by decreased amortization due to certain intangible assets from prior year acquisitions becoming fully amortized.

Amortization of identified intangibles during the nine months ended September 30, 2016 was $29.4 million, or 4% of revenue, compared to $18.1 million, or 3% of revenue, during the nine months ended September 30, 2015, an increase of $11.2 million, or 62%. The intangible amortization increase was primarily due to intangible amortization of identified intangibles resulting from the Reggiani, Matan, CTI, Shuttleworth, Rialco, and Optitex acquisitions, partially offset by decreased amortization due to certain intangible assets from prior year acquisitions becoming fully amortized.

Interest Expense

Interest expense during the three and nine months ended September 30, 2016 was $4.5 and $13.2 million compared to $4.6 and $12.9 million during the three and nine months ended September 30, 2015, a decrease of $0.1 million primarily due to repayments of debt assumed through business acquisitions and an increase of $0.4 million, respectively, which is primarily due to interest accretion on our Notes.

Interest Income and Other Income (Expense), Net

Interest income and other income (expense), net, includes interest income on our cash equivalents and short-term investments, gains and losses from sales of our cash equivalents and short-term investments, and net foreign currency transaction gains and losses.

Interest income and other income (expense), net, increased to gains of $0.9 and $1.1 million during the three and nine months ended September 30, 2016, respectively, from losses of $0.6 million and $1.0 million during the three and nine months ended September 30, 2015, respectively, primarily due to increased investment income of $0.5 and $1.3 million during the three and nine months ended September 30, 2016, respectively, and decreased foreign exchange losses of $0.9 and $0.3 million during the three and nine months ended September 30, 2016, respectively, resulting primarily from revaluation of foreign currency denominated net assets (mainly denominated in Euros, British pounds sterling, and Indian rupees).

Income Before Income Taxes

The components of income before income taxes during the three and nine months ended September 30, 2016 and 2015 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
U.S.	$(210)	$(4,425)	$7,247	$5,546
Foreign	6,025	11,926	8,712	17,762

Total	$5,815	$7,501	$15,959	$23,308

During the three months ended September 30, 2016, pretax net income of $5.8 million consisted of U.S. pretax net loss of $0.2 million and foreign pretax net income of $6.0 million, respectively. Pretax net loss attributable to U.S. operations included amortization of identified intangibles of $1.9 million, stock-based compensation of $8.6 million, restructuring and other of $0.9 million, acquisition-related costs of $0.4 million, change in fair value of contingent consideration of $0.5 million, and interest expense related to our Notes of $4.2 million. Pretax net income attributable to foreign operations included amortization of identified intangibles of $8.5 million, restructuring and other of $0.4 million, and change in fair value of contingent consideration of $3.8 million. The exclusion of these items from pretax net income would result in U.S. and foreign pretax net income of $16.3 and $18.7 million, respectively, during the three months ended September 30, 2016.

During the nine months ended September 30, 2016, pretax net income of $16.0 million consisted of U.S. and foreign pretax net income of $7.3 and $8.7 million, respectively. Pretax net income attributable to U.S. operations included amortization of identified intangibles of $5.8 million, stock-based compensation of $26.9 million, restructuring and other of $3.1 million, acquisition-related costs of $1.4 million, litigation settlement expense of $0.9 million, change in fair value of contingent consideration of $0.5 million, and interest expense related to our Notes of $12.2 million. Pretax net income attributable to foreign operations included amortization of identified intangibles of $23.6 million, restructuring and other of $2.6 million, acquisition-related costs of $0.3 million, and change in fair value of contingent consideration of $5.8 million. The exclusion of these items from pretax net income would result in U.S. and foreign pretax net income of $58.1 and $41.0.million, respectively, during the nine months ended September 30, 2016.

During the three months ended September 30, 2015, pretax net income of $7.5 million consisted of U.S. pretax net loss of $4.4 million and foreign pretax net income of $11.9 million, respectively. Pretax net loss attributable to U.S. operations included amortization of identified intangibles of $1.8 million, stock-based compensation of $9.5 million, acquisition-related costs of $1.0 million, and interest expense related to our Notes of $4.0 million. Pretax net income attributable to foreign operations included amortization of identified intangibles of $7.0 million and acquisition-related costs of $0.6 million, partially offset by change in fair value of contingent consideration of $1.2 million. The exclusion of these items from U.S. pretax net loss and foreign pretax net income would result in U.S. and foreign pretax net income of $11.9 and $18.3 million, respectively, during the three months ended September 30, 2015.

During the nine months ended September 30, 2015, pretax net income of $23.3 million consisted of U.S. and foreign pretax net income of $5.5 and $17.8 million, respectively. Pretax net income attributable to U.S. operations included amortization of identified intangibles of $5.7 million, stock-based compensation of $28.1 million, restructuring and other of $1.2 million, acquisition-related costs of $3.5 million, litigation settlement expense of $0.6 million, and interest expense related to our Notes of $11.7 million. Pretax net income attributable to foreign operations included amortization of identified intangibles of $12.4 million, restructuring and other of $1.3 million, and acquisition-related costs of $0.8 million, partially offset by change in fair value of contingent consideration of $2.4 million. The exclusion of these items from pretax net income would result in U.S. and foreign pretax net income of $56.3 and $29.9 million, respectively, during the nine months ended September 30, 2015.

Provision for Income Taxes

We recognized tax benefits of $11.8 and $9.0 million on pretax net income of $5.8 and $15.9 million during the three and nine months ended September 30, 2016, respectively. We recognized a tax benefit of $2.8 million and a tax provision of $0.1 million on pretax net income of $7.5 and $23.3 million during the three and nine months ended September 30, 2015, respectively. The provisions for income taxes before discrete items reflected in the table below were $3.3 and $6.1 million during the three and nine months ended September 30, 2016, respectively, and $3.5 and $7.6 million during the three and nine months ended September 30, 2015, respectively. The decrease in the provision for income taxes before discrete items during the three and nine months ended September 30, 2016, compared with the same periods in the prior year, is primarily due to the decrease in profitability before income taxes.

Primary differences between our provision for income taxes before discrete items and the income tax provision at the U.S. statutory rate of 35% include lower taxes on permanently reinvested foreign earnings and the tax effects of stock-based compensation expense pursuant to ASC 718-740, which are non-deductible for tax purposes.

Our tax provision before discrete items is reconciled to our recorded provision for income taxes during the three and nine months ended September 30, 2016 and 2015 as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Provision for income taxes before discrete items	$3.3	$3.5	$6.1	$7.6
Interest related to unrecognized tax benefits	—	0.1	0.3	0.3
Benefit related to U.S. transfer pricing adjustment	—	—	—	(0.4)
Benefit related to Spanish statutory and tax intangibles write-off	—	—	—	(0.3)
Benefit related to stock based compensation, including ESPP dispositions	(1.4)	(0.2)	(1.7)	(0.4)
Benefit from reassessment of tax provision upon filing tax return	(0.2)	(1.8)	(0.2)	(1.8)
Benefit from reversals of uncertain tax positions due to statute of limitation expirations	(13.5)	(4.4)	(13.5)	(4.9)

Provision for (benefit from) income taxes	$(11.8)	$(2.8)	$(9.0)	$0.1

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

In the three and nine months ended September 30, 2016, we realized tax benefits of $13.5 million resulting from the recognition of previously unrecognized tax benefits due to a lapse of the statute of limitations in the United States and Spain, primarily due to $10.3 million associated with the 2012 sale of our Foster City building and land. In the three and nine months ended September 30, 2015, we realized tax benefits of $4.4 and $4.9 million, respectively, primarily resulting from the recognition of previously unrecognized tax benefits due to a lapse of the statute of limitations in the United States.

As of September 30, 2016 and December 31, 2015, gross unrecognized tax benefits were $35.8 and $43.5 million, respectively, which would affect the effective tax rate, if recognized. Over the next twelve months, our existing tax positions will continue to generate increased liabilities for unrecognized tax benefits. It is reasonably possible that our gross unrecognized tax benefits will decrease up to $4.8 million in the next twelve months. These adjustments, if recognized, would positively impact our effective tax rate, and would be recognized as additional tax benefits in our Condensed Consolidated Statement of Operations. The reduction in unrecognized tax benefits relates primarily to a lapse of the statute of limitations for federal and state tax purposes.

In accordance with ASU 2013-11, we recorded $23.5 million of gross unrecognized tax benefits as an offset to deferred tax assets as of September 30, 2016, and the remaining $12.3 million has been recorded as noncurrent income taxes payable.

We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of September 30, 2016 and December 31, 2015, we have accrued $0.8 and $0.5 million, respectively, for potential payments of interest and penalties.

As of September 30, 2016, we were subject to examination by the Internal Revenue Service for the 2013-2015 tax years, state tax jurisdictions for the 2011-2015 tax years, the Netherlands tax authority for the 2014-2015 tax years, the Spanish tax authority for the 2012-2015 tax years, and the Italian tax authority for the 2012-2015 tax years.

In Altera Corp. v. Commissioner, the U.S Tax Court issued an opinion on July 27, 2015, related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. To date, the U.S. Department of the Treasury has not withdrawn the requirement to include stock-based compensation in intercompany cost-sharing arrangements from its regulations. Due to the uncertainty related to the status of the current regulations and the basis of the appeal that has been filed by the Internal Revenue Service, we have not recorded any benefit as of September 30, 2016 in our Condensed Consolidated Statement of Operations. We will continue to monitor ongoing developments and potential impacts to our condensed consolidated financial statements.

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

Non-GAAP Financial Information

Use of Non-GAAP Financial Information

To supplement our condensed consolidated financial results prepared in accordance with GAAP, we use non-GAAP measures of net income and earnings per diluted share that are GAAP net income and earnings per diluted share adjusted to exclude certain costs, expenses, and gains.

We believe the presentation of non-GAAP net income and non-GAAP earnings per diluted share provides important supplemental information regarding certain costs, expenses, gains, and significant items that we believe are important to understanding financial and business trends relating to our financial condition and results of operations. Non-GAAP net income and non-GAAP earnings per diluted share are among the primary indicators used by management as a basis for planning and forecasting future periods and by management and our Board of Directors to determine whether our operating performance has met specified targets and thresholds. Management uses non-GAAP net income and non-GAAP earnings per diluted share when evaluating operating performance because it believes the exclusion of the items described below, for which the amounts and/or timing may vary significantly depending on our activities and other factors, facilitates comparability of our operating performance from period to period. We have chosen to provide this information to investors so they can analyze our operating results in the same way that management does and use this information in their assessment of our business and the valuation of our Company.

Use and Economic Substance of Non-GAAP Financial Measures

We compute non-GAAP net income and non-GAAP earnings per diluted share by adjusting GAAP net income and GAAP earnings per diluted share to remove the impact of the amortization of acquisition-related intangibles, stock-based compensation expense, non-cash settlement of vacation liabilities, restructuring and other expense, acquisition-related transaction expenses, costs to integrate such acquisitions into our business, changes in the fair value of contingent consideration including the related foreign exchange fluctuation impact, litigation settlement charges, and non-cash interest expense related to our Notes. We use a static non-GAAP tax rate of 19%, which we believe reflects the long-term average tax rate based on our international structure and geographic distribution of revenue and profit.

Ex-Currency. To better understand trends in our business, we believe it is helpful to adjust our Condensed Consolidated Statements of Operations to exclude the impact of year-over-year changes in the translation of foreign currencies into U.S. dollars. This is a non-GAAP measure that is calculated by adjusting revenue, gross profit, and operating expenses by using historical exchange rates in effect during the comparable prior period and removing the balance sheet currency remeasurement impact from interest income and other income (expense), net, including removal of any hedging gains and losses. We refer to these adjustments as “ex-currency.” Management believes the ex-currency measures provide investors with an additional perspective on year-over-year financial trends and enables investors to analyze our operating results in the same way management does. The year-over-year currency impact can be determined as the difference between year-over-year actual growth rates and year-over-year ex-currency growth rates.

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

•

Expenses incurred to integrate businesses acquired of $0.6 and $1.5 million during the three and nine months ended September 30, 2016, respectively, and $0.1 and $0.2 million during the three and nine months ended September 30, 2015, respectively.

•

Acquisition-related transaction costs associated with businesses acquired during the periods reported and anticipated transactions of $0.4 and $1.7 million during the three and nine months ended September 30, 2016, respectively, and $1.6 and $4.2 million during the three and nine months ended September 30, 2015, respectively.

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

•	Litigation Settlements. We settled, or accrued reserves related to, litigation claims of $0.9 and $0.6 million during the nine months ended September 30, 2016 and 2015, respectively.

•

Tax effect of non-GAAP adjustments. We use a constant non-GAAP tax rate of 19%, which we believe reflects the long-term average tax rate based on our international structure and geographic distribution of revenue and profit. The long-term average tax rate is calculated in accordance with the principles of ASC 740 to estimate the non-GAAP income tax provision in each jurisdiction in which we operate, after excluding the tax effect of the non-GAAP items described above and $10.3 million of previously unrecognized tax benefits associated with the 2012 sale of our Foster City building and land which we recognized in the three and nine months ended September 30, 2016.

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

RECONCILIATION OF GAAP NET INCOME TO NON-GAAP NET INCOME

(unaudited)

	Three Months Ended September 30,			Nine Months Ended September 30,
			Ex-Currency			Ex-Currency
(in millions, except per share data)	2016	2015	2016	2016	2015	2016
Net income	$17.7	$10.3	$17.7	$25.0	$23.2	$25.0

Amortization of identified intangibles	10.4	8.8	10.4	29.4	18.1	29.4
Ex-currency adjustment	—	—	1.0			0.4
Restructuring and other	1.3	0.6	1.3	5.7	2.5	5.7
Stock-based compensation expense	8.6	9.5	8.6	26.9	28.1	26.9
Non-cash settlement of vacation liabilities by issuing RSUs	0.1	—	0.1	2.8	1.3	2.8
General and administrative:
Acquisition-related transaction costs	0.4	1.6	0.4	1.7	4.2	1.7
Change in fair value of contingent consideration	4.2	(1.1)	4.2	6.3	(2.4)	6.3
Litigation reserves	0.1	—	0.1	0.9	0.6	0.9
Interest income and other income (expense), net
Non-cash interest expense related to our Notes	3.1	3.0	3.1	9.2	8.8	9.2
Foreign exchange fluctuation related to contingent consideration	—	—	—	0.5	—	0.5
Balance sheet currency remeasurement impact	—	—	0.2	—	—	1.7
Tax effect on non-GAAP net income	(18.3)	(8.5)	(18.5)	(27.9)	(16.0)	(28.3)

Non-GAAP net income	$27.5	$24.2	$28.5	$80.5	$68.5	$82.2

Non-GAAP net income per diluted share	$0.58	$0.50	$0.60	$1.68	$1.42	$1.72

Shares for purposes of computing diluted non-GAAP net income per share	47.6	48.5	47.6	47.8	48.2	47.8

RECONCILIATION OF GAAP REVENUE BY OPERATING SEGMENT TO

NON-GAAP EX-CURRENCY

(UNAUDITED)

	Three months ended September 30,
(in millions)	GAAP		Ex-Currency			GAAP				Ex-Currency
		Percent	Ex-Currency		Percent	GAAP	Percent	Change from 2015 GAAP		Change from 2015 GAAP
	2016	of total	Adjustments	2016	of total	2015	of total	$	%	$	%
Industrial Inkjet	$143.0	58%	$2.5	$145.5	59%	$122.6	54%	$20.4	17%	$23.0	19%
Productivity Software	39.7	16	0.5	40.2	16	31.7	14	8.0	25	8.5	27
Fiery	62.9	26	0.0	62.9	25	74.4	33	(11.5)	(15)	(11.5)	(15)

Total revenue	$245.6	100%	$3.1	$248.6	100%	$228.7	100%	$16.9	7%	$19.9	9%

	Nine months ended September 30,
(in millions)	GAAP		Ex-Currency			GAAP				Ex-Currency
		Percent	Ex-Currency		Percent	GAAP	Percent	Change from 2015 GAAP		Change from 2015 GAAP
	2016	of total	Adjustments	2016	of total	2015	of total	$	%	$	%
Industrial Inkjet	$408.9	56%	$5.4	$414.3	57%	$305.8	49%	$103.1	34%	$108.5	35%
Productivity Software	108.6	15	1.6	110.2	15	96.5	15	12.1	12	13.7	14
Fiery	207.9	29	—	207.9	28	223.7	36	(15.8)	(7)	(15.8)	(7)

Total revenue	$725.4	100%	$7.0	$732.4	100%	$626.0	100%	$99.4	16%	$106.4	17%

RECONCILIATION OF GAAP REVENUE BY GEOGRAPHIC AREA TO

NON-GAAP EX-CURRENCY

(UNAUDITED)

	Three months ended September 30,
(in millions)	GAAP		Ex-Currency			GAAP				Ex-Currency
		Percent	Ex-Currency		Percent	GAAP	Percent	Change from 2015 GAAP		Change from 2015 GAAP
	2016	of total	Adjustments	2016	of total	2015	of total	$	%	$	%
Americas	$128.3	52%	$—	$128.3	52%	$121.1	53%	$7.1	6%	$7.1	6%
EMEA	85.0	35	2.5	87.5	35	79.9	35	5.1	6	7.6	9
APAC	32.3	13	0.6	32.9	13	27.6	12	4.7	17	5.3	19

Total revenue	$245.6	100%	$3.1	$248.7	100%	$228.7	100%	$16.9	7%	$20.0	9%

	Nine months ended September 30,
(in millions)	GAAP		Ex-Currency			GAAP				Ex-Currency
		Percent	Ex-Currency		Percent	GAAP	Percent	Change from 2015 GAAP		Change from 2015 GAAP
	2016	of total	Adjustments	2016	of total	2015	of total	$	%	$	%
Americas	$364.0	50%	$0.5	$364.5	50%	$337.1	54%	$26.9	8%	$27.4	8%
EMEA	264.5	37	4.8	269.3	37	205.2	33	59.3	29	64.1	31
APAC	96.9	13	1.7	98.6	14	83.7	13	13.2	16	14.9	18

Total revenue	$725.4	100%	$7.0	$732.4	100%	$626.0	100%	$99.4	16%	$106.4	17%

RECONCILIATION OF GAAP REVENUE & GROSS PROFIT BY OPERATING SEGMENT TO

NON-GAAP EX-CURRENCY

(UNAUDITED)

	Three months ended September 30,				Nine months ended September 30,
	GAAP	Ex-Currency	Ex-Currency	GAAP	GAAP	Ex-Currency	Ex-Currency	GAAP
(in millions)	2016	Adjustments	2016	2015	2016	Adjustments	2016	2015
Industrial Inkjet
Revenue	$143.0	$2.5	$145.5	$122.6	$408.9	$5.4	$414.3	$305.8
Gross profit	50.4	1.5	51.9	42.4	141.9	2.7	144.6	104.9
Gross profit percentages	35.3%		35.7%	34.6%	34.7%		34.9%	34.3%
Productivity Software
Revenue	$39.7	$0.5	$40.2	$31.7	$108.6	$1.6	$110.2	$96.5
Gross profit	30.0	0.3	30.3	23.1	81.0	1.0	81.9	70.2
Gross profit percentages	75.7%		75.5%	73.0%	74.6%		74.4%	72.7%
Fiery
Revenue	$62.9	$0.0	$62.9	$74.4	$207.9	$0.1	$207.9	$223.7
Gross profit	45.4	0.0	45.4	51.5	147.9	0.1	148.0	157.6
Gross profit percentages	72.1%		72.1%	69.2%	71.2%		71.2%	70.4%

A reconciliation of our segment gross profit to our Condensed Consolidated Statements of Operations during the three and nine months ended September 30, 2016 and 2015 is as follows:

	Three months ended September 30,				Nine months ended September 30,
	GAAP	Ex-Currency	Ex-Currency	GAAP	GAAP	Ex-Currency	Ex-Currency	GAAP
(in millions)	2016	Adjustments	2016	2015	2016	Adjustments	2016	2015
Segment gross profit	$125.8	$1.8	$127.6	$117.1	$370.8	$3.6	$374.5	$332.6
Stock-based compensation expense	(0.6)	—	(0.6)	(0.8)	(1.9)	—	(1.9)	(2.4)
Other items excluded from segment profit	—	—	—	—	(0.3)	—	(0.3)	(0.1)

Gross profit	$125.2	$1.8	$127.0	$116.3	$368.6	$3.6	$372.3	$330.1

RECONCILIATION OF GAAP OPERATING EXPENSES TO

NON-GAAP EX-CURRENCY

(UNAUDITED)

	Three months ended September 30,
(in thousands)	GAAP	Ex-Currency		GAAP			Ex-Currency
		Ex-Currency			Change from 2015 GAAP		Change from 2015 GAAP
	2016	Adjustments	2016	2015	$	%	$	%
Research and development	$36,933	$242	$37,175	$36,125	$808	2%	$1,050	3%
Sales and marketing	43,060	299	43,359	39,814	3,246	8	3,545	9
General and administrative	24,088	208	24,296	18,223	5,865	32	6,073	33
Restructuring and other	1,308	4	1,312	584	724	124	728	125
Amortization of identified intangibles	10,395	1	10,396	8,759	1,636	19	1,637	19

Total operating expenses	$115,784	$754	$116,538	$103,505	$12,279	12%	$13,033	13%

	Nine months ended September 30,
(in thousands)	GAAP	Ex-Currency		GAAP			Ex-Currency
		Ex-Currency			Change from 2015 GAAP		Change from 2015 GAAP
	2016	Adjustments	2016	2015	$	%	$	%
Research and development	$111,731	$1,118	$112,849	$103,913	$7,818	8%	$8,936	9%
Sales and marketing	127,360	1,594	128,954	114,117	13,243	12	14,837	13
General and administrative	66,366	1,188	67,554	54,210	12,156	22	13,344	25
Restructuring and other	5,733	131	5,864	2,544	3,189	125	3,320	131
Amortization of identified intangibles	29,360	253	29,613	18,120	11,240	62	11,493	63

Total operating expenses	$340,550	$4,284	$344,834	$292,904	$47,646	16%	$51,930	18%

Liquidity and Capital Resources

Overview

Cash, cash equivalents, and short-term investments decreased by $48.2 million to $449.1 million as of September 30, 2016 from $497.4 million as of December 31, 2015. The decrease was primarily due to cash consideration paid for the acquisition of Optitex and Rialco, net of cash acquired, of $19.6 million, repayment of debt assumed through business acquisitions of $8.5 million, treasury stock purchases of $57.7 million, settlement of shares for employee common stock related tax liabilities and the stock option exercise price of certain stock options of $7.6 million, cash payments for property and equipment of $17.6 million, funding $3.7 million in the restricted collateral account related to our synthetic lease, acquisition-related contingent consideration payments of $1.9 million, partially offset by cash flows provided by operating activities of $55.8 million, proceeds from ESPP purchases and stock option exercises of $10.4 million, and the impact of foreign exchange rate changes of $2.2 million.

(in thousands)	September 30, 2016	December 31, 2015	Change
Cash and cash equivalents	$143,003	$164,091	$(21,088)
Short term investments	306,144	333,276	(27,132)

Total cash, cash equivalents, and short-term investments	$449,147	$497,367	$(48,220)

	Nine months ended September 30,
(in thousands)	2016	2015	Change
Net cash provided by operating activities	$55,824	$41,287	$14,537
Net cash used for investing activities	(13,668)	(73,870)	60,202
Net cash used for financing activities	(65,402)	(65,163)	(239)
Effect of foreign exchange rate changes on cash and cash equivalents	2,158	(1,435)	3,593

Decrease in cash and cash equivalents	$(21,088)	$(99,181)	$78,093

Cash, cash equivalents, and short-term investments held outside of the U.S. in various foreign subsidiaries were $97.3 and $106.0 million as of September 30, 2016 and December 31, 2015, respectively, will be used to fund local operations and finance international acquisitions. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. federal and state income taxes on some or all of these funds. However, our intent is to indefinitely reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

Based on past performance and current expectations, we believe that our cash, cash equivalents, short-term investments, and cash generated from operating activities will satisfy our working capital, capital expenditure, investment, stock repurchase, commitments (see Note 8 – Commitments and Contingencies of the Notes to Consolidated Financial Statements), and other liquidity requirements associated with our existing operations through at least the next twelve months. We believe that the most strategic uses of our cash resources include business acquisitions, strategic investments to gain access to new technologies, repurchases of shares of our common stock, and working capital. At September 30, 2016, cash, cash equivalents, and short-term investments available were $449.1 million. We believe that our liquidity position and capital resources are sufficient to meet our operating and working capital needs.

Operating Activities

During the nine months ended September 30, 2016, our cash provided by operating activities was approximately $55.8 million.

Net cash provided by operating activities consists primarily of net income of $25.0 million and non-cash charges and credits of $73.3 million, partially offset by the net change in operating assets and liabilities of $42.5 million. Non-cash charges and credits of $73.3 million consist primarily of $40.7 million in depreciation and amortization, $26.7 million of stock-based compensation expense, net of cash settlements, non-cash accretion of interest expense of $10.0 million, provision for bad debts and sales-related allowances of $7.6 million, and provision for inventory obsolescence of $4.5 million, and other non-cash charges and credits of $5.9 million, partially offset by deferred tax credits of $22.1 million. The net change in operating assets and liabilities of $42.5 million consists primarily of increased gross accounts receivable of $27.7 million, increased other current assets of $1.2 million, and decreased accounts payable and accrued liabilities of $19.8 million, partially offset by decreased taxes receivable, net, of $5.8 million and decreased gross inventories of $0.4 million.

Accounts Receivable

Our primary source of operating cash flow is the collection of accounts receivable from our customers. One measure of the effectiveness of our collection efforts is average days sales outstanding for accounts receivable (“DSO”). DSOs were 83 and 69 days at September 30, 2016 and December 31, 2015, respectively. We calculate DSO by dividing net accounts receivable at the end of the quarter by revenue recognized during the quarter, multiplied by the total days in the quarter.

DSOs increased during the nine months ended September 30, 2016, compared with December 31, 2015, primarily due to increased Industrial Inkjet and Productivity Software revenue as a percentage of consolidated revenue, sales with extended payment terms, and a non-linear sales cycle resulting in significant billings at the end of the quarter. Industrial Inkjet and Productivity Software were 74% and 70% of consolidated revenue during the three months ended September 30, 2016 and December 31, 2015, respectively. By comparison, Industrial Inkjet and Productivity Software were 64% of consolidated revenue during the nine months ended September 30, 2015.

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

Trade receivables sold cumulatively under these facilities were $15.4 and $2.2 million during the nine months ended September 30, 2016 on a recourse and nonrecourse basis, respectively, which approximates the cash received. The receivables that were sold to third parties were removed from the Condensed Consolidated Balance Sheet and were reflected as cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows.

Inventories

Our inventories are procured primarily in support of the Industrial Inkjet and Fiery operating segments. The majority of our Industrial Inkjet products are manufactured internally, while Fiery production is primarily outsourced. The result is lower inventory turnover for Industrial Inkjet inventories compared with Fiery inventories.

Our net inventories increased by $0.5 million to $106.9 million at September 30, 2016 from $106.4 million at December 31, 2015 primarily due to the acquisition of Rialco. Inventory turnover was 4.4 during the quarter ended September 30, 2016 compared with 4.7 turns during the quarter ended December 31, 2015. We calculate inventory turnover by dividing annualized current quarter cost of revenue by ending inventories.

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

The escrow of $1.5 million related to the Reggiani acquisition was remitted to us in return for the issuance of shares of common stock during the nine months ended September 30, 2016.

A tax recovery liability of $1.0 million related to the Cretaprint acquisition was paid during the nine months ended September 30, 2016.

On July 1, 2015, we acquired Matan for approximately $38.9 million in cash, net of cash acquired.

On July 1, 2015, we acquired Reggiani for approximately $26.6 million in cash, net of cash acquired, $26.9 million in shares of EFI stock, plus an additional future potential cash earnout contingent on achieving certain performance targets.

Investments

Proceeds from sales and maturities of marketable securities, net of purchases, were $27.3 and $4.8 million during the nine months ended September 30, 2016 and 2015, respectively. We have classified our investment portfolio as “available for sale.” Our investments are made with a policy of capital preservation and liquidity as primary objectives. We may hold investments in fixed income debt securities to maturity; however, we may sell an investment at any time if the quality rating of the investment declines, the yield on the investment is no longer attractive, or we have better uses for the cash. Since we invest primarily in investment securities that are highly liquid with a ready market, we believe the purchase, maturity, or sale of our investments has no material impact on our overall liquidity.

Property and Equipment, Net

Our property and equipment additions have historically been funded from operating activities. Net purchases of property and equipment were $17.6 and $13.1 million during the nine months ended September 30, 2016 and 2015, respectively, including the purchase of aqueous single pass digital inkjet printer manufacturing and engineering equipment in the Americas and Spain.

Financing Activities

Stock Option and ESPP Proceeds

Historically, our recurring cash flows provided by financing activities have been from the receipt of cash from the issuance of common stock through the exercise of stock options and employee purchases of ESPP shares. We received proceeds from the exercise of stock options of $0.6 and $1.9 million and employee purchases of ESPP shares of $9.8 and $9.5 million during the nine months ended September 30, 2016 and 2015, respectively. While we may continue to receive proceeds from these plans in future periods, the timing and amount of such proceeds are difficult to predict and are contingent on a number of factors including the price of our common stock, the timing and number of stock options exercised by employees that had participated in these plans, net settlement options, employee participation in our ESPP, and general market conditions. We anticipate that cash provided from the exercise of stock options will decline over time as we have shifted to issuance of RSUs, rather than stock options.

Treasury Stock Purchases

The primary use of funds for financing activities during the nine months ended September 30, 2016 and 2015 was $65.3 and $50.9 million, respectively, of cash used to repurchase outstanding shares of our common stock. Such repurchases included $7.6 and $10.5 million used for net settlement of shares for the exercise price of certain stock options and any tax withholding obligations incurred in connection with such exercises and tax withholding obligations that arose on the vesting of RSUs during the nine months ended September 30, 2016 and 2015, respectively.

On November 6, 2013, the board of directors approved the repurchase of $200 million of outstanding common stock. Under this publicly announced plan, we repurchased 1.0 million shares for an aggregate purchase price of $40.4 million during the nine months ended September 30, 2015.

On November 9, 2015, the board of directors cancelled $54.9 million remaining for repurchase under the 2013 authorization and approved a new authorization to repurchase $150 million of outstanding common stock commencing January 1, 2016. This authorization expires December 31, 2018. We repurchased 1.4 million shares for an aggregate purchase price of $57.7 million during the nine months ended September 30, 2016.

Earnout Payments

Earnout payments during the nine months ended September 30, 2016 of $1.9 million are primarily related to the previously accrued DirectSmile, SmartLinc, and Metrix contingent consideration liabilities. Earnout payments during the nine months ended September 30, 2015 of $2.9 million are primarily related to the previously accrued Technique, Metrix, and SmartLinc contingent consideration liabilities.

We paid approximately $8.3 million of indebtedness, which was assumed in the Optitex and Matan acquisitions during the nine months ended September 30, 2016. We paid approximately $22.5 million of indebtedness, which was assumed in the Reggiani acquisition during the nine months ended September 30, 2015.

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

Synthetic Lease Arrangement

On August 26, 2016, we entered into a 48.5 year lease agreement, inclusive of two renewal options, with the City of Manchester to lease 16.9 acres adjacent to the Manchester Regional Airport. This lease agreement is subject to a sublease agreement with BTMU during the term of the synthetic lease related to the manufacturing facility that is being constructed on the site. Minimum lease payments are $13.3 million, excluding the portion financed into the synthetic lease related to the manufacturing facility. We are treated as the owner of the construction project for federal income tax purposes.

On August 26, 2016, we entered into a six-year synthetic lease with BTMU whereby a 225,000 square foot manufacturing and warehouse facility is under construction related to our super-wide format industrial digital inkjet printer business in the Industrial Inkjet operating segment at a projected cost of $40 million and a construction period of 18 months. Minimum lease payments during the initial term are $1.8 million. Upon completion of the initial term, we have the option to renew the lease, purchase the facility, or return the facility to BTMU subject to an 89% residual value guarantee under which we would recognize additional rent expense in the form of a variable rent payment. We have assessed our exposure in relation to the residual value guarantee and believe that there is no deficiency to the guaranteed value with respect to funds expended by BTMU as of September 30, 2016.

The funds pledged under the lease represent 115% of the total expenditures made by BTMU through September 30, 2016. The funds are invested in $3.1 and $0.7 of million U.S. government securities and cash equivalents, respectively, with a third party trustee and will be restricted during the construction period. Upon completion of construction, the funds will be released as cash and cash equivalents. The portion that represents 100% of the total expenditures made by BTMU will be deposited with BTMU and restricted as collateral until the end of the underlying synthetic lease period.

Contractual Obligations

Please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Contractual Obligations” presented in our Annual Report on Form 10-K during the year ended December 31, 2015.

Item 3:	Quantitative and Qualitative Disclosures About Market Risk

Market Risk

We are exposed to various market risks. Market risk is the potential loss arising from adverse changes in market rates and prices, general credit, foreign currency exchange rate fluctuations, liquidity, and interest rate risks, which may be exacerbated by the tight global credit market and increase in economic uncertainty that have affected various sectors of the financial market and continue to cause credit and liquidity issues. We do not enter into derivatives or other financial instruments for trading or speculative purposes. We may enter into financial instrument contracts to manage and reduce the impact of changes in foreign currency exchange rates on earnings and cash flows. The counterparties to such contracts are major financial institutions. We hedge our operating expense exposure in Indian rupees. The notional amount of our Indian rupee cash flow hedge was $3.2 million at September 30, 2016. We hedge balance sheet remeasurement exposures using forward contracts not designated for hedge accounting treatment with notional amounts of $153.6 million at September 30, 2016 consisting of hedges of Brazilian real, British pound sterling, Israeli shekel, Australian dollar, Japanese yen, Chinese renminbi, and Euro-denominated intercompany balances with notional amounts of $84.6 million, hedges of Brazilian real, British pound sterling, Australian dollar, Canadian dollar, and Euro-denominated trade receivables with notional amounts of $56.1 million, and hedges of British pounds sterling, Indian rupee, and Euro-denominated other net monetary assets with notional amounts of $12.9 million.

Since Europe represents a significant portion of our revenue and cash flow, SEC encourages disclosure of our European concentrations of credit risk regarding gross receivables, related reserves, and aging on a region or country basis, and the impact on liquidity with respect to estimated timing of receivable payments. Since Europe is composed of varied countries and regional economies, our European risk profile is somewhat more diversified due to the varying economic conditions among the countries. Approximately 27 % of our receivables are with European customers as of September 30, 2016. Of this amount, 30% of our European receivables (8 % of consolidated net receivables) are in the higher risk southern European countries (mostly Italy, Spain, and Portugal), which are adequately reserved.

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

Interest Rate Risk

Hypothetical changes in the fair values of financial instruments held by us at September 30, 2016 that are sensitive to changes in interest rates are presented below. The modeling technique measures the change in fair value arising from selected potential changes in interest rates. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 100 basis points over a twelve month time horizon (in thousands):

Valuation of securities given an interest rate decrease of 100 basis points	No change in interest rates	Valuation of securities given an interest rate increase of 100 basis points
$325,993	$322,121	$318,023

The SEC encourages the discussion of exposure to the uncertainty in the European economy. Specifically, European debt by counterparty (i.e., sovereign and non-sovereign) and by country should be addressed. We have no European sovereign debt investments. Our European debt and investments consist of non-sovereign corporate debt securities of $30.7 million, which represents 15% of our corporate debt instruments (10% of our short-term investments) at September 30, 2016. European debt investments are with corporations domiciled in the northern and central European countries of Sweden, Netherlands, Luxembourg, Norway, France, and the U.K. We do not have any short-term investments with corporations domiciled in the higher risk “southern European” countries (i.e., Italy, Spain, Greece, and Portugal) or in Ireland. We believe that we do not have significant exposure with respect to our money market and corporate debt investments in Europe.

As of September 30, 2016, we have $345 million principal amount of Notes outstanding. We carry these instruments at face value less unamortized discount on our Condensed Consolidated Balance Sheets. Since these instruments bear interest at fixed rates, we have no financial statement risk associated with changes in interest rates. Although the fair value of these instruments fluctuates when interest rates change, a substantial portion of the market value of our Notes in excess of the outstanding principal amount relates to the conversion premium. Please refer to Note 5 – Investments and Fair Value Measurements and Note 6 – Convertible Senior Notes, Note Hedges, and Warrants of the Notes to Consolidated Financial Statements.

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

We hedge our operating expense exposure in Indian rupees. The notional amount of our Indian rupee cash flow hedge was $3.2 million at September 30, 2016. We hedge balance sheet remeasurement exposures using forward contracts not designated for hedge accounting treatment with notional amounts of $153.6 million at September 30, 2016 consisting of hedges of Brazilian real, British pound sterling, Israeli shekel, Australian dollar, Japanese yen, Chinese renminbi, and Euro-denominated intercompany balances with notional amounts of $84.6 million, hedges of Brazilian real, British pound sterling, Australian dollar, Canadian dollar, and Euro-denominated trade receivables with notional amounts of $56.1 million, and hedges of British pounds sterling, Indian rupee, and Euro-denominated other net monetary assets with notional amounts of $12.9 million.

The impact of hypothetical changes in foreign exchanges rates on revenue and income from operations are presented below. The modeling technique measures the change in revenue and income from operations resulting from changes in selected foreign exchange rates with respect to the Euro and British pound sterling of plus or minus one percent during the three months ended September 30, 2016 as follows (in thousands):

	Impact of a foreign exchange rate decrease of one percent	No change in foreign exchange rates	Impact of a foreign exchange rate increase of one percent
Revenue	$727,851	$725,358	$722,865

Income from operations	$28,311	$28,088	$27,865

Item 4:	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the quarter ended September 30, 2016, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our chief executive officer and chief financial and accounting officer concluded that our disclosure controls and procedures were effective as of September 30, 2016 to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the third quarter of 2016, there were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

As of September 30, 2016, we are subject to the matter discussed below.

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

Other Matters

As of September 30, 2016, we were subject to various other claims, lawsuits, investigations, and proceedings in addition to the matter discussed above. There is at least a reasonable possibility that additional losses may be incurred in excess of the amounts that we have accrued. However, we believe that these claims are not material to our financial statements or the range of reasonably possible losses is not reasonably estimable. Litigation is inherently unpredictable, and while we believe that we have valid defenses with respect to legal matters pending against us, our financial statements could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies or because of the diversion of management’s attention and the incurrence of significant expenses.

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

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Our stock repurchases during the quarter ended September 30, 2016 are as follows (in thousands, except for per share amounts):

Issuer Purchases of Equity Securities

				Approximate
			Total Number of Shares	Dollar Value of
	Total Number of		Purchased as Part of	Shares that May Yet
	Shares	Average Price	Publicly Announced	Be Purchased Under
Total	Purchased (2)	Paid per Share	Plans	the Plans (1)
July 2016	142	$43.60	142	$104,084
August 2016	267	43.95	216	94,596
September 2016	75	46.97	49	92,282

Total	484	$44.31	407	$92,282

(1)	In November 2015, our board of directors authorized $150 million for the repurchase of our outstanding common stock commencing January 1, 2016. This authorization expires December 31, 2018. Under this publicly announced plan, we repurchased 0.4 million shares for an aggregate purchase price of $18.0 million during the three months ended September 30, 2016. We had previously repurchased 1.0 million shares for an aggregate purchase price of $39.7 million during the six months ended June 30, 2016.
(2)	Includes 0.1 million shares purchased from employees to satisfy the exercise price of certain stock options and any tax withholding obligations incurred in connection with such exercises and minimum tax withholding obligations that arose on the vesting of RSUs.

Item 3:	Defaults Upon Senior Securities

None.

Item 4:	Mine Safety Disclosure

Not applicable.

Item 5:	Other Information

Not applicable.

Item 6:	Exhibits

No.	Description

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Amended and Restated Bylaws of Electronics For Imaging, Inc. (as amended August 12, 2009) (2)

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 33-57382) and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 17, 2009 (File No. 000-18805) and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRONICS FOR IMAGING, INC.

Date: October 31, 2016	/s/ Guy Gecht
Guy Gecht
Chief Executive Officer (Principal Executive Officer)

Date: October 31, 2016	/s/ Marc Olin
Marc Olin
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

No.	Description

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Amended and Restated Bylaws of Electronics For Imaging, Inc. (as amended August 12, 2009) (2)

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 33-57382) and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 17, 2009 (File No. 000-18805) and incorporated herein by reference.