Form 10-K
period 2016-12-31
ELECTRONICS FOR IMAGING INC
filed 2017-02-22
CIK 867374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold on June 30, 2016 was $1,986,886,899 *

The number of shares outstanding of the registrant’s common stock, $.01 par value per share, as of January 26, 2017 was 46,431,857.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the 2017 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

* Based on the last trade price of the registrant’s common stock reported on The NASDAQ Global Select Market on June 30, 2016, the last business day of the registrant’s second quarter of the 2016 fiscal year.

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

General

EFI was incorporated in Delaware in 1988 and commenced operations in 1989. Our initial public offering of common stock was completed in 1992. Our common stock is traded on The NASDAQ Global Select Market under the symbol EFII. Our corporate headquarters are located at 6750 Dumbarton Circle, Fremont, California 94555.

We are a world leader in customer-centric digital printing innovation focused on the transformation of the printing, packaging, ceramic tile decoration, and textile industries from the use of traditional analog based printing to digital on-demand printing.

Our products include industrial super-wide and wide format display graphics, label and packaging, textile, and ceramic tile decoration digital inkjet printers that utilize our digital ink, industrial digital inkjet printer parts, and professional services; print production workflow, web-to-print, cross-media marketing, fashion design, and business process automation solutions; and color printing digital front ends (“DFEs”) creating an on-demand digital printing ecosystem. Our ink includes digital ultra-violet (“UV”) curable, light emitting diode (“LED”) curable, ceramic, water-based, and thermoforming ink, as well as a variety of textile ink including dye sublimation, pigmented, reactive dye, acid dye, pure disperse dye, and water-based dispersed printing ink. Our award-winning business process automation solutions are integrated from creation to print and are vertically integrated with our industrial digital inkjet printers and products produced by the leading production digital color page printer manufacturers that are driven by our Fiery DFEs.

Our product portfolio includes industrial super-wide and wide format digital inkjet products (“Industrial Inkjet”) including VUTEk and Matan display graphics super-wide and wide format, Reggiani textile, Jetrion label and packaging, and Cretaprint ceramic tile decoration and construction material industrial digital inkjet printers and ink; print production workflow, web-to-print, cross-media marketing, Optitex textile two-dimensional (“2D”) and three-dimensional (“3D”) computer aided fashion design (“CAD”) applications, and business process automation software (“Productivity Software”), which provides corporate printing, label and packaging, publishing, and mailing and fulfillment solutions for the printing and packaging industry; and Fiery DFEs (“Fiery”). Our integrated solutions and award-winning technologies are designed to automate print and business processes, streamline workflow, provide profitable value-added services, and produce accurate digital output.

Products and Services

Industrial Inkjet

Our Industrial Inkjet products address the high-growth industrial digital inkjet markets where significant conversion of production from analog to digital inkjet printing is occurring. The Industrial Inkjet operating segment consists of our VUTEk and Matan super-wide and wide format display graphics, Reggiani textile, Jetrion label and packaging, and Cretaprint ceramic tile decoration and construction material industrial digital inkjet printers; digital UV curable, LED curable, ceramic, water-based, and thermoforming ink, as well as a variety of textile ink including dye sublimation, pigmented, reactive dye, acid dye, pure disperse dye, and water-based dispersed printing ink; digital inkjet printer parts; and professional services. Printing surfaces include paper, vinyl, corrugated, textile, glass, plastic, aluminum composite, ceramic tile, wood, and many other flexible and rigid substrates.

Customer Base. Our industry-leading VUTEk and Matan super-wide format UV, LED, and thermoforming industrial digital inkjet printers and ink are used by commercial photo labs, large sign shops, graphic screen printers, specialty commercial printers, and digital and billboard graphics providers serving the out-of-home advertising and industrial specialty print segments by printing banners, signage, building wraps, flags, point of purchase and exhibition signage, backlit displays, fleet graphics, photo-quality graphics, art exhibits, customized architectural elements, billboards, thermoplastic decoration, and other large graphic displays. We sell EFI hybrid and roll-to-roll flatbed UV wide format graphics printers and ink to the entry-level and mid-range industrial digital inkjet display graphics printer market. We sell Reggiani textile digital inkjet printers and textile ink to the display graphics soft signage market and contract printers serving major textile brand owners and fashion designers, as well as the global printed textile industry. We sell Cretaprint ceramic tile decoration and construction material digital inkjet printers and ceramic digital ink to the ceramic tile construction materials manufacturing industries. We sell Jetrion label and packaging digital inkjet printing systems, custom high-performance integration solutions, and specialty ink to the converting, packaging, and direct mail industries. The

Nozomi single-pass industrial digital inkjet platform will be sold to the corrugated, paper packaging, display graphics, and other markets when this product is launched in 2017.

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

Super-wide Format. We launched next generation models and new finishing modules for our GS and HS series of high-speed, high-resolution super-wide format industrial digital inkjet printers in 2016, 2015, and 2014, as well as the Quantum LXr super-wide format industrial digital inkjet roll-to-roll printer in 2016.

Our HS series of printers are alternatives to analog presses used by high volume graphic producers and are based on pin & cure printing technology. We launched the HS125 Pro digital inkjet printer in 2016, which is a 3.2 meter hybrid flatbed/roll-fed printer that prints on rigid and flexible materials up to two inches thick utilizing UltraFX Technology that enhances the visual impact of the printed image and reduces the appearance of unwanted visual artifacts.

The GS/LX family of super-wide format industrial digital inkjet printers offers the highest quality in a super-wide format. We launched next generation models and new finishing modules for our GS series of high-speed, high-resolution super-wide format industrial digital inkjet printers in 2016, 2015, and 2014. The LX models incorporate LED technology. We launched the 3.2 meter hybrid flatbed/roll-fed LX3 Pro digital inkjet printer in 2015, which prints on rigid and flexible materials up to two inches thick utilizing UltraFX Technology. The LX3 is well suited for the point-of-purchase printing environment. We added ultra-drop capability to our GS3250LX and GS2000LX hybrid printers in 2014. Ultra-drop technology offers smaller drop sizes and more precise control. The five meter roll-to-roll GS5500LXr Pro LED inkjet printer was launched in 2014.

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

Matan super-wide format industrial digital inkjet roll-to-roll printers include advanced material handling features such as in-line cutting and slitting. The Quantum super-wide format LED UV-curing industrial digital inkjet printer provides resolution up to 1,200 dpi. The Q Series of super-wide format industrial digital inkjet printers are well suited for high volume requirements and feature print speeds up to 3,800 square feet per hour. The Flex series of super-wide format industrial digital inkjet printers serve the fleet graphics market with flexible UV curable ink and protective coating for high-definition, closely-viewed truck side curtains, car wraps, and floor graphics. In 2016, we launched the Quantum LXr 5.2 and 3.5 meter LED roll-to-roll printer, which is an alternative to latex printers featuring 7-picoliter imaging and resolution up to 1,200 dpi.

Wide Format. Our EFI hybrid flatbed/roll-to-roll and dedicated roll-to-roll entry level, overflow, and specialty production UV wide format digital inkjet printers are developed, manufactured, and marketed to the entry-level and mid-range industrial digital inkjet printer market. We launched our wide format H1625 SD 1.65 meter hybrid roll /flatbed printer in 2015. The H1625 SD utilizes thermoforming ink, which enables sign makers and printing companies to print directly onto thermoplastic sheet materials, which can then be formed into deep draw, high elongation parts while retaining hue and opacity. We launched our wide format H1625 RS printer in 2015, which prints 1.6 meter widths directly to 3M reflective media in roll, sheeted, and mounted to rigid forms. We launched our wide format H1625 hybrid roll / flatbed printer in 2014. The H1625 includes LED technology enabling printing on a broad range of substrates, including media that cannot withstand the high-heat drying or curing methods used in other inkjet platforms.

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

A significant driver for the adoption of digital textile printing is the growth of “fast fashion,” which is a term used by fashion retailers to express the need for designs to move quickly from the catwalk to the retailer to capture current fashion trends. The digital textile printing market has also benefitted from sports apparel with short run production quantities, closer geographic proximity to end-use markets, and environmental awareness.

Reggiani industrial digital inkjet textile printing systems use water-based inks and advanced streamlined automation that provide a total solution for textile businesses. The TOP digital inkjet textile printer is a fast throughput machine that can be used with reactive, acid, disperse, dye sublimation, and pigmented inks. The Essetex 2 meter wide washing box is the ideal system for knitted and light fabrics, particularly where print washing is beneficial for delicate textiles and for post-dyeing of printed cloth. The ReNOIR NEXT printer prints on fabrics and paper using the same ink set with a 1.8 meter beltless digital printing system and offers simplified material handling, a compact footprint, and a lower acquisition cost, making it an ideal entry-level textile printing production device.

In 2016, we launched the 1.8 and 3.4 meter VUTEk FabriVU super-wide format industrial digital inkjet soft signage printers, which utilize water-based sublimation ink and are manufactured in our Reggiani facility. FabriVU offers print speeds up to 464 square meters per hour at 600 dpi and high resolution up to 2,400 dpi and utilize water-based sublimation ink.

Label and Packaging. In 2016, we introduced the Nozomi single-pass industrial digital inkjet platform, which is expected to be launched in 2017. The Nozomi C18000 is a 1.8 meter, single pass, high speed LED industrial digital inkjet corrugated packaging press for the corrugated, paper packaging, display printing, and other markets that prints up to 75 linear meters (246 linear feet) per minute.

Our Jetrion label and packaging digital inkjet printers provide a wide array of label and packaging digital inkjet systems, custom high-performance integration solutions, and specialty digital UV and LED curable ink to the label and packaging industries. Our Jetrion 4950LX industrial digital inkjet label and packaging printer was launched in 2014. It incorporates full LED curing, image quality greater than 1,000 dpi, and a white printing option. The 4950LX printer features digital printing and inline finishing in one machine.

Ceramic Tile Decoration. Our Cretaprint ceramic tile decoration digital inkjet printers are utilized by the ceramic tile and construction material manufacturing industries. The ceramic tile decoration market is transitioning from analog to digital inkjet printing technology.

We launched the Cretaprint D4 in 2016, which features up to 12 print bars, and gives users the ability to incorporate a full range of ceramic ink and digital print effects. We also launched the Cretaprint M4 and M4 SOL printer platforms in 2016, which allow customers to print on larger tile sizes up to 1,180 mm wide and offers enhanced imaging quality with variable-drop grayscale imaging. The Cretaprint M4 SOL is a soluble salt ink printer.

We launched the Cretaprint C4, which is our next generation ceramic tile decoration digital inkjet printer in 2015. Electronics and ink systems have been upgraded to maximize accuracy in a broad range of production conditions. The Cretaprint C4 printer allows the use of different print heads and digital applications on the same machine.

Ink. Our ink provides a recurring revenue stream generated from sales to our existing customer base of installed printers.

VUTEk printers primarily use digital UV and LED curable ink, although our solvent ink printers remain in use in the field. We were first to market with digital UV curable ink incorporating “cool cure” LED technology for use in high-end production super-wide, wide format, and label and packaging digital inkjet printing systems. We sell a variety of third party branded textile ink to users of our textile digital inkjet printers, including dye sublimation, pigmented, reactive dye, acid dye, and water-based dispersed printing ink. We launched internal formulation of our ceramic digital ink in 2014, which was expanded to included soluble salt-based ceramic ink in 2016. We launched internal formulation of our reactive dye ink in 2016.

In 2016, we introduced AquaEndure acqueous ink, which is a water-based inkjet ink that will be used across many of our printers in the future.

We acquired Rialco Limited (“Rialco”) in 2016, which supplies dye powders and color products for the textile, digital print, and other decorating industries. Rialco’s pure disperse dyes are particularly important in the manufacture of high-quality dye sublimation inkjet inks for textile applications, which is a key growth area in the global migration from analog to digital print. Rialco’s technical and commercial capabilities benefit the Industrial Inkjet operating segment in the sourcing, specification, and purification of high quality dyes and expand our research, development, and innovation base to develop ink for the signage, ceramic, and packaging markets.

We accelerated our ink development capability with the purchase of technology from Polymeric Imaging, Inc. (“Polymeric”) in 2014. Polymeric has extensive experience developing digital inkjet ink and coatings that address important curing, adhesion, density, and durability issues that are encountered when printing on challenging substrates. We use the technology to enhance capabilities for thermoforming and other high-elongation applications.

Our industrial digital inkjet printers and their related features are as follows:

Printer Type	Models	Capabilities	Application Examples
VUTEk super-wide format	HS, GS/LX, H/QS, and FabriVU Series printers EFI and 3M(R) co-branded Digital UV and LED, AquaEndure aqueous, and thermoforming UV ink	Printing widths of 2 to 5 meters; up to two inch thickness; 6, 7, and 8 colors, plus white and greyscale; up to 2400 dpi; flexible and rigid substrates; 1.8-meter and 3.4-meter wide aqueous-based soft signage printer models with speeds up to 500 square meters per hour; UV curable, LED “cool cure,” aqueous, and thermoforming digital UV inks.	Super-wide format banners, signage, building wraps, flags, point of purchase and exhibition signage, backlit displays, fleet graphics, photo-quality graphics, art exhibits, customized architectural elements, billboards, and thermoplastic decoration.

Matan super-wide format	Quantum, Q series, and Flex series printers Quantum LED curable ink Matan UV curable ink MatanFlex stretchable ink	Speeds up to 353 square meters per hour Printing widths of 3 to 5 meters; up to two inch thickness; 4, 7, and 8 colors, plus white and greyscale; up to 1200 dpi; flexible and rigid substrates; UV curable and LED “cool cure” ink.	Fleet graphics, traffic signage, labels, tags, decals, membranes, license plates, and sign printing

EFI wide format	R family roll-to-roll H family hybrid printers EFI H1625 LED 3M™ ink SD thermoforming ink	Speeds up to 87.2 square meters per hour (roll-to-roll) and 42.3 square meters per hour (hybrid), up to 1200 dpi, 4 colors plus white and greyscale, up to 2 inch thickness, flexible and rigid substrates, UV curable, and LED “cool cure” ink.	Wide format indoor and outdoor graphics with photographic image quality. Entry-level and mid-range markets. Overflow and specialty markets.

Reggiani textile	Reggiani textile printers Dye sublimation, pigmented, reactive dye, acid dye, and water-based dispersed printing ink	Speeds up to 320 square meters per hour Substrates from ultra-light to heavy, up to 2400 dpi; dye sublimation, pigmented, reactive dye, acid dye, and water-based dispersed printing ink	Contract printers serving major textile brand owners and fashion designers Textile soft signage market Global printed textile industry

Jetrion label & packaging	4950LX 4900M/4900M-330 4900ML Jetrion inks	Print resolutions greater than 720 dpi; 4 colors plus white, printing width up to 13 inches, UV curable, and LED “cool cure.” The 4900 platform enables digital printing and finishing in a single end-to-end system.	Primary and secondary label applications, Industrial label or flexible packaging markets. Custom high performance integration solutions.

Cretaprint ceramic tile decoration	Cretaprint C4, C3, P3 Cretaprint M4 and M4 SOL Cretaprint D4 Cretaplotter Cretaprint ink	Single chassis accommodates up to 8 print bars. 1,000 customizable settings controlling printer widths up to 1.4 meters, speed, direction, and discharge.	Ceramic tile industry Construction materials industry

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

The Productivity Software operating segment consists of a complete software suite that enables efficient and automated end-to-end business and production workflows for the print and packaging industry. This Productivity Suite also provides tools to enable revenue growth, efficient scheduling, and optimization of processes, equipment, and personnel. Customers are provided the financial and technical flexibility to deploy locally within their business or to be hosted in the cloud. The Productivity Suite addresses all segments of the print industry and consists of the: (i) Packaging Suite, with Radius at its core, for tag & label, cartons, and flexible packaging businesses; (ii) Corrugated Packaging Suite, with CTI at its core, for corrugated packaging businesses; (iii) Enterprise Commercial Print Suite with Monarch at its core, for enterprise print businesses; (iv) Publication Print Suite, with Monarch or Technique at its core, for publication print businesses; (v) Mid-market Print Suite, with Pace at its core, for medium size print businesses; (vi) Quick Print Suite, with PrintSmith at its core, for small printers and in-plant sites; and (vii) Value Added Products, available with the suite and standalone, such as web-to-print, e-commerce, cross media marketing, warehousing, fulfillment, shop floor data collection, and shipping to reduce costs, increase profits, and offer new products and services to their existing and future customers. We also market Optitex fashion CAD software, which facilitates fast fashion increased efficiency in the textile and fashion industries.

Customer Base. We sell the Packaging Suite to the label, cartons, and flexible packaging industry; the Corrugated Packaging Suite to the corrugated packaging industry; the Enterprise Commercial Print Suite to large and multi-national commercial print businesses; the Publication Print Suite to publication and direct mail print businesses; the Mid-market Print Suite to medium size commercial print businesses, display graphics providers, and government printing operations; the Quick Print Suite to small printers and in-plant printing operations; Value Added Products including Digital StoreFront and DirectSmile to customers desiring e-commerce, web-to-print, and cross-media marketing solutions; and Optitex to the leading fashion brands and manufacturers.

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

Optitex markets integrated 2D and 3D CAD software that shortens the design cycle, reduces our customers’ costs, and accelerates the adoption of fast fashion. The acquisition of Optitex Ltd. (“Optitex”) in 2016 expands our presence in the digital inkjet textile printing market through the synergy of Optitex technology with the Reggiani digital inkjet textile printer business.

New Version Releases and Product Offerings. Integration among our software offerings is achieved through the end-to-end automation including certified workflows and synchronized releases across multiple products afforded by our Productivity Suite consisting of the Packaging Suite, Corrugated Packaging Suite, Enterprise Commercial Print Suite, Publication Print Suite, Mid-market Print Suite, Quick Print Suite, and Value Added Products. Integration of our software product offerings provides:

•	Out-of-the-box, end-to-end optimized workflows,

•	Certified integration and automation,

•	Global visibility that makes effective and proactive decision making possible;

•	Solid modular, flexible, and scalable software foundation supporting product and customer profit evolution and diversification.

New versions have been released for each of our significant software components and new product offerings have resulted from strategic business acquisitions. New product offerings that have resulted from strategic business acquisitions are described under “Growth and Expansion Strategies” below.

The 2016 release of the Midmarket Print Suite includes web-to-print, cross-media marketing, estimating, scheduling, accounting, and fulfillment applications. Enhancements include easier access to quotes, improved estimating, and more advanced filtering tools to drive efficiency in job estimating and production. Product-specific applications unique to the super-wide format print space, such as fleet and vehicle wraps, point-of-purchase signage and outdoor graphics. The 2016 release of the Quick Print Suite includes a cloud-based platform for in-plant and quick print operations to reduce the customer deployment and maintenance burden. The 2016 release of the Packaging Suite includes 22 certified workflows that provide unprecedented levels of business and production automation geared toward folding carton, tag and label, and flexible package converting environments. Enhancements integrate Radius software, intelligent estimating and planning with iQuote software, automated planning optimization with Metrix software, and key third party software such as the Esko Automation Engine. The 2016 release of the Enterprise Commercial Print Suite includes improvements in inventory and purchasing, support for Digital StoreFront web-to-print services, stronger customer relationship management tools including the ability to add attachments to forms and expanded reporting capabilities and extended capabilities in dynamic estimating and planning.

The Optitex Collaborate Application was released in early 2017 and is driven by cloud-based textile design technology that enables instant sharing among pattern makers, designers, and print teams for faster and more accurate apparel prototyping.

Our primary software offerings include:

Product Name	Description	User
Business process automation software: Monarch, PSI, Logic, PrintSmith, PrintFlow, Radius, CTI, SmartLinc, Graphisoft, PC Topp, DiMS!, PrintStream, Prism, IQuote, Technique, Shuttleworth, Lector, GamSys, and Alphagraph	Collect, organize, and present business process information to improve productivity and customer service while reducing costs.	Commercial, publishing, digital, in-plant, print for pay, large format, direct mail, and specialty printing, shipping and logistics, and packaging companies.

Cloud-based business process automation software: Pace	Software modules for estimating, scheduling, print production, accounting, e-commerce, and web-to-print.	Commercial, digital, display graphics, in- plant, and print for pay printing companies. Government printing operations.

Imposition solutions for estimating, planning, and integration into prepress and postpress solutions: Metrix	Imposition solutions for a broad range of product types and sizes and printing processes.	Customers desiring a solution to bridge the gap between business process automation and prepress that are not served by the Fiery and Fiery XF imposition tools.

Cloud-based order entry and order management systems, along with cross-media marketing: Digital StoreFront, DirectSmile, PrinterSite, and PrintSmith Site	Procurement applications for print buyers, print producers, and marketing professionals to facilitate cloud-based collaboration across the supply chain.	Commercial, publishing, digital, in-plant, print for pay, large format, and specialty printers.

Optitex Textile 3D Design Software— O/Dev Pattern Marking Suite, O/Dev 3D Sampling Suite, O/Pro Marker Making Suite, O/Pro Cutting Room Optimization Suite, and O/Sel Digital Collection	Development and production software that builds patterns, visualize in 3D, streamlines marker making and cut order workflow, and cloud-based applications for show case design	Leading fashion brands, fashion retailers, and manufacturers in commercial and apparel industries

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

Fiery products are comprised of (i) stand-alone DFEs connected to digital printers, copiers, and other peripheral devices, (ii) embedded DFEs and design-licensed solutions used in digital copiers and multi-functional devices, (iii) optional software integrated into our DFE solutions such as Fiery Central and Graphics Arts Package, (iv) Fiery Self Serve, our self-service and payment solution, (v) PrintMe, our mobile printing application, and (vi) stand-alone software-based solutions such as our proofing and scanning solutions.

Fiery DFEs. The Fiery XB DFE was released in 2016 incorporating a scalable high-volume blade server technology for high speed inkjet presses processing at 100 meters per minute of 1.8 meter wide corrugated boards or in excess of 13,000 sheets per hour, which is the equivalent of approximately 173 cut-sheet toner engines printing simultaneously at 100 pages per minute. The Fiery FS200 Pro DFE was released in 2015 incorporating higher speed processing, expanded color offerings, shop automation, and connectivity. The Fiery FS150 Pro DFE was released in 2014. It simultaneously processes a print job on four processor cores allowing print jobs to be processed up to 55% faster.

Fiery XF is a DFE and color management workflow for super-wide and wide format printing and proofing. Fiery XF 6.0 was released in 2014 featuring real WYSIWYG tiling preview, the Fiery Dynamic Smoothing function, and the Fogra Process Standard Digital. The Fogra Graphic Technology Research Association establishes process standards for the digital printing industry. Fiery proServer is a DFE and color management workflow for the super-wide format and ceramic tile decoration digital inkjet printer market.

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

Fiery Navigator is a cloud-based digital printing business intelligence tool for digital production presses that was launched in 2016. Fiery Navigator provides printers with more insight into their production data to optimize resource allocation, ensure compliance with operating procedures, and make equipment decisions by capturing key operational data points and displaying production analytics in a comprehensive, customizable dashboard.

Fiery Self Serve. is a leading provider of self-service and payment solutions that allows service providers to offer access to business machines including printers, copiers, computers/internet access, fax machines, and photo printing kiosks from mobile phones, iPad ® , USB drives, and cloud accounts such as Google Drive TM Dropbox. The M500 is a flexible and scalable system, which addresses demands for printing from any mobile device as well as from popular cloud storage services, and accepts credit cards, campus cards, and cash cards at the device, thereby eliminating the need for coin-operated machines. In 2014, we announced integration with campus identification card systems and campus card solutions such as CBORD, Odyssey, and Blackboard. We also announced the release of Self-Serve AdminCentral, which is a cloud-based management system for the M500 product.

PrintMe. PrintMe Connect enables direct printing from Apple® , iPad® , iPhone® , iPod touch® iOS 10-enabled, and other mobile devices to Fiery-driven printers or multi-function peripherals. PrintMe was the world’s first cloud-based printing platform that enabled mobile workers to upload their documents to the PrintMe cloud and securely print them on any PrintMe-enabled printer.

Our DFE platforms, primary printer manufacturer customers, and end user environments are as follows:

Platform	Printer Manufacturers or Customers	User Environments
Fiery external DFEs	Canon, Fuji Xerox, Konica Minolta, Kyocera Document Solutions, Landa, Ricoh, RISO, Sharp, Toshiba, Xerox	Print for pay, corporate reprographic departments, graphic arts, advertising agencies, and transactional & commercial printers

Fiery embedded DFEs and design-licensed solutions	Canon, Epson, Fuji Xerox, Intec, Kodak, Konica Minolta, Kyocera Document Solutions, Oki Data, Ricoh, Sharp, Toshiba, Xerox	Office, print for pay, and quick turnaround printers

Fiery Central, MicroPress Fiery Navigator Fiery Workflow Suite	Canon, Konica Minolta, Kyocera Document Solutions, Ricoh, Sharp, Xerox	Corporate reprographic departments, commercial printers, and production workflow solutions

Fiery Self Serve	Canon, FedEx Office, Konica Minolta, Ricoh, Staples, Xerox	ExpressPay self-service and payment solutions for retail copy and print stores, hotel business centers, college campuses, and convention centers

PrintMe	Canon, Channel Build Solutions, individual hotels, smaller channel resellers	Mobile printing from any mobile device to any network printer

Production Inkjet and Proofing software: ColorProof XF, Pro, Fiery XF, Fiery proServer,	Digital color proofing and inkjet production print solutions offering fast, flexible workflow, power, and expandability	Digital, commercial and hybrid printers, prepress providers, publishers, creative agencies and photographers, ceramic tile, decoration, and super-wide & wide format print providers

Sales, Marketing, and Distribution

We have assembled, internally and through acquisitions, an experienced team of technical support, sales, and marketing personnel with backgrounds in color reproduction, digital pre-press, image processing, business process automation systems, networking, and software and hardware engineering, as well as market knowledge of enterprise printing, graphic arts, fulfillment systems, cross-media marketing, imposition solutions, textile printing, fashion design, ceramic tile decoration, and commercial printing. We expect to continue to expand the scope and sophistication of our products and gain access to new markets and channels of distribution by applying our expertise in these areas.

Industrial Inkjet

Our Industrial Inkjet products are sold primarily through our direct sales force augmented by some select distributors. Any interruption of either of these distribution channels could negatively impact us in the future. See Item 1A: Risk Factors—We rely on our distribution channels to ensure sales growth.

Textile digital printing is an alternative to either analog printing or single color (dyed) garments. Widespread adoption of digital textile printing depends on the willingness and ability of businesses in the printed textile industry to replace their existing analog printing systems and single color (dyed) garments with digital printing systems.

The adoption of digital textile printing is dependent to some extent on the growth of “fast fashion,” and has also benefitted from sports apparel with shorter production runs, closer geographic proximity to end-use markets, and environmental awareness. A key element of our inkjet textile printing growth strategy is to market digital inkjet printing systems to contract printers that serve major textile brand owners and fashion designers.

The ceramic tile industry has undergone a shift from southern Europe (e.g., Spain and Italy) to the emerging markets of China, India, Brazil, and Indonesia. As a result, we operate a Cretaprint sales and support center in Foshan, Guangdong, China, in addition to our facilities in Spain. Foshan is home to the largest concentration of ceramic tile manufacturers in China.

We promote our Industrial Inkjet products through public relations, direct mail, advertising, promotional material, trade shows, and ongoing customer communication programs. The majority of sales leads for our inkjet printer sales are generated from trade shows. There were approximately 1,500 attendees from 25 countries at our 2016 EFI Connect trade show, which generates leads for the Industrial Inkjet and Productivity Software operating segments and generates end user demand for the Fiery segment. We also participated in Drupa, which is the largest printing equipment trade show in the world and is held once every four years. Drupa was attended by over 260,000 attendees from more than 180 countries in 2016.

We have established a new e-commerce platform specifically for fabric soft signage production operations. The soft signage on-line ordering technology offers a new level of turnkey flexibility for increasingly popular fabric graphics applications, including outdoor, trade show, and point-of-purchase displays.

In 2016, we entered into an agreement with a third party that facilitates our European customers’ equipment financing. The agreement will provide customers with new leasing opportunities for EFI’s industrial digital inkjet printers in many European countries.

Productivity Software

Our enterprise resource planning and collaborative supply chain business process automation software solutions within our Productivity Software portfolio are primarily sold directly to end users by our direct sales force. An additional distribution channel for our Productivity Software products is through sales to a mix of distribution channels consisting of authorized distributors, dealers, and resellers who in turn sell the software solutions to end users either stand-alone or bundled with other solutions they offer.

We have distribution agreements with some customers, including Canon, Konica Minolta, Ricoh, Xerox, Esko, and Veritiv (formerly xpedx). There are a number of small private resellers of our business process automation software in different geographic regions throughout the world where a direct sales force is not cost-effective.

We sell Optitex directly to the leading fashion brands and manufacturers through a direct sales force and distribution channels consisting of authorized distributors, dealers, and resellers.

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

Although end customer and reseller channel preference for Fiery products drives demand, most Fiery revenue relies on these significant printer manufacturers/distributors to integrate Fiery technology into the design and development of their print engine as described above. See Item 1A: Risk Factors—We do not typically have long-term purchase commitments with the printer manufacturer customers that purchase our Fiery DFE and software solutions. They have in the past reduced or ceased, and could at any time in the future reduce or cease, to purchase products from us, thereby harming our operating results and business.

Our relationships with the leading printer and copier industry companies are one of our most important assets. We have established relationships with leading printer and copier industry companies, including Canon, Seiko Epson, Fuji Xerox, Kodak, Konica Minolta, Kyocera Document Solutions, Landa, OKI Data, Ricoh, Sharp, Toshiba, and Xerox. These relationships are based on business relationships that have been established over time. Our agreements generally do not require them to make any future purchases from us as of December 31, 2016. They are generally free to purchase and offer products from our competitors, or build their own products for sale to the end customer, or cease purchasing our products at any time, for any reason, or no reason.

Fiery Self Serve is our self-service and payment solution that is sold to Canon, FedEx Office, Konica Minolta, Ricoh, Staples,, and Xerox. Fiery Self Serve is also marketed to college campuses and libraries.

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

Product Innovation. We achieve product innovation through internal research and development efforts, as well as by acquiring businesses with technology that is synergistic with our product lines and may be attractive to our customers. We expect to expand and improve our offerings of new generations of Industrial Inkjet products, including super-wide and wide format, textile, label and packaging, and ceramic tile decoration industrial digital inkjet printers. We expect to expand and improve our Productivity Software offerings, including new product lines related to digital printing, graphic arts, fulfillment systems, cross-media marketing, image personalization, workflow, packaging, 3D textile design, and print management.

We have established relationships with many leading distribution companies in the graphic arts and commercial print industries such as Nazdar, 3M, and Veritiv, as well as significant printer manufacturing companies including Xerox, Ricoh, Canon, and Konica Minolta. We have also established global relationships with many of the leading print providers, such as R.R. Donnelley, Donnelley Financial Solutions, FedEx Office, and Staples. These direct sales relationships, along with dealer arrangements, are important for our understanding of the end markets for our products and serve as a source of future product development ideas. In many cases, our products are customized for the needs of large customers, yet maintain the common intuitive interfaces that we are known for around the world.

The development of our Productivity Suite also provides tools to facilitate customer revenue growth, efficient scheduling, and optimization of processes, equipment, and personnel. Customers are provided the financial and technical flexibility to deploy locally within their business or to be hosted in the cloud.

Increasing Market Coverage. We are increasing our market coverage through penetration of our sales and distribution networks, expansion into emerging markets in China, India, Latin America and Asia Pacific (“APAC”), and acquisitions that are synergistic with our other businesses such as the Rialco and Optitex acquisitions.

Expanding the Addressable Market. We are expanding our addressable market by extending into new markets within each of our operating segments such as textile digital inkjet printing, textile 3D design, ceramic tile decoration, thermoplastic pre-decoration, image personalization, imposition solutions, various cloud-based software solutions, self-service and payment solutions, and mobile printing. Further growth in the addressable markets for Industrial Inkjet, Productivity Software, and Fiery has been driven by our development of an integrated VUTEk / Fiery / Productivity Software production workflow.

Establish Enterprise Coherence and Leverage Industry Standardization. Our goal is to offer best of breed solutions that are interoperable and conform to open standards, which will allow customers to configure the most efficient solution for their business by establishing enterprise coherence and leveraging industry standardization.

We establish coherence across our product lines by designing products and platforms that provide a consistent “look and feel” to the end user. Cross-product coherence creates higher productivity levels as a result of shortened learning curves. The integrated coherence that end users can achieve using our products for all of their digital printing and imaging needs leads to a lower total cost of ownership. Open architecture utilizing industry-established standards to provide interoperability across a range of digital printing devices and software applications ultimately provides end users with more choice and flexibility in their selection of products. For example, integration between our cloud-based Digital StoreFront application, our Pace business process automation application, and our Fiery XF Production Color RIP including integration to our Fiery or VUTEk product lines, is achieved by leveraging the industry standard Job Definition Format. Our Productivity Suite has taken this integration further through end-to-end automation including certified workflows and synchronized releases across multiple products consisting of our Packaging Suite, Corrugated Packaging Suite, Enterprise Commercial Print Suite, Publication Print Suite, Mid-market Print Suite, Quick Print Suite, and Value Added Products.

Recent Business Acquisitions. We achieve product innovation through internal research and development efforts, as well as by acquiring businesses with technology that is synergistic with our product lines and may be attractive to our customers. We also acquire businesses to expand our market coverage and customer base. The impact of our business acquisitions on product innovation, market coverage, and addressable market during 2016, 2015, and 2014 is summarized as follows:

Year	Acquired Business	Acquired Product Line or Customer Base
2016	Rialco Limited (“Rialco”)	Dye powders and color products for digital printing and industrial manufacturing

	Optitex Ltd. (“Optitex”)	Integrated 3D CAD software

2015	Reggiani Macchine SpA (“Reggiani”)	Textile digital inkjet printers

	Matan Digital Printers (2001) Ltd. (“Matan”)	Super-wide format digital inkjet printers

	Corrugated Technologies, Inc. (“CTI”)	Corrugated packaging software

	Shuttleworth Business Systems Limited and CDM Solutions Limited (collectively, “Shuttleworth”)	European customer base

2014	SmartLinc, Inc. (“SmartLinc”)	Shipping and logistics automation software

	Rhapso S.A. (“Rhapso”)	French customer base and corrugated packaging software

	DirectSmile GmbH (“DirectSmile”)	Image personalization, cross media marketing, variable data printing

	DiMS! organizing print BV (“DIMS”)	Multilingual, and multi-national print and packaging companies with a large European installed base

We will continue to be acquisitive in the future in an opportunistic way supporting our product innovation, market coverage, and total addressable market expansion strategy.

Backlog

Although we obtain firm purchase orders from our significant printer manufacturer customers in our Fiery operating segment, these customers typically do not issue such purchase orders until 30 to 90 days before shipment. The non-linear nature of our Industrial Inkjet and Productivity Software operating segments results in customer contracts and purchase orders that are not shipped at the end of the year, which are not material and are not a meaningful indicator of future business prospects.

Significant Relationships

We have established and continue to build and expand relationships with the leading printer manufacturers and distributors of digital printing technology to benefit from their products, distribution channels, and marketing resources. Our customers include domestic and international manufacturers, distributors, and sellers of digital copiers. We work closely with the leading printer manufacturers to develop solutions that incorporate leading technology and work optimally in conjunction with their products. The top revenue-generating printer manufacturers, in alphabetical order, that we sold products to in 2016 were Canon, Seiko Epson, Fuji Xerox, Konica Minolta, Kyocera Document Solutions, Landa, OKI Data, Ricoh, RISO Global Network, Sharp, Toshiba, and Xerox. Because sales of our printer and copier-related products constitute a significant portion of our Fiery revenue and there are a limited number of printer manufacturers producing copiers and printers in sufficient volume to be attractive customers for us, we expect to continue to depend on a relatively small number of printer manufacturers for a significant portion of our revenue in future periods. Revenue from the leading printer manufacturers was 28%, 33%, and 33% during 2016, 2015, and 2014, respectively. Although end customer and reseller channel preference for Fiery products drives demand, most Fiery revenue relies on the leading printer manufacturer / distributors to integrate Fiery technology into the design and development of their print engines. Accordingly, if we experience reduced sales or lose an important printer manufacturing customer, we will have difficulty replacing the revenue with sales to new or existing customers.

We customarily enter into development and distribution agreements with our significant printer manufacturer customers. These agreements can be terminated under a range of circumstances and often on relatively short notice. The circumstances under which an agreement can be terminated vary from agreement to agreement and there can be no assurance that these significant printer manufacturers will continue to purchase products from us in the future, despite such agreements. Our agreements generally do not commit such customers to make future purchases from us. They could decline to purchase products from us in the future and could purchase and offer products from our competitors, or develop their own products for sale to the end customer. We recognize the importance of, and strive to maintain, our relationships with the leading printer manufacturers. Relationships with these companies are affected by a number of factors including, among others: competition from other suppliers, competition from their own internal development efforts, and changes in general economic, competitive, or market conditions including changes in demand for our products, changes in demand for the printer manufacturers’ products, industry consolidation, or fluctuations in currency exchange rates. There can be no assurance that we will continue to maintain or build the relationships we have developed to date. See Item 1A: Risk Factors—We do not typically have long-term purchase commitments with the printer manufacturer customers that purchase our Fiery DFE and software solutions. They have in the past reduced or ceased, and could at any time in the future reduce or cease, to purchase products from us, thereby harming our operating results and business.

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

Each Fiery solution requires page description language software provided by Adobe, which is a leader in providing page description software. Adobe’s PostScript® software is widely used to manage the geometry, shape, and typography of hard copy documents. Adobe can terminate our current PostScript® software license agreement without cause. Although to date we have successfully obtained licenses to use Adobe’s PostScript® software when required, Adobe is not required to, and we cannot be certain that Adobe will, grant future licenses to Adobe PostScript® software on reasonable terms, in a timely manner, or at all. In addition, to obtain licenses from Adobe, Adobe requires that we obtain quality assurance approvals from them for our products that use Adobe software. If Adobe does not grant us such licenses or approvals, if the Adobe licenses are terminated, or if our relationship with Adobe is otherwise materially impaired, we would likely be unable to sell products that incorporate Adobe PostScript® software. If that occurred, we would have to license, acquire, develop, or re-establish our own competing software as a viable alternative for Adobe PostScript ® software and our financial condition and results of operations could be significantly harmed for a period of time. See Item 1A: Risk Factors—We license software used in most of our Fiery products and certain Productivity Software products from Adobe and the loss of these licenses would prevent shipment of these products.

Our industrial inkjet printers require inkjet print heads that are manufactured by a limited number of suppliers. If we experience difficulty obtaining print heads, our inkjet printer production would be limited. In addition, we manufacture UV curable and ceramic digital ink for use in our printers and rely on a limited number of suppliers for certain pigments used in our ink. Our ink sales would decline significantly if we were unable to obtain the pigments when needed. See Item 1A: Risk Factors—We depend on a limited group of suppliers for key components in our products. The loss of any of these suppliers, the inability of any of these suppliers to meet our requirements, or delays or shortages of supply of these components could adversely affect our business.

Human Resources

As of December 31, 2016, we employed 3,235 full time employees. Approximately 950 were in sales and marketing (including 398 in customer service), 418 were in general and administrative, 658 were in manufacturing, and 1,209 were in research and development. Of the total number of employees, 1,531 employees were located in the Americas (primarily the U.S. and Brazil) and 1,704 were located outside of the Americas.

Research and Development

Research and development expense was $151.2, $141.4, and $134.7 million for the years ended December 31, 2016, 2015, and 2014, respectively. As of December 31, 2016, 1,209 of our 3,235 full-time employees were involved in research and development. We believe that development of new products and enhancement of existing products are essential to our continued success. We intend to continue to devote substantial resources to research and new product development. We expect to continue to make significant expenditures to support research and development in the foreseeable future.

New platforms and ink formulations will continue to be developed for Industrial Inkjet print technologies and ceramic tile decoration as the industry accelerates its transition from analog to digital technology, from solvent-based printing to UV curable ink printing, and adopts digital textile printing due to the growth of “fast fashion.” We are developing new software applications designed to maximize work flow efficiencies and meet the needs of graphic arts and commercial print professions, including business process automation, web-to-print, e-commerce, cross-media marketing, imposition, proofing solutions, and 3D textile CAD applications. We are developing products to support additional printing devices including high-end color copiers and multi-functional devices. We have research and development sites in 15 U.S. locations, as well as in India, Europe, Israel, the United Kingdom (“U.K.”), Brazil, Canada, New Zealand, China, Australia, and Japan. Substantial additional expense is required to complete and bring to market products that are currently under development.

Manufacturing

We are leveraging efficiencies in our worldwide digital inkjet printer manufacturing operations by centralizing super wide-format textile digital inkjet printer production in Italy and transferring production of super wide-format roll-to-roll digital inkjet printers to Israel to leverage the lower cost platform that Matan provides.

We utilize subcontractors to manufacture our Fiery products and, to a lesser extent, our super-wide and wide format industrial digital inkjet printers. These subcontractors work closely with us to promote low cost and high quality while manufacturing our products. Subcontractors purchase components needed for our products from third parties. We are dependent on the ability of our subcontractors to produce the products we sell. Although we supervise our subcontractors, there can be no assurance that such subcontractors will perform efficiently or effectively. We have outsourced our Fiery production with Avnet, Inc. (“Avnet”), label and packaging digital inkjet printer production to Roberts Tool Company (“Roberts”), and formulation of textile ink to third party branded suppliers, with the exception of reactive dye ink.

Should our subcontractors experience inability or unwillingness to manufacture or deliver our products, then our business, financial condition, and operations could be harmed. Since we generally do not maintain long-term agreements with our subcontractors and such agreements may be terminated with relatively short notice, any of our subcontractors could terminate their relationship with us and/or enter into agreements with our competitors that might restrict or prohibit them from manufacturing our products or could otherwise lead to an inability or unwillingness to fill our orders in a timely manner or at all. See Item 1A: Risk Factors—We are dependent on a limited number of subcontractors, with whom we do not have long-term contracts, to manufacture and deliver products to our customers. The loss of any of these subcontractors could adversely affect our business.

Our VUTEk super-wide format industrial digital inkjet printers are primarily manufactured in a single location in our Meredith, New Hampshire facility. In 2016, we transferred VUTEk roll-to-roll printer production to our Rosh Ha’Ayin, Israel, facility, our FabriVu textile digital inkjet printer production to our Bergamo, Italy, facility, and certain wide format industrial digital inkjet printers to our Castellon, Spain, facility.

We have encountered difficulties in hiring and retaining adequate skilled labor and management because Meredith is not located in a major metropolitan area. In 2016, we entered into a six-year lease with Bank of Tokyo—Mitsubishi UFJ Leasing & Finance LLC (“BTMU”) whereby a 225,000 square foot manufacturing and warehouse facility is under construction in Manchester, New Hampshire, related to our super-wide and wide format industrial digital inkjet printer business in the Industrial Inkjet operating segment, which is scheduled to be completed in early 2018. The new manufacturing center will allow consolidation of operations into a single facility and include research & development, manufacturing, warehousing, training, and service for super-wide and wide format printers, along with worldwide sales and marketing management for our broader portfolio of industrial digital inkjet printers and presses.

Our Matan super-wide format industrial digital inkjet printers are manufactured in a single location in our Rosh Ha’Ayin, Israel facility. Our Reggiani textile industrial digital inkjet printers are manufactured in a single location in our Bergamo, Italy facility. Our Cretaprint ceramic tile decoration digital inkjet printers are manufactured in a single location in our Castellon, Spain facility. Our ceramic digital ink that is used in our ceramic tile decoration digital inkjet printers is formulated in a single location in our Ypsilanti, Michigan facility. Our reactive dye ink that is used in our textile digital inkjet printers is formulated in a single location in our Bedford, U.K., facility.

Most components used to manufacture our printers and ink are available from multiple suppliers, except for inkjet print heads, branded textile ink, and certain key ingredients (primarily pigments and photoinitiators) for our digital UV curable ink. Although typically in low volumes, many key components are sourced from single vendors. If we were unable to obtain the print heads currently used, we would be required to redesign our printers to use different print heads. If we were unable to obtain the branded textile ink or the pigments required for our digital UV curable ink, we would have to qualify other sources, if possible, or reformulate and test the new ink formulations. In our Industrial Inkjet facilities, we use hazardous materials to formulate digital UV curable and ceramic digital ink, as well as store internally formulated and third party ink. The storage, use, and disposal of those materials must meet the requirements of various environmental regulations.

See Item 1A: Risk Factors—If we are not able to hire and retain skilled employees, we may not be able to develop and manufacture products, or meet demand for our products, in a timely fashion; We manufacture our super-wide format industrial digital inkjet printers and formulate our ceramic digital ink primarily in single locations. Any significant interruption in the manufacturing process at these facilities could adversely affect our business; We depend on a limited group of suppliers for key components in our products. The loss of any of these suppliers, the inability of any of these suppliers to meet our requirements, or delays or shortages of supply of these components, could adversely affect our business; and We may be subject to environmental-related liabilities due to our use of hazardous materials and solvents.

Significant components necessary for manufacturing our products are obtained from a sole supplier or a limited group of suppliers. We depend largely on the following sole and limited source suppliers for our components and manufacturing services:

Supplier	Components
Intel	Central processing units (“CPUs”); chip sets
Toshiba	Application-specific integrated circuits (“ASIC”) & inkjet print heads
Open Silicon	ASICs
Altera	ASICs & programmable devices
Tundra	Chip sets
Avnet	Contract manufacturing (Fiery)
Controls for Automation Third party branded	Inkjet RFID (radio frequency identification) Textile ink
(DuPont, Huntsman, Sensient)
Ink pigment suppliers	UV curable ink pigments and photoinitiators
Columbia Tech	Inkjet sub-assemblies
Schneider Electric	Inkjet electrical sub-assemblies
Roberts	Contract manufacturing (digital inkjet printers)
SEI, S.p.A	Laser finishing and winders
Phoseon	LED lamps
Shenzhen Runtianzhi Tech	Inkjet sub-assemblies
Seiko	Inkjet print heads
Toshiba Tek	Inkjet print heads
Xaar	Inkjet print heads
Ricoh	Inkjet print heads
Kyocera Mita	Inkjet print heads
Progress Software	Monarch and Radius operating system
Printable	Digital StoreFront modular offering

We generally do not maintain long-term agreements with our component suppliers. We primarily conduct business with such suppliers largely on a purchase order basis. If any of our sole or limited source suppliers were unwilling or unable to supply us with the components for which we rely on them, we may be unable to continue manufacturing our products utilizing such components.

The absence of agreements with many of our suppliers also subjects us to pricing fluctuations, which is a factor we believe is partially offset by the desire of our suppliers to sell a high quantity of components. Many of our components are similar to those used in personal computers; consequently, the demand and price fluctuations of personal computer components could affect our component costs. In the event of unanticipated volatility in demand for our products, we may be unable to manufacture certain products in quantities sufficient to meet end user demand or we may hold excess quantities of inventory due to their long lead times. We maintain an inventory of components for which we are dependent on sole or limited source suppliers and of components with prices that fluctuate significantly. We cannot ensure that at any given time we will have sufficient inventory to enable us to meet demand for our products, which would harm our financial results. See Item 1A: Risk Factors—We depend on a limited group of suppliers for key components in our products. The loss of any of these suppliers, the inability of any of these suppliers to meet our requirements, or delays or shortages of supply of these components could adversely affect our business.

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

Industrial Inkjet

Our super-wide and wide format industrial digital inkjet printers compete with printers produced by Agfa, Domino, Durst, Canon, Hewlett-Packard (“HP”), Inca, Mimaki, Roland, and Mutoh throughout most of the world. There are Chinese and Korean printer manufacturers in the marketplace, but their products are typically sold in their domestic markets and are not perceived as viable alternatives in most other markets. Our UV curable ink is sold to users of our UV industrial inkjet printers, which have advanced quality control systems to ensure that correct color and non-expired ink is used to prevent damage to the printer. This results in most ink used in our printers being sold by us. While third party ink is available, its use may compromise the printer’s quality control system and also voids most provisions of our printer warranty and service contracts.

Our Reggiani industrial digital inkjet textile printers compete with Dover, Durst, Mimaki, Roland, Epson, Konica Minolta, Robustelli, Atexco, Shenzhen Homer Textile, Kornit, Brother Industries, and Digital Graphics. Competitive digital inkjet textile printers are manufactured in Italy, Japan, China, and smaller emerging markets such as Indonesia. Key competitors driving digitalization of the textile printer market include Dover, Kornit, and Brother Industries. Reggiani also competes with other digital inkjet textile printing technologies including pre-washing and post-washing printing techniques.

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

Productivity Software

Our Productivity Software operating segment, which includes our business process automation, cloud-based order entry and order management systems, cross media marketing, and imposition solution systems faces competition from software application vendors that specifically target the printing industry. These vendors are typically small, privately-owned companies. We also face competition from larger vendors that currently offer, or are seeking to develop, business process automation printing products including HP, Epicor, and SAP. We face competition from Oracle, SAP, Kiwiplan, and Heidelberg in the packaging software market.

Our Optitex 3D CAD software competes with Lectra, Assyst, CLO, Browzwear, and Gerber. Optitex provides 2D CAD design and 3D CAD visualization in the same application. Therefore, the CAD information and the 3D information are tightly integrated. Furthermore, the incremental learning curve from using 2D to using 3D is minimal.

Fiery

The principal competitive factors affecting the market for our Fiery solutions include customer service and support, product reputation, quality, performance, price, and product features such as functionality, scalability, ease of use, and ability to interface with products produced by the significant printer manufacturers.

Although we have direct relationships with each of the leading printer manufacturers and work closely with them to integrate Fiery DFE and software technology into the design and development of their print engines to maximize their quality and capability, our primary competitors for stand-alone color DFEs, embedded DFEs, and design-licensed solutions are these same leading printer manufacturing companies. They each maintain substantial investments in research and development. Some of this investment is targeted at integrating products and technology that we have designed and some of this investment is targeted at developing products and technology that compete with our Fiery brand. We are the largest third party DFE developer, although our market compared with DFEs developed internally by the leading printer manufacturers is small. We believe that our advantages include continuously advancing technology, short time-to-market, brand recognition, end user loyalty, sizable installed base, number of products supported, price driven by lower development costs, and market knowledge. We intend to continue to develop new DFEs with capabilities that meet the changing needs of the printer manufacturers’ product development roadmaps. Although we do not directly control the distribution channels, we provide a variety of features as well as unique “look and feel” to the printer manufacturers’ products to differentiate our customers’ products from those of their competitors. Ultimately, we believe that end customer and reseller channel preference for the Fiery DFE and software solutions drives demand for Fiery products through the printer manufacturers.

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

Certain of our products include intellectual property licensed from our customers. We have also granted and may continue to grant licenses to our intellectual property, when and as we deem appropriate. For a discussion of risks relating to our intellectual property, see Item 1A: Risk Factors—We may be unable to adequately protect our proprietary information and may incur expenses to defend our proprietary information.

Financial Information about Foreign and Domestic Operations and Export Sales

See Note 14—Segment Information, Geographic Regions, and Major Customers and Note 11—Income Taxes of the Notes to Consolidated Financial Statements. See also Item 1A: Risk Factors—We face risks from our international operations and We face risks from currency fluctuations.

Item 1A: Risk Factors

The market for our super-wide and wide format industrial digital inkjet printers is extremely competitive.

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

Reggiani industrial digital inkjet textile printers address the full scope of advanced textile printing with versatile printers suitable for water-based dispersed, acid, pigment, and reactive dye printing inks. Our Reggiani textile printers compete with Dover, Durst, Mimaki, Roland, Epson, Konica Minolta, Robustelli, Atexco, Shenzhen Homer Textile, Kornit, Brother Industries, and Digital Graphics. Competitive digital inkjet textile printers are manufactured in Italy, Japan, China, and smaller emerging markets such as Indonesia. Reggiani also competes with other digital inkjet textile printing technologies including pre-washing and post-washing printing techniques.

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

We compete with independent manufacturers in the ink market consisting of smaller vendors, as well as larger vendors such as DuPont Digital Printing.

Our UV curable ink is sold to users of our super-wide and wide format UV industrial inkjet printers, which have advanced quality control systems to ensure that correct color and non-expired ink is used to prevent damage to the printer. This results in most ink used in our super-wide and wide format printers being sold by us. While third party ink is available, its use compromises the printer’s quality control system and also voids most provisions of our printer warranty and service contracts. Nevertheless, we cannot guarantee we will be able to remain the principal ink supplier for our printers. We could experience an overall price reduction within the ink market, which would also adversely affect our gross profit.

We sell third party branded textile ink to users of our textile digital inkjet printer. We offer a strong value proposition with our third party branded inks, but cannot guarantee that we will be the primary supplier of textile digital ink to the users of our printers.

Our solvent-based ceramic digital ink is sold to users of our ceramic tile decoration digital inkjet printers. The ceramic ink market is generally an open system for inks and therefore customers may change between suppliers. Although we are focused on developing this recurring revenue stream, we cannot guarantee that we will become the primary supplier of ceramic digital ink to the users of our printers.

If the market for digital textile printing does not develop as we anticipate, we may not be able to grow our inkjet textile printing business.

If the global printed textile industry does not broadly accept digital printing as an alternative to either analog printing or single color (dyed) garments, our revenue may not grow as quickly as expected. Widespread adoption of digital textile printing depends on the willingness and ability of businesses in the printed textile industry to replace their existing analog printing systems and single color (dyed) garments with digital printing systems. The adoption of digital textile printing is dependent to some extent on the growth of “fast fashion.”

A key element of our digital inkjet textile printing growth strategy is to market digital inkjet printing systems to contract printers that serve major textile brand owners and fashion designers. If leading textile brand owners and fashion designers are not convinced of the benefits of digital inkjet textile printing or if there is a significant reduction in the popularity of printed textiles, especially those that are customized or personalized, among the consumers to whom such brand owners and fashion designers cater, or if these businesses decide that digital inkjet printing processes are less reliable, less cost-effective, lower quality, or otherwise less suitable for their commercial needs than analog printing processes and single color (dyed) garments, then the market for digital textile printing may not develop as we anticipate and we may not be able to grow our inkjet textile printing business.

We face strong competition in our Productivity Software operating segment.

Our Productivity Software operating segment, which includes our business process automation, cloud-based order entry and order management, cross media marketing, and imposition solution systems faces competition from software application vendors that specifically target the printing industry. These vendors are typically small, privately-owned companies. We also face competition from larger vendors that currently offer, or are seeking to develop, business process automation printing products including HP, Epicor, and SAP. We face competition from Oracle, SAP, SolarSoft, and Heidelberg in the packaging software market. Our Optitex 3D CAD software competes with Lectra, Assyst, CLO, Browzwear, and Gerber. There can be no assurance that we will continue to advance our technology and products or compete effectively against other companies’ product offerings.

We do not typically have long-term purchase commitments with the printer manufacturer customers that purchase our Fiery DFE and software solutions. They have in the past reduced or ceased, and could at any time in the future reduce or cease, to purchase products from us, thereby harming our operating results and business.

Although end customer and reseller channel preference for Fiery DFE and software solutions drives demand, most Fiery revenue relies on printer manufacturers to integrate Fiery technology into the design and development of their print engines. We have established direct relationships with several leading printer manufacturers and work closely with them to design, develop, and integrate Fiery DFE and software technology to maximize the capability of their print engines. These manufacturers act as distributors and sell Fiery products to end customers through reseller channels. A significant portion of our revenue is, and has been, generated by sales of our Fiery DFE and software solutions to a relatively small number of leading printer manufacturers. Our reliance on revenue from the leading printer manufacturers was 28%, 33%, and 33% during 2016, 2015, and 2014, respectively. Because sales of our Fiery products constitute a significant portion of our revenue and there are a limited number of printer manufacturers producing printers in sufficient volume to be attractive customers for us, we expect that we will continue to depend on a relatively small number of printer manufacturers for a significant portion of our Fiery revenue in future periods. Accordingly, if we lose or experience reduced sales to one of these printer manufacturer customers, we will have difficulty replacing that revenue with sales to new or existing customers.

With the exception of certain minimum purchase obligations, we typically do not have long-term volume purchase contracts with our significant printer manufacturer customers, including Konica Minolta, Ricoh, and Canon, and they are not obligated to purchase products from us. Accordingly, our printer manufacturer customers could at any time reduce their purchases from us or cease purchasing our products altogether. For example, in 2016, one of our significant printer manufactures purchased less inventory from us and this reduction may continue into 2017, which could impact revenue from our Fiery segment. In the past, these printer manufacturer customers have elected to develop products on their own for sale to end customers, incorporated technologies developed by other companies into their products, and have directly sold third party competitive products, rather than rely solely or partially on our products. We expect that these printer manufacturer customers will continue to make such elections in the future.

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

We continue to explore opportunities to develop or acquire additional product lines in new markets, such as print management business process automation software, document scanning solutions, textile digital ink, and industrial inkjet printers. We expect to continue to invest funds to develop new markets or distribution channels for these and additional new products and services, which will increase our operating expenses.

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

Economic uncertainty is particularly acute in Europe and especially the “southern European” countries (i.e., Spain, Portugal, Italy, and Greece) and Ireland. We have no European sovereign debt investments. Our European debt investments consist of non-sovereign corporate debt securities of $28.0 million, which represents 14% of our corporate debt instruments (9% of our short-term investments) at December 31, 2016. European debt investments are with corporations domiciled in the northern and central European countries of Sweden, Netherlands, Norway, France, Switzerland, and the U.K. We do not have any short-term investments with corporations domiciled in the higher risk “southern European” countries (i.e., Italy, Spain, Greece, and Portugal) or Ireland. We believe that we do not have significant exposure with respect to our money market and corporate debt investments in Europe, although we do have some exposure due to the interdependencies among the European Union countries.

Since Europe is composed of varied countries and regional economies, our European risk profile is somewhat more diversified due to the varying economic conditions among the countries. Approximately 28% of our receivables are with European customers as of December 31, 2016. Of this amount, 26% of our European receivables (7% of consolidated net receivables) are in the higher risk southern European countries (mostly Spain, Portugal, and Italy), which are adequately reserved.

Our business, results of operations and financial condition may be negatively impacted by conditions abroad, including local economies, political environments, fluctuating foreign currencies and shifting regulatory schemes.

A significant amount of our revenue is generated from operations outside the U.S. Approximately $491.7 (50%), $408.9 (46%), and $352.0 (45%) million of revenue for the years ended December 31, 2016, 2015, and 2014, respectively, shipped to locations outside the Americas, primarily to Europe, Middle East, and Africa (“EMEA”) and APAC. We expect that sales outside of the U.S. will continue to represent a significant portion of our total revenue. We maintain significant operations and acquire or manufacture many of our products and/or their components outside the U.S. Our future revenue, costs, and results of operations could be significantly affected by changes in each country’s economic conditions, foreign currency exchange rates relative to the U.S. dollar, political conditions, trade protection measures, licensing requirements, local tax issues, capitalization, and other related legal matters. If our future revenue, costs, and results of operations are significantly affected by economic conditions abroad, our results of operations and financial condition could be negatively impacted. Specifically, the slowdown in China and other developing economies have negatively impacted, and may continue to negatively impact, our results of operations.

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

We can benefit from or be adversely affected by either a weaker or stronger U.S. dollar relative to major currencies worldwide with respect to our consolidated financial statements. Accordingly, we can benefit from a stronger U.S. dollar due to the corresponding reduction in our foreign operating expenses translated in U.S. dollars and at the same time we can be adversely affected by a stronger U.S. dollar due to the corresponding reduction in foreign revenue translated in U.S. dollars. We hedge our operating expense exposure in Indian rupees. The notional amount of our Indian rupee cash flow hedge was $3.2 million at December 31, 2016.

Forward contracts not designated as hedging instruments consist of hedges of Brazilian real, British pound sterling, Israeli shekel, Australian dollar, Japanese yen, Chinese renminbi, and Euro-denominated intercompany balances with notional amounts of $90.7 million; Brazilian real, British pound sterling, Australian dollar, Israeli shekel, and Euro-denominated trade receivables with notional amounts of $39.8 million; and hedges of British pounds sterling, Indian rupee, and Euro-denominated other net monetary assets with notional amounts of $28.2 million at December 31, 2016. These forward contracts are not designated for hedge accounting treatment since there is a natural offset for the remeasurement of the underlying foreign currency denominated asset or liability.

As of December 31, 2016, we had not entered into hedges against any other currency exposures, but we may consider hedging against movements in other currencies in the future. Our efforts to reduce risk from our international operations and from fluctuations in foreign currencies or interest rates may not be successful, which could harm our financial condition and operating results.

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

•	adverse tax consequences, including imposition of withholding or other taxes on payments by subsidiaries, and

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

We manufacture our super-wide and wide format industrial digital inkjet printers and formulate our ceramic digital ink primarily in single locations. Any significant interruption in the manufacturing process at these facilities could adversely affect our business.

Our VUTEk super-wide and wide format industrial digital inkjet printers are primarily manufactured in a single location in our Meredith, New Hampshire facility. In 2016, we transferred VUTEk roll-to-roll printer production to our Rosh Ha’Ayin, Israel, facility, our FabriVu textile digital inkjet printer production to our Bergamo, Italy, facility, and certain wide format industrial digital inkjet printers to our Castellon, Spain, facility.

Our Matan super-wide format industrial digital inkjet printers are manufactured in a single location in our Rosh Ha’Ayin, Israel facility. Our Reggiani industrial digital inkjet textile printers are manufactured in a single location in our Bergamo, Italy facility. Our Cretaprint ceramic tile decoration digital inkjet printers are manufactured in a single location in our Castellon, Spain facility. Our ceramic digital ink that is used in our ceramic tile decoration digital inkjet printers is formulated in a single location in our Ypsilanti, Michigan facility. We formulate our reactive dye ink that is used in our textile digital inkjet printers is formulated in a single location in our Bedford, U.K., facility. Any significant interruption in the manufacturing process at any of these facilities could affect the supply of our product, our ability to meet customer demand, and our ability to maintain market share.

We are developing contingency plans utilizing our manufacturing facilities in multiple locations and the capabilities of certain contract manufacturers in the event of a significant interruption in the manufacturing process at any of the aforementioned facilities. Until those plans are complete, disruptions in the manufacturing process at any of our sole source internal facilities could adversely affect our business.

We depend on a limited group of suppliers for key components in our products. The loss of any of these suppliers, the inability of any of these suppliers to meet our requirements, or delays or shortages of supply of these components, could adversely affect our business.

Certain components necessary for the manufacture of our products are obtained from a sole supplier or a limited group of suppliers. These include CPUs, chip sets, ASICs, and other related semiconductor components; inkjet print heads for our super-wide and wide format, textile, label and packaging, and ceramic tile decoration industrial digital inkjet printers; branded textile ink; and certain key ingredients (primarily pigments and photoinitiators) for our digital UV curable ink. We generally do not maintain long-term agreements with our component suppliers and conduct business with such suppliers largely on a purchase order basis. If we are unable to continue to procure these sole or limited sourced components from our current suppliers in the required quantities, we will have to qualify other sources, if possible, or redesign our products. If we were unable to obtain the branded textile ink or the pigments required for our digital UV curable ink, we would have to qualify other sources, if possible, or reformulate and test the new ink formulations. These suppliers may be concentrated within similar industries or geographic locations, which could potentially exacerbate these risks. We cannot provide assurance that other sources of these components exist or will be willing to supply us on reasonable terms or at all, or that we will be able to design around these components. Any unavailability, delays, or shortages of these components or any inability of our suppliers to meet our requirements, could harm our business.

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

We are dependent on a limited number of subcontractors, with whom we generally do not have long-term contracts, to manufacture and deliver products to our customers. The loss of any of these subcontractors could adversely affect our business.

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

We procure raw materials and internally manufacture our super-wide and wide format, textile, and ceramic tile decoration industrial digital inkjet printers and formulate digital UV curable and ceramic digital ink based on our sales forecasts. If we do not accurately forecast demand for our products, we may produce or purchase excess inventory, which may result in our inventory becoming obsolete. We might not produce the correct mix of products to match actual demand if our sales forecast is not accurate, resulting in lost sales. If we have excess printers, ink, or other products, we may need to lower prices to stimulate demand.

Our ink products have a defined shelf life. If we do not sell the ink before the end of its shelf life, it will have to be written off. We have also experienced UV curable ink shortages in the past and may continue to experience such shortages in the future. UV curable ink shortages may require that we incur additional costs to respond to increased demand and overcome such shortages.

If we are not able to hire and retain skilled employees, we may not be able to develop and manufacture products, or meet demand for our products, in a timely fashion.

We depend on skilled employees, such as software and hardware engineers, quality assurance engineers, chemists, chemical engineers, and other technical professionals with specialized skills. We are headquartered in the Silicon Valley and have research and development employees in facilities in 15 U.S. locations. We also have research and development employees in facilities in India, Europe, Israel, the U.K., Brazil, Canada, New Zealand, China, Australia, and Japan. Competition has historically been intense among companies hiring engineering and technical professionals. In times of professional labor imbalances, it has in the past and is likely in the future, to be difficult to locate and hire qualified engineers and technical professionals and to retain these employees. There are many technology companies located near our corporate offices in the Silicon Valley and our operations in India that may attempt to hire our employees.

Our VUTEk printers are manufactured at our Meredith, New Hampshire facility, which is not located in a major metropolitan area. We have encountered difficulties in hiring and retaining adequately skilled labor and management at this location. We have entered into a six-year lease with Bank of Tokyo—Mitsubishi UFJ Leasing & Finance LLC (“BTMU”) whereby a 225,000 square foot manufacturing and warehouse facility is under construction in Manchester, New Hampshire, related to our super-wide and wide format industrial digital inkjet printer business in the Industrial Inkjet operating segment, which is scheduled to be completed in early 2018.

The movement of our stock price may also impact our ability to hire and retain employees. If we do not offer competitive compensation, we may not be able to recruit or retain employees, which may have an adverse effect on our ability to develop products in a timely fashion, which could harm our business, financial condition, and operating results.

We rely on our distribution channels to ensure sales growth.

The leading printer manufacturers, which comprise the majority of the customer base in our Fiery operating segment, are typically large profitable customers with little credit risk to us. Our Productivity Software and Industrial Inkjet operating segments sell primarily through a direct sales force, augmented by some select distributors, to a broader base of customers than Fiery. Any interruption of of these distribution channels could negatively impact us in the future.

Growing market share in the Productivity Software and Industrial Inkjet operating segments increases the possibility that we will experience increased bad debt expense and increased accounts receivable.

Many of the Productivity Software and Industrial Inkjet customers are smaller and potentially less creditworthy. Our ceramic tile decoration digital inkjet customer base is primarily located in geographic regions, which have recently been subject to economic challenges including southern Europe (primarily Spain, Italy, and Portugal) and emerging markets in APAC. Furthermore, if we increase the percentage of Productivity Software and Industrial Inkjet products that are sold internationally, it may be challenging to enforce our legal rights should collection issues arise. Due to these and other factors, growing Industrial Inkjet and Productivity Software market share may cause us to experience an increase in bad debt expense and an increase in days sales outstanding (“DSOs”).

DSOs increased during the year ended December 31, 2016, compared with December 31, 2015, primarily due to increased Industrial Inkjet and Productivity Software revenue as a percentage of consolidated revenue, sales with extended payment terms, and a non-linear sales cycle resulting in significant billings at the end of the quarter. Industrial Inkjet and Productivity Software were 72% of consolidated revenue during the year ended December 31, 2016, compared with 66% and 65% of consolidated revenue during the years ended December 31, 2015 and 2014, respectively. We calculate DSO by dividing net accounts receivable at the end of the quarter by revenue recognized during the quarter, multiplied by the total days in the quarter, which is a measure of the relationship between sales and accounts receivable.

Acquisitions may result in unanticipated accounting charges or otherwise adversely affect our results of operations and result in difficulties assimilating and integrating operations, personnel, technologies, products, and information systems of acquired businesses.

We seek to develop new technologies and products from both internal and external sources. We have also purchased companies and businesses for the primary purpose of acquiring their customer base. As part of this effort, we have in the past made, and will likely continue to make, acquisitions of other businesses.

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

•

equity securities issued in connection with acquisitions will be dilutive to our existing stockholders unless mitigating actions are taken such as treasury stock purchases; alternatively, acquisitions made entirely or partially for cash will reduce cash reserves.

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

Given the uncertainty of the economic environment and its potential impact on our business, there can be no assurance that our estimates and assumptions regarding the duration of any economic downturn, or the period or strength of any subsequent recovery, made for purposes of our goodwill impairment testing at December 31, 2016 will prove to be accurate predictions of the future. If our assumptions regarding forecasted revenue or gross profit rates are not achieved, we may be required to record additional goodwill impairment charges in future periods relating to any of our reporting units, whether in connection with the next annual impairment testing in the fourth quarter of 2017 or prior to that, if an interim triggering event were to occur. It is not possible to determine if any such future impairment charge would result or, if it does, whether such charge would be material. No foreshadowing events have occurred as of December 31, 2016.

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

We use flammable materials in the digital UV curable and ceramic digital ink formulation process; therefore, we may be subject to risk of loss resulting from fire. The risk of fire associated with these materials cannot be completely eliminated. We own certain facilities that manufacture or warehouse our ink, which increases our exposure to such risk. We maintain insurance policies to cover losses caused by fire, including business interruption insurance. If one or more of these facilities is damaged or otherwise ceases operations as a result of fire, it would reduce our digital UV curable and ceramic digital ink manufacturing capacity, which may reduce revenue and adversely affect our business.

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

Our business operations involve the use of certain hazardous materials at eight locations. We formulate UV curable, reactive dye, and ceramic ink at four locations and store UV curable, ceramic, solvent, and thermoforming ink, as well as a variety of textile ink including dye sublimation, pigmented, reactive dye, acid dye, and water-based dispersed printing ink at eight locations. We launched internal formulation and marketing of ceramic solvent-based ink during 2014 at our facility in Ypsilanti, Michigan. The solvents used in ceramic digital ink formulation have low volatility by design. As a result, ceramic digital ink poses less environmental risk compared with true solvent ink. We launched internal formulation of reactive dye ink during 2016 at our facility in Bedford, U.K. Reactive dye is a water-based dye.

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

Future sales of our products could be limited if we do not comply with current and future environmental and chemical content regulations.

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

Our products consist of hardware and software developed by ourselves and others, which may contain undetected defects. We have in the past discovered software and hardware defects in certain of our products after their introduction, resulting in warranty expense and other expenses incurred in connection with rectifying such defects or, in certain circumstances, replacing the defective product, which may damage our relationships with our customers. Defects could be found in new versions of our products after commencement of commercial shipment and any such defects could result in a loss or delay in market acceptance of such products and thus harm our reputation and revenue. Defects in our products (including defects in licensed third party software) detected prior to new product releases could result in delays in the introduction of new products and the incurrence of additional expense, which could harm our operating results. We generally provide a twelve-month hardware limited warranty for certain Industrial Inkjet printers, which may cover both parts and labor. Our Fiery DFE limited warranty is 12 to 15 months.

Our standard warranties contain limits on damages and exclusions, including but not limited to alteration, modification, misuse, mishandling, and storage or operation in improper environments. While we recorded an accrual of $10.3 million at December 31, 2016, for estimated warranty costs that are estimable and probable, based on historical experience, we may incur additional costs of revenue and operating expenses if our warranty provision does not reflect adequately the cost to resolve or repair defects in our products or if our liability limitations are declared enforceable, which could harm our business, financial condition, and operating results.

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

The market price for our common stock has been and may continue to be volatile. During the twelve months ended December 31, 2016, the price of our common stock as reported on The NASDAQ Global Select Market ranged from a low of $35.88 to a high of $50.09. We expect our stock price to be subject to fluctuations as a result of a variety of factors, including factors beyond our control. These factors include:

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

We are partially self-insured for certain losses related to employee medical and dental coverage, excluding employees covered by health maintenance organizations. We generally have an individual stop loss deductible of $125 thousand per enrollee unless specific exposures are separately insured. We have accrued a contingent liability of $1.5 million as of December 31, 2016, which is not discounted, based upon examination of historical trends, historical actuarial analysis, our claims experience, total plan enrollment (including employee contributions), population demographics, and other various estimates. Although we do not expect that we will ultimately pay claims significantly different from our estimates, self-insurance reserves, net income, and cash flows could be materially affected if future claims differ significantly from our historical trends and assumptions.

Our stock repurchase program could affect our stock price and add volatility.

In November 2015, our board of directors authorized $150 million for the repurchase of our outstanding common stock. This authorization expires December 31, 2018.

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

Our effective tax rate in the future may be impacted by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws, new information discovered during the preparation of our tax returns, and enactment of U.S. and foreign tax legislative initiatives, such as proposals for fundamental tax reform in the United States (“U.S.”) or multi-jurisdictional actions to address “base erosion and profit-shifting” by multinational companies. The Organisation for Economic Co-operation and Development, or OECD, issued a series of reports on October 5, 2015 recommending changes to numerous well-established tax principles. These recommendations, if adopted by various OECD countries in which we do business, could adversely affect our effective tax rate.

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

In the event the conditional conversion feature of the Notes is triggered, holders of Notes will be entitled to convert the Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock, we would be required to settle all or a portion of the conversion obligation through the payment of cash, which could adversely affect our liquidity. Even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current liability, which would result in a material reduction of our net working capital.

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

Item 1B: Unresolved Staff Comments

None.

Item 2: Properties

As of December 31, 2016, we owned or leased a total of approximately 1.6 million square feet worldwide. The following table sets forth the location, size, and use of our principal facilities (square footage in thousands):

Location	Square Footage	Leased or Owned	Operating Segment	Principal Uses
Fremont, California (6750 Dumbarton Circle)	119	Owned	Corporate & Fiery	Corporate offices, design engineering, product testing, sales, marketing, customer service
Fremont, California (6700 Dumbarton Circle)	59	Leased	Fiery	Administrative offices, design engineering, product testing
Manchester, New Hampshire	225	Leased*	Industrial Inkjet	Manufacturing (VUTEK), design engineering, sales, customer service
Bergamo, Italy	168	Leased	Industrial Inkjet	Manufacturing (Reggiani textile printers), design engineering, sales, customer service
Meredith, New Hampshire	163	Owned	Industrial Inkjet	Manufacturing (Industrial Inkjet printers), design engineering, sales, customer service
Castellon, Spain	127	Leased**	Industrial Inkjet	Manufacturing, (Cretaprint), administrative, design engineering, sales, customer service
Bangalore, India	107	Leased	All	Administrative, design engineering, customer service, software engineering
Ypsilanti, Michigan	106	Leased	Industrial Inkjet	Manufacturing (digital UV & ceramic ink), design engineering, sales, customer service
Eagan, Minnesota	44	Owned	Fiery & Productivity Software	Administrative, design engineering, customer service, software engineering
Belmont, New Hampshire	40	Leased	Industrial Inkjet	Warehouse
Brussels, Belgium	39	Leased	Industrial Inkjet	Sales, Industrial Inkjet demonstration center
Laconia, New Hampshire	34	Leased	Industrial Inkjet	Warehouse
Tempe, Arizona	32	Leased	Fiery & Productivity Software	Manufacturing, (Fiery), distribution, customer service
Bradford, UK	32	Owned	Industrial Inkjet	Manufacturing (dye powders and color products for Industrial Inkjet printers), design engineering, sales, customer service
Rosh Ha’Ayin, Israel	31	Leased	Industrial Inkjet	Manufacturing (Industrial Inkjet printers), design engineering, sales, customer service
Norcross, Georgia	29	Leased	Fiery & Productivity Software	Design engineering, sales, customer service, quality assurance, and software engineering
Ratingen, Germany	27	Leased	Fiery & Productivity Software	Software engineering, sales, customer service
Schiphol-Rijk, The Netherlands	19	Leased	Industrial Inkjet	EMEA corporate offices, sales, support services
Pittsburgh, Pennsylvania	18	Leased	Productivity Software	EPS corporate offices, design engineering, sales
Shanghai, China	16	Leased	Industrial Inkjet	APAC corporate offices, Industrial Inkjet demonstration center
Rosh Ha’Ayin, Israel	13	Leased	Productivity Software	3D textile design and production
San Diego, California	12	Leased	Productivity Software	Software engineering, sales, customer service
Foshan, China	10	Leased	Industrial Inkjet	Administrative, sales, customer service
Richmond Hill, Ontario, Canada	10	Leased	Fiery	Design engineering, sales, customer service

*	We entered into a six-year lease with BTMU whereby a 225,000 square foot manufacturing and warehouse facility is under construction in Manchester, New Hampshire, related to our super-wide and wide format industrial digital inkjet printer business in the Industrial Inkjet operating segment, which is scheduled to be completed in early 2018.

The lease commenced on August 26, 2016. We leased 16.9 acres of land related to this manufacturing and warehouse lease. See Note 8—Commitments and Contingencies of the Notes to Consolidated Financial Statements.

**	Includes an additional 65,000 square feet expansion of our ceramic tile decoration industrial digital inkjet printer manufacturing and warehouse facility in Castellon, Spain, which is scheduled to be completed during 2017. The expansion is being built and fully financed by the lessor. We do not have any obligations related to this additional space other than rent payments that commence upon completion of construction.

In addition to the facilities listed above, we leased 44 additional domestic and international regional operations and sales offices, excluding facilities that have been fully reserved and subleased, and we own an additional international sales office building. We believe that our facilities, in general, are adequate for our present needs. We do not expect that we would experience difficulties in obtaining additional space at fair market rates, if the need arose.

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

As of December 31, 2016, we are subject to the matter discussed below.

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

Although we are fully indemnified and we do not believe that it is probable that we will incur a loss, it is reasonably possible that our financial statements could be materially affected by the unfavorable resolution of this matter. Accordingly, it is reasonably possible that we could incur a material loss in this matter. We estimate the range of loss to be between one dollar and $10.1 million. If we incur a loss in this matter, it will be offset by a receivable of an equal amount representing a claim for indemnification against the escrow account established in connection with the Matan acquisition.

Other Matters

As of December 31, 2016, we were subject to various other claims, lawsuits, investigations, and proceedings in addition to the matter discussed above. There is at least a reasonable possibility that additional losses may be incurred in excess of the amounts that we have accrued. However, we believe that these claims are not material to our financial statements or the range of reasonably possible losses is not reasonably estimable. Litigation is inherently unpredictable, and while we believe that we have valid defenses with respect to legal matters pending against us, our financial statements could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies or because of the diversion of management’s attention and the incurrence of significant expenses.

Item 4: Mine Safety Disclosures

Not applicable.

PART II

Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has traded on The NASDAQ Global Select Market (formerly The NASDAQ National Market) under the symbol EFII since October 2, 1992. The table below lists the high and low sales price during each quarter the stock was traded in 2016 and 2015.

	2016				2015
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
High	$46.17	$46.26	$50.09	$49.72	$43.03	$46.20	$48.36	$49.82
Low	$35.88	$38.00	$40.34	$40.72	$35.45	$40.90	$41.33	$42.20

As of January 26, 2017, there were 110 stockholders of record, excluding a substantially greater number of “street name” holders or beneficial holders of our common stock, whose shares are held of record by banks, brokers, and other financial institutions.

We did not declare or pay cash dividends on our common stock in either 2016 or 2015. We currently anticipate that we will retain all available funds for the operation of our business and do not plan to pay any cash dividends in the foreseeable future. We believe that the most strategic uses of our cash resources include business acquisitions, strategic investments to gain access to new technologies, repurchases of shares of our common stock, and working capital.

Equity Compensation Plan Information

Information regarding our equity compensation plans may be found in Note 12—Employee Benefit Plans of the Notes to Consolidated Financial Statements and Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters of this Annual Report on Form 10-K and is incorporated herein by reference.

Repurchases of Equity Securities

Repurchases of equity securities during the year ended December 31, 2016 were as follows (in thousands except per share amounts):

Fiscal month	Total number of shares purchased (2)	Average price paid per share	Total number of shares purchased as part of publicly announced plans	Approximate dollar value of shares that may yet be purchased under the plans (1)
January 2016	211	$42.14	210	$141,148
February 2016	338	39.09	258	131,004
March 2016	25	39.53	25	130,008
April 2016	175	41.27	174	122,814
May 2016	302	40.03	275	111,781
June 2016	34	44.02	34	110,275
July 2016	142	43.60	142	104,084
August 2016	267	43.95	216	94,596
September 2016	75	46.97	50	92,282
October 2016	160	45.10	150	85,493
November 2016	240	42.65	228	75,785
December 2016	11	43.83	—	75,785

Total	1,980	$42.06	1,762	$75,785

(1)

In November 2015, our board of directors authorized $150 million for the repurchase of our outstanding common stock commencing January 1, 2016. This authorization expires December 31, 2018. Under this publicly announced plan, we repurchased 1.8 million shares for an aggregate purchase price of $74.2 million during the year ended December 31, 2016.

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

The following graph compares cumulative total returns based on an initial investment of $100 in our common stock to the NASDAQ Composite and the NASDAQ Computer Manufacturers Index. The stock price performance shown on the graph below is not indicative of future price performance and only reflects the Company’s relative stock price for the five-year period ending on December 31, 2016. All values assume reinvestment of dividends and are calculated at December 31 of each year.

Item 6: Selected Financial Data

The following table summarizes selected consolidated financial data as of and for the five years ended December 31, 2016. This information should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and related notes thereto. For a more detailed description, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	For the years ended December 31,
(in thousands, except per share amounts)	2016	2015	2014	2013	2012
Operations (1)
Revenue	$992,065	$882,513	$790,427	$727,693	$652,137

Gross profit	508,690	459,384	429,737	395,166	354,821

Income from operations (2)	56,553	56,643	53,439	174,648	33,886

Net income (2)(3)	$45,546	$33,540	$33,714	$109,107	$83,269

Earnings per share
Net income per basic common share	$0.97	$0.71	$0.72	$2.34	$1.79

Net income per diluted common share	$0.95	$0.70	$0.70	$2.26	$1.74

Shares used in basic per-share calculation	46,900	47,217	46,866	46,643	46,453

Shares used in diluted per-share calculation	47,797	48,150	48,406	48,359	47,734

	December 31,
(in thousands)	2016	2015	2014	2013	2012
Financial Position
Cash, cash equivalents, and short-term investments	$459,741	$497,367	$616,732	$355,041	$364,962
Working capital (4) (5)	552,405	586,687	666,405	378,763	209,017
Total assets (4)	1,481,496	1,450,151	1,297,422	1,026,384	1,074,971
Convertible senior notes, net (4) (6)	304,484	290,734	277,670	—	—
Stockholders’ equity	827,832	824,194	788,689	767,450	650,793

(1)

Includes acquired company results of operations beginning on the date of each acquisition. See Note 3—Business Acquisitions of the Notes to Consolidated Financial Statements for a summary of recent acquisitions during the years ended December 31, 2016, 2015, and 2014.

(2)	Income from operations includes the following:

	December 31,
(in thousands)	2016	2015	2014	2013	2012
Amortization of acquisition-related intangibles	$39,560	$26,510	$20,673	$19,438	$18,594
Stock-based compensation expense	31,826	34,071	36,061	25,770	19,721
Restructuring and other costs	6,729	5,731	6,578	4,834	5,803
Litigation settlement expenses (recoveries)	1,027	584	897	(3,081)	256
Change in fair value of contingent consideration	6,939	(2,135)	(3,810)	(5,742)	(1,360)
Acquisition-related transaction costs	2,241	5,494	1,501	1,434	2,200
Gain on sale of building and land (7)	—	—	—	(117,216)	—

Total charges, net of recoveries	$88,322	$70,255	$61,900	$(74,563)	$45,214

(3)	Net income includes the following:

•

Tax benefit from the release of previously unrecognized tax benefits of $16.6, $7.4, $2.9, $5.8, and $11.8 million for the years ended December 31, 2016, 2015, 2014, 2013, and 2012, respectively, resulting from the release of previously unrecognized tax benefits due to the expiration of U.S. federal, state, and foreign statutes of limitations.

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

(4)

In April 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-03, Simplifying the Presentation of Debt Issuance Costs, which became effective in the first quarter of 2016. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt, which is consistent with the presentation of debt discounts and premiums. Retrospective application is required, which resulted in the reclassification of $5.8 and $7.1 million of debt issuance costs from other current assets and other assets to a direct reduction of our 0.75% Convertible Senior Notes, net, due 2019 (“Notes”) in our Consolidated Balance Sheet as of December 31, 2015 and 2014, respectively.

(5)

ASU 2015-17, Balance Sheet Classification of Deferred Taxes, issued in November 2015 and effective in the first quarter of 2016, removes the requirement to classify the current and noncurrent amounts of deferred income tax assets and liabilities and requires noncurrent classification. Under prior guidance, the current and noncurrent classification of deferred income tax assets and liabilities was generally determined by reference to the classification of the related asset or liability unless there is no associated asset or liability that will cause the temporary timing difference to reverse. In that situation, the expected reversal date of the timing difference is used for classification purposes. We have elected to apply this guidance retrospectively to all prior periods to maintain the comparability of presentation between periods. We elected to early adopt this standard in 2015, which retroactively reduced working capital by $17.1, $20.9, and $53.8 million as of December 31, 2014, 2013, and 2012, respectively.

(6)

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

(7)

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

Overview

Key financial results for the year ended December 31, 2016 were as follows:

•

Our results of operations for the year ended December 31, 2016 compared with the prior year reflect revenue growth, gross profit improvement, comparable operating expenses as a percentage of revenue, increased interest expense related to our Notes, and increased investment income resulting from increased interest rates. We completed our acquisitions of Rialco and Optitex in 2016. Post-acquisition revenue was $19.8 million in 2016 related to these two acquisitions. We completed our acquisitions of Reggiani, Matan, CTI, and Shuttleworth in 2015. Post-acquisition revenue was $88.4 million in 2015 related to these four acquisitions. We completed our acquisitions of DIMS, DirectSmile, Rhapso, and SmartLinc in 2014. Their results are included in our results of operations commencing on their respective acquisition dates.

•

Our consolidated revenue increased by 12%, or $109.5 million, to $992.1 million for the year ended December 31, 2016 from $882.5 million for the year ended December 31, 2015. Industrial Inkjet and Productivity Software revenue increased by $114.9 and $16.4 million, respectively, partially offset by decreased Fiery revenue of $21.7 million in 2016 compared with 2015. Recurring ink and maintenance revenue increased by 21% during the year ended December 31, 2016 compared with the same period in the prior year and represented 31% of consolidated revenue.

•

Our gross profit percentage decreased to 51% during the year ended December 31, 2016, from 52% during the year ended December 31, 2015, primarily due to increased Industrial Inkjet revenue at a lower gross profit percentage (35%) compared with Productivity Software (75%) and Fiery (71%). The gross profit percentages increased in each of our operating segments compared with the same periods in the prior year.

•

Operating expenses increased by $49.4 million to $452.1 million during the year ended December 31, 2016, from $402.7 million during the year ended December 31, 2015, but was comparable as a percentage of revenue at 46% to the year ended December 31, 2015. The increase in operating expenses was primarily due to head count increases related to our business acquisitions, prototype and non-recurring engineering expenses related to future product launches, trade show and marketing program expenses, amortization of intangible assets, increased expenses related to litigation and uncollectible accounts, restructuring and other charges, and increased fair value of contingent consideration.

•

Interest expense increased by $0.3 million, to $17.7 million for the year ended December 31, 2016 from $17.4 million for the year ended December 31, 2015 primarily due to interest accretion on our Notes.

•

Interest income and other income (expense), net, was a gain of $0.5 million during the year ended December 31, 2016, compared with a loss of $1.8 million during the year ended December 31, 2015, primarily because the foreign exchange loss decreased by $0.4 million resulting primarily from revaluation of foreign currency denominated net assets (mainly denominated in Euros and British pounds sterling, and Chinese renminbi), and investment income increased by $1.7 million due to increased interest rates.

•

We recorded a tax benefit of $6.2 million in 2016 on pre-tax income of $39.4 million compared to a tax provision of $4.0 million in 2015 on pre-tax income of $37.5 million. We recognized $16.6 million of previously unrecognized tax benefits in 2016 as compared to $7.4 million in 2015.

Results of Operations

The following table presents items in our consolidated statements of operations as a percentage of total revenue for 2016, 2015, and 2014. These operating results are not necessarily indicative of results for any future period.

	For the years ended December 31,
	2016	2015	2014
Revenue	100%	100%	100%

Gross profit	51	52	54
Operating expenses (gains):
Research and development	15	16	17
Sales and marketing	17	18	19
General and administrative	9	8	8
Amortization of identified intangibles	4	3	3
Restructuring and other	1	1	1

Total operating expenses	46	46	48

Income from operations	5	6	6
Interest expense	(1)	(2)	(1)
Interest income and other income (expense), net	—	—	—

Income before income taxes	4	4	5
Benefit from (provision for) income taxes	1	—	(1)

Net income	5%	4%	4%

Revenue

We classify our revenue, gross profit, assets, and liabilities in accordance with our three operating segments as follows:

Industrial Inkjet, which consists of our VUTEk and Matan super-wide and wide format display graphics, Reggiani textile, Jetrion label and packaging, and Cretaprint ceramic tile decoration and construction material industrial digital inkjet printers; UV curable, LED, ceramic, water-based, and thermoforming ink, as well as a variety of textile ink including dye sublimation, pigmented, reactive dye, acid dye, pure disperse dye, and water-based dispersed printing ink; digital inkjet printer parts; and professional services. Printing surfaces include paper, vinyl, corrugated, textile, glass, plastic, aluminum composite, ceramic tile, wood, and many other flexible and rigid substrates.

Productivity Software, which consists of a complete software suite that enables efficient and automated end-to-end business and production workflows for the print and packaging industry. This Productivity Suite also provides tools to enable revenue growth, efficient scheduling, and optimization of processes, equipment, and personnel. Customers are provided the financial and technical flexibility to deploy locally within their business or to be hosted in the cloud. The Productivity Suite addresses all segments of the print industry and consists of the: (i) Packaging Suite, with Radius at its core, for tag & label, cartons, and flexible packaging businesses; (ii) Corrugated Packaging Suite, with CTI at its core, for corrugated packaging businesses; (iii) Enterprise Commercial Print Suite, with Monarch at its core, for enterprise print businesses; (iv) Publication Print Suite, with Monarch or Technique at its core, for publication print businesses; (v) Mid-market Print Suite, with Pace at its core, for medium size print businesses; (vi) Quick Print Suite, with PrintSmith at its core, for small printers and in-plant sites; and (vii) Value Added Products, available with the suite and standalone, such as web-to-print, e-commerce, cross media marketing, warehousing, fulfillment, shop floor data collection, and shipping to reduce costs, increase profits, and offer new products and services to their existing and future customers. We also market Optitex fashion CAD software, which facilitates fast fashion and increased efficiency in the fashion and textile industries.

Fiery, which consists of DFEs that transform digital copiers and printers into high performance networked printing devices for the office, industrial, and commercial printing markets. This operating segment is comprised of (i) stand-alone DFEs connected to digital printers, copiers, and other peripheral devices, (ii) embedded DFEs and design-licensed solutions used in digital copiers and multi-functional devices, (iii) optional software integrated into our DFE solutions such as Fiery Central and Graphics Arts Package, (iv) Fiery Self Serve, our self-service and payment solution, (v) PrintMe, our mobile printing application, and (vi) stand-alone software-based solutions such as our proofing and scanning solutions.

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

Management believes the ex-currency measures provide investors with an additional perspective on year-over-year financial trends and enables investors to analyze our operating results in the same way management does. A reconciliation of the ex-currency adjustments to GAAP results for the years ended December 31, 2016 and 2015 and an explanation of how management uses non-GAAP financial information to evaluate its business, the substance behind management’s decision to use this non-GAAP financial information, the material limitations associated with the use of non-GAAP financial information, the manner in which management compensates for those limitations, and the substantive reasons management believes that this non-GAAP financial information provides useful information to investors is included under “Non-GAAP Financial Information” below.

Please refer to the section entitled “Unaudited Non-GAAP Financial Information” for these non-GAAP measures a reconciliation of these measures to the most comparable GAAP measures.

Revenue by Operating Segment

Our revenue by operating segment for the years ended December 31, 2016, 2015, and 2014 was as follows (in thousands):

	For the years ended December 31,						% change
	2016		2015		2014		2016 over 2015	2015 over 2014
Industrial Inkjet	$562,583	57%	$447,705	51%	$379,170	48%	26%	18%
Productivity Software	151,737	15	135,350	15	130,743	17	12	4
Fiery	277,745	28	299,458	34	280,514	35	(7)	7

Total revenue	$992,065	100%	$882,513	100%	$790,427	100%	12%	12%

Overview

Revenue was $992.1, $882.5, and $790.4, million for the years ended December 31, 2016, 2015, and 2014, respectively, resulting in a 12% increase (14% ex-currency) in 2016 compared with 2015 and a 12% increase (17% ex-currency) in 2015 compared with 2014.

The $109.5 million increase in 2016 compared with 2015 was primarily due to increased Reggiani textile, Matan super-wide format, and Cretaprint ceramic tile decoration digital inkjet printer revenue, increased ink revenue, and post-acquisition Rialco revenue in the Industrial Inkjet operating segment and post-acquisition Optitex, CTI, and Shuttleworth revenue in the Productivity Software operating segment, partially offset by decreased Fiery revenue.

The $92.1 million increase in 2015 was primarily driven by the post-acquisition performance of Reggiani and Matan in our Industrial Inkjet operating segment, our acquisition strategy in the Productivity Software operating segment, and product launches by the leading printer manufacturers in the Fiery operating segment.

Industrial Inkjet

Industrial Inkjet revenue increased by $114.9 million, or 26% in 2016 compared with 2015 (27% ex-currency). Industrial Inkjet revenue is benefiting from the ongoing analog to digital technology and solvent to UV curable ink migration primarily due to:

•	the complementary impact of the Industrial Inkjet business acquisitions,

•	increased revenue resulted from a full year of Reggiani textile and Matan super-wide format industrial digital inkjet printer revenue in 2016 compared with six months in 2015,

•	post-acquisition Rialco ink products revenue,

•	the FabriVu 180/340 soft signage super wide-format roll-to-roll digital inkjet graphics printer manufactured in our Reggiani facility,

•	increased revenue from the C4 ceramic tile decoration digital inkjet printer, the launch of the M4 ceramic digital inkjet printer that can use a variety of print heads,

•	increased ceramic ink revenue as our internally formulated ceramic ink gains market share, and

•	increased UV and LED curable ink revenue as a result of the high utilization that our UV printers are experiencing in the field,

•	partially offset by decreased solvent printer installed base demand measured by solvent ink usage.

Industrial Inkjet revenue increased by $68.5 million, or 18% in 2015 compared with 2014 (27% ex-currency). Industrial Inkjet revenue is benefiting from the ongoing analog to digital technology and solvent to UV curable ink migration primarily due to:

•	the complementary impact of the Reggiani and Matan business acquisitions,

•

increased UV and LED curable ink revenue as a result of the high utilization that our UV printers are experiencing in the field, partially offset by decreased solvent printer installed base demand measured by solvent ink usage,

•

strong demand for our newly launched products incorporating LED technology such as the LX3 Pro digital inkjet printer, which is a 3.2 meter hybrid flatbed/roll-fed printer that prints on rigid and flexible materials up to two inches thick,

•	the HS 100 digital UV inkjet press representing an alternative to analog presses utilizing pin & cure technology,

•	the H1625 digital UV inkjet wide format printer, and

•	the launch of the C4, our next generation ceramic tile decoration digital inkjet printer.

Productivity Software

Productivity Software revenue increased by $16.4 million, or 12%, in 2016 compared with 2015 (14% ex-currency), primarily due to post-acquisition Optitex revenue, a full year of CTI and Shuttleworth revenue in 2016 compared with three and two months, respectively, in 2015; increased license revenue; and annual price increases related to our maintenance contracts.

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

Fiery

Fiery revenue decreased by $21.7 million, or 7%, in 2016 compared with 2015 (also 7% ex-currency). Although end customer and reseller preference for Fiery products drives demand, most Fiery revenue relies on printer manufacturers to integrate Fiery technology into the design and development of their print engines. Fiery revenue decreased primarily due to

•	reduced end user demand associated with the Drupa trade show in June 2016, which occurs every four years, caused by end users delaying purchasing decisions until new printer models are available,

•	one significant printer manufacturer purchasing less inventory, and

•	weak APAC demand.

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

Our revenue by geographic region for the years ended December 31, 2016, 2015, and 2014 was as follows (in thousands):

	For the years ended December 31,						% change
	2016		2015		2014		2016 over 2015	2015 over 2014
Americas	$500,411	50%	$473,599	54%	$438,421	55%	6%	8%
EMEA	360,305	37	291,103	33	244,545	31	24	19
APAC	131,349	13	117,811	13	107,461	14	11	10

Total revenue	$992,065	100%	$882,513	100%	$790,427	100%	12%	12%

Overview

Our consolidated revenue increase of $109.5 million, or 12% in 2016 compared with 2015 (14% ex-currency), resulted from increased revenue in the Americas, EMEA, and APAC. Our consolidated revenue increase of $92.1 million, or 12% in 2015 compared with 2014 (17% ex-currency), resulted from increased revenue in the Americas, EMEA, and APAC.

Americas

Americas revenue increased by $26.8 million, or 6%, in 2016 compared with 2015 (also 6% ex-currency) resulting from increased UV and LED curable ink revenue; increased Reggiani textile, Vutek and Matan super-wide format, label and packaging, and ceramic tile decoration digital inkjet printer revenue; and increased Productivity Software revenue; partially offset by decreased Fiery revenue. Increased Productivity Software revenue resulted primarily from our 2016 acquisition of Optitex; our 2015 acquisition of CTI, and increased Radius and Metrics license revenue. Fiery revenue decreased primarily due to reduced end user demand associated with the Drupa trade show in June 2016, which occurs every four years, caused by end users delaying purchasing decisions until new printer models are available and one significant printer manufacturer purchasing less inventory.

Americas revenue increased by $35.2 million, or 8%, in 2015 compared with 2014 (9% ex-currency) resulting from increased revenue in all three of our operating segments resulting from increased UV and LED curable ink revenue, incremental revenue from Reggiani industrial digital inkjet textile printers and Matan industrial digital inkjet super-wide format printers, Fiery revenue, professional services revenue resulting from progress on major development projects, and increased license revenue from our 2015 acquisition of CTI.

EMEA

EMEA revenue increased by $69.2 million, or 24%, in 2016 compared with 2015 (26% ex-currency) primarily due to increased Reggiani textile, Matan super-wide format, and ceramic tile decoration digital inkjet printer revenue; post-acquisition revenue from our 2016 acquisitions of Rialco and Optitex; revenue from our 2015 acquisition of Shuttleworth; and increased Pace license revenue; partially offset by decreased Fiery revenue due to reduced end user demand associated with the Drupa trade show in June 2016, which occurs every four years, caused by end users delaying purchasing decisions until new printer models are available and one significant printer manufacturer purchasing less inventory.

EMEA revenue increased by $46.6 million, or 19%, in 2015 compared with 2014 (32% ex-currency) primarily due to increased Fiery and Industrial Inkjet revenue. The increase in Industrial Inkjet revenue is primarily due to sales of Reggiani industrial digital inkjet textile printers, Matan industrial digital inkjet super-wide format printers, and increased Fiery revenue.

APAC

APAC revenue increased by $13.5 million, or 11%, in 2016 compared with 2015 (13% ex-currency) primarily due to increased Matan super-wide format, ceramic tile decoration, and Reggiani digital inkjet printer revenue; and Optitex post-acquisition revenue; partially offset by decreased Fiery revenue primarily due to weak APAC demand.

APAC revenue increased by $10.4 million, or 10%, in 2015 compared with 2014 (15% ex-currency) primarily due to increased Industrial Inkjet revenue. We achieved revenue increases in each of our industrial inkjet printers in this region, including super-wide and wide format, label & packaging, textile, and ceramic tile decoration digital inkjet printers.

Revenue Concentration

A substantial portion of our revenue over the years has been attributable to sales of products through the leading printer manufacturers and independent distributor channels. We have a direct relationship with several leading printer manufacturers and work closely to facilitate integration of Fiery technology into the design and development of their print engines. The printer manufacturers act as distributors and sell Fiery products to end customers through reseller channels. End customer and reseller channel preference for the Fiery DFE and software solutions drive demand for Fiery products through the printer manufacturers.

Although end customer and reseller channel preference for Fiery products drives demand, most Fiery revenue relies on printer manufacturers to integrate Fiery technology into the design and development of their print engines. A significant portion of our revenue is, and has been, generated by sales of our Fiery DFE products to a relatively small number of leading printer manufacturers. However, none of these printer manufacturers accounted for more than 10% of our revenue for the year ended December 31, 2016.

Our reliance on revenue from the leading printer manufacturers was 28%, 33%, and 33% during 2016, 2015, and 2014, respectively. Over time, we expect our revenue from the leading printer manufacturers to decline. Because sales of our printer and copier-related products constitute a significant portion of our revenue and there are a limited number of printer manufacturers producing copiers and printers in sufficient volume to be attractive customers for us, we expect that we will continue to depend on a relatively small number of printer manufacturers for a significant portion of our Fiery DFE revenue in future periods. Accordingly, if we lose or experience reduced sales to one of these printer manufacturer/distributors, we will have difficulty replacing that revenue with sales to new or existing customers.

Gross Profit

Gross profit by operating segment, excluding stock-based compensation, for the years ended December 31, 2016, 2015, and 2014 was as follows (in thousands):

	2016	2015	2014
Industrial Inkjet
Revenue	$562,583	$447,705	$379,170
Gross profit	199,448	152,918	143,981
Gross profit percentages	35.5%	34.2%	38.0%
Productivity Software
Revenue	$151,737	$135,350	$130,743
Gross profit	114,179	99,278	94,733
Gross profit percentages	75.2%	73.3%	72.5%
Fiery
Revenue	$277,745	$299,458	$280,514
Gross profit	198,322	210,140	193,585
Gross profit percentages	71.4%	70.2%	69.0%

A reconciliation of operating segment gross profit to the consolidated statements of operations for the years ended December 31, 2016, 2015, and 2014 is as follows (in thousands):

	2016	2015	2014
Segment gross profit	$511,949	$462,336	$432,299
Stock-based compensation expense	(2,784)	(2,837)	(2,562)
Other items excluded from segment profit	(475)	(115)	—

Gross profit	$508,690	$459,384	$429,737

Overview

Our gross profit percentage decreased to 51% (52% ex-currency using 2015 exchange rates) during the year ended December 31, 2016, compared to 52% (also 52% ex-currency using 2014 exchange rates) during the year ended December 31, 2015, and 54% during the year ended December 31, 2014, primarily due to increased Industrial Inkjet revenue at a gross profit percentage of 35.5% compared with Productivity Software and Fiery gross profit percentages of 75.2% and 71.4%, respectively. Industrial Inkjet revenue increased as a percentage of revenue to 56.7% during the year ended December 31, 2016, from 50.7% and 48.0%, during the years ended December 31, 2015 and 2014, respectively.

Industrial Inkjet Gross Profit

The Industrial Inkjet gross profit percentage increased to 35.5% in 2016 (35.7% ex-currency using 2015 exchange rates) from 34.2% in 2015. Gross profit percentages improved by leveraging efficiencies in our worldwide digital inkjet printer manufacturing operations, centralizing super wide-format textile digital inkjet printer production in Italy, transferring production of super wide-format roll-to-roll digital inkjet printers to Israel to leverage the lower cost platform that Matan provides, reducing warranty expense as a percentage of revenue due to engineering and quality improvements, and increasing ink revenue as a percentage of consolidated Industrial Inkjet revenue. Our ink business generates a higher gross profit percentage than other elements of our Industrial Inkjet operating segment.

The Industrial Inkjet gross profit percentage decreased to 34.2% in 2015 (35.8% ex-currency using 2014 exchange rates) from 38.0% in 2014 primarily due to lower gross margin percentages realized from Reggiani and the foreign currency impact of international sales of super-wide and wide format industrial digital inkjet printers for which the cost was denominated in U.S. dollars, partially offset by increased gross margin percentages realized from the next generation C4 ceramic tile decoration digital inkjet printer, which has experienced improving margins subsequent to product launch.

Productivity Software Gross Profit

The Productivity Software gross profit percentage increased to 75.2% in 2016 (75.0% ex-currency using 2015 exchange rates) from 73.3% in 2015 primarily due to efficiencies gained through increased revenue on a relatively fixed cost base, achievement of certain post-acquisition cost synergies, and price increases on annual maintenance renewal contracts.

The Productivity Software gross profit percentage increased to 73.3% in 2015 (73.2% ex-currency using 2014 exchange rates) from 72.5% in 2014 primarily due to increased professional services revenue at a higher margin, achievement of certain post-acquisition cost synergies, and price increases on annual maintenance renewal contracts.

Fiery Gross Profit

The Fiery gross profit percentage increased to 71.4% in 2016 (also 71.4% ex-currency using 2015 exchange rates) from 70.2% in 2015. The revenue mix between lower margin DFEs and software solutions compared with higher margin professional services for this margin fluctuation between the periods.

The Fiery gross profit percentage increased to 70.2% in 2015 (also 70.2% ex-currency using 2014 exchange rates) from 69.0% in 2014 primarily due to higher margin professional services revenue and reduced costs related to DFEs and other products required for newly launched printers by the leading printer manufacturers.

Operating Expenses

Operating expenses for the years ended December 31, 2016, 2015, and 2014 were as follows (in thousands):

	For the years ended December 31,			% change
	2016	2015	2014	2016 over 2015	2015 over 2014
Research and development	$151,192	$141,364	$134,732	7%	5%
Sales and marketing	169,042	156,339	147,383	8	6
General and administrative	85,614	72,797	66,932	18	9
Amortization of identified intangibles	39,560	26,510	20,673	49	28
Restructuring and other	6,729	5,731	6,578	17	(13)

Total operating expenses	$452,137	$402,741	$376,298	12%	7%

Operating expenses increased by $49.4 million, or 12%, in 2016 (13% ex-currency) as compared with 2015, and increased by $26.4 million, or 7%, in 2015 (12% ex-currency) as compared with 2014.

Operating expenses increased by $49.4 million to $452.1 million during the year ended December 31, 2016, from $402.7 million during the year ended December 31, 2015, but was comparable as a percentage of revenue at 46% to the year ended December 31, 2015. The increase in operating expenses was primarily due to head count increases related to our business acquisitions, prototype and non-recurring engineering expenses related to future product launches, trade show and marketing program expenses, amortization of intangible assets, increased expenses related to litigation and uncollectible accounts, restructuring and other charges, and increased fair value of contingent consideration.

Operating expenses increased by $26.4 million, to $402.7 million during the year ended December 31, 2015 from $376.3 million during the year ended December 31, 2014, but decreased as a percentage of revenue to 46% during the year ended December 31, 2015 from 48% during the year ended December 31, 2014. The increase in operating expenses was primarily due to head count increases related to our business acquisitions, prototype and non-recurring engineering expenses related to future product launches, trade show and marketing program expenses, transaction expenses related to our business acquisitions, amortization of intangible assets, and increased expenses related to litigation and uncollectible accounts, partially offset by reduced legal fees.

Research and Development

Research and development expenses include personnel, consulting, travel, research and development facilities, prototype materials, and non-recurring engineering expenses.

Research and development expenses for the years ended December 31, 2016, 2015, and 2014 were $151.2 million, or 15% of revenue, $141.4 million, or 16% of revenue, and $134.7 million, or 17% of revenue, respectively.

Research and development expenses increased by $9.8 million, or 7%, in 2016 as compared with 2015 (8% ex-currency). Personnel-related expenses increased by $9.9 million primarily due to head count increases related to our business acquisitions and variable compensation expense. Prototypes and non-recurring engineering, consulting, contractor, freight, and related travel expenses decreased by $0.2 million. Stock-based compensation expense decreased by $0.4 million because actual forfeitures were greater than the previous forfeiture estimate that was used prior to implementation of ASU 2016-09 as more fully explained in Note 1—Basis of Presentation and Significant Accounting Policies, reduced probability of achieving performance awards, and decreased Employee Stock Purchase Plan (“ESPP”) participation by employees compared to the prior year. The remaining increase of $0.5 million is primarily due to facility and information technology expenses related to our research and development activities.

Research and development expenses increased by $6.6 million, or 5%, in 2015 as compared with 2014 (8% ex-currency). Personnel-related expenses increased by $3.4 million primarily due to head count increases related to our business acquisitions and increased variable compensation due to improved profitability. Prototypes and non-recurring engineering, consulting, contractor, freight, and related travel expenses increased by $2.8 million primarily due to product development efforts in advance of product launches. Stock-based compensation expense increased by $0.6 million primarily due to bonus program vesting and increased ESPP expense, which is due to the appreciating stock price and increased employee participation compared to the prior year.

Research and development head count was 1,209, 1,196, and 1,067 as of December 31, 2016, 2015, and 2014, respectively.

We expect that if the U.S. dollar remains volatile against the Indian rupee, Euro, British pound sterling, Israeli shekel, Canadian dollar, or Brazilian real, research and development expenses reported in U.S. dollars could fluctuate, although we hedge our operating expense exposure to the Indian rupee, which partially mitigates this risk.

Sales and Marketing

Sales and marketing expenses include personnel, trade shows, marketing programs and promotional materials, sales commissions, travel and entertainment, depreciation, and worldwide sales office expenses.

Sales and marketing expenses for the years ended December 31, 2016, 2015, and 2014 were $169.0 million, or 17% of revenue, $156.3 million, or 18% of revenue, and $147.4 million, or 19% of revenue, respectively.

Sales and marketing expenses increased by $12.7 million, or 8%, in 2016 as compared with 2015 (9% ex-currency). Personnel-related expenses increased by $8.0 million primarily due to head count increases related to our business acquisitions and increased commissions due to increased revenue. Trade show and marketing program spending, including consulting, contractor, travel, and freight, increased by $4.8 million primarily due to the Drupa trade show, which is an international printing trade show that is held every four years.

Sales and marketing expenses increased by $9.0 million, or 6%, in 2015 as compared with 2014 (13% ex-currency). Personnel-related expenses increased by $4.1 million primarily due to head count increases related to our business acquisitions, partially offset by reduced commissions and variable compensation. Trade show and marketing program spending, including consulting, contractor, travel, and freight, has increased by $3.6 million. Stock-based compensation expense increased by $0.5 million primarily due to bonus program vesting and increased ESPP expense, which is due to the appreciating stock price and increased employee participation compared to the prior year. The remaining increase of $0.8 million is primarily due to facility and information technology expenses related to our sales and marketing activities.

Sales and marketing head count was 950, 892, and 762 as of December 31, 2016, 2015, and 2014, respectively, including 398, 360, and 304 in customer service head count for each of the years presented.

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

General and Administrative

General and administrative expenses consist primarily of human resources, legal, and finance expenses. General and administrative expenses for the years ended December 31, 2016, 2015, and 2014 were $85.6 million, or 9% of revenue, $72.8 million, or 8% of revenue, and $66.9 million, or 8% of revenue, respectively.

General and administrative expenses increased by $12.8 million, or 18%, in 2016 as compared with 2015 (19% ex-currency). Personnel-related expenses increased by $2.6 million primarily due to head count increases related to our business acquisitions. Acquisition costs decreased by $3.2 million primarily due to lower expenses in 2016 related to the Optitex, Rialco, and anticipated acquisitions compared with acquisition costs related to the Reggiani, Matan, CTI, and Shuttleworth acquisitions, which closed in 2015. Expenses related to litigation and uncollectible accounts increased by $2.8 million. Stock-based compensation expense decreased by $1.8 million because actual forfeitures were greater than the previous forfeiture estimate that was used prior to implementation of ASU 2016-09 as more fully explained in Note 1—Basis of Presentation and Significant Accounting Policies, reduced probability of achieving performance awards, and decreased ESPP participation by employees compared to the prior year. The remaining increase of $3.5 million is primarily due to facilities and information technology expenses.

The estimated probability of achieving the Rialco, Optitex, Reggiani, DirectSmile, and CTI earnout performance targets increased during the year ended December 31, 2016, partially offset by a reduced probability of achieving the DIMS and Shuttleworth earnout performance targets, resulting in an increase in the associated liability and general and administrative expense of $6.8 million, including earnout interest accretion. A similar change in the estimated probability or actual achievement of several earnout performance targets during the year ended December 31, 2015 resulted in a reduction of the associated liability and general and administrative expense of $2.1 million in the prior year, net of earnout interest accretion.

General and administrative expenses increased by $5.9 million, or 9%, in 2015 as compared with 2014 (14% ex-currency). Personnel-related expenses increased by $0.8 million primarily due to head count increases related to our business acquisitions. Acquisition costs increased by $4.0 million primarily related to the acquisitions of Reggiani, Matan, Shuttleworth, and CTI. Expenses related to litigation and uncollectible accounts increased by $1.4 million. Legal expenses decreased by $1.9 million due to a decrease in significant litigation and settlement activity from the prior year. Stock-based compensation expense decreased by $3.4 million primarily due to forfeitures resulting from the resignation of our chief financial officer in January 2015 and decreased bonus program vesting, partially offset by increased ESPP expense due to our appreciating stock price, increased employee participation compared to the prior year, and the post-acquisition settlement of pre-acquisition stock options issued by an acquired business. The remaining increase of $3.3 million is primarily due to facilities and information technology expenses.

The estimated probability or actual achievement of several earnout performance targets was reduced during the year ended December 31, 2015, net of earnout interest accretion, resulting in a reduction of the associated liability and general and administrative expense of $2.1 million, net of earnout interest accretion. A similar change in the estimated probability or actual achievement of several earnout performance targets during the year ended December 31, 2014, net of earnout interest accretion, resulted in a reduction of the associated liability and general and administrative expense of $3.8 million.

We expect that if the U.S. dollar remains volatile against the Euro, British pound sterling, Indian rupee, Israeli shekel, Brazilian real, or other currencies, general and administrative expenses reported in U.S. dollars could fluctuate.

Stock-based Compensation

Stock-based compensation expense for the years ended December 31, 2016, 2015, and 2014 were $31.8 million, or 3% of revenue, $34.1 million, or 4% of revenue, and $36.1 million, or 5% of revenue, respectively.

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

Stock-based compensation expense decreased by $2.2 million, or 7% in 2016 as compared with 2015 because forfeitures were greater than the previous forfeiture estimate that was used prior to implementation of ASU 2016-09 as more fully explained in Note 1—Basis of Presentation and Significant Accounting Policies, prior year forfeitures resulting from the resignation of our chief financial officer in January 2015, reduced probability of achieving performance awards, and decreased ESPP participation by employees compared to the prior year.

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

Amortization of Identified Intangibles

Amortization of identified intangibles for the years ended December 31, 2016, 2015, and 2014 were $39.6 million, or 4% of revenue, $26.5 million, or 3% of revenue, and $20.7 million, or 3% of revenue, respectively.

Amortization of identified intangibles increased by $13.0 million, or 49% in 2016 as compared with 2015 primarily due to intangible amortization of identified intangibles resulting from the Reggiani, Matan, CTI, Shuttleworth, Rialco, and Optitex acquisitions, partially offset by decreased amortization due to certain intangible assets from prior year acquisitions becoming fully amortized.

Amortization of identified intangibles increased by $5.8 million, or 28% in 2015 as compared with 2014 primarily due to intangible amortization of identified intangibles resulting from the Reggiani, Matan, CTI, and Shuttleworth acquisitions, partially offset by decreased amortization due to certain Radius Solutions Incorporated (“Radius”) and Raster Printers, Inc. (“Raster”) intangible assets becoming fully amortized during 2015.

Restructuring and Other

Restructuring and other costs for the years ended December 31, 2016, 2015, and 2014 were $6.7, $5.7, and $6.6 million, respectively. Restructuring and other charges include severance costs of $4.1, $3.0, and $3.2 million related to head count reductions of 128, 99, and 130 for the years ended December 31, 2016, 2015, and 2014, respectively. Severance costs include severance payments, related employee benefits, retention bonuses, outplacement fees, and relocation costs.

Facilities relocation and downsizing costs for the years ended December 31, 2016, 2015, and 2014 were $0.5, $0.9, and $2.0 million, respectively. Facilities restructuring and other costs are primarily related to the relocation of certain manufacturing and administrative locations to accommodate additional space requirements in 2016 and 2015, and consolidation of our German operations in 2014. Integration expenses for the years ended December 31, 2016, 2015, and 2014 of $2.1, $1.8, and $1.4 million, respectively, were required to integrate our business acquisitions.

Interest Expense

Interest expense for the years ended December 31, 2016, 2015, and 2014 was $17.7, $17.4, and $5.9 million, respectively.

Interest expense increased by $0.3 million in 2016 compared with 2015 primarily due to increased interest accretion on our Notes. Interest expense increased by $11.5 million in 2015 compared with 2014 primarily due to interest expense related to our Notes. Please refer to Note 7—Convertible Senior Notes, Note Hedges, and Warrants of the Notes to Consolidated Financial Statements for the terms and conditions of our Notes.

Interest Income and Other Income (Expense), Net

Interest income and other income (expense), net, includes interest and investment income, gains and losses from sales of our cash equivalents and short-term investments, and net foreign currency transaction gains and losses. Interest income and other income (expense), net, for the years ended December 31, 2016, 2015, and 2014 was $0.5, $(1.8), and $(5.5) million, respectively.

Interest income and other income (expense), net, was a gain of $0.5 million in 2016 compared with a loss of $1.8 million in 2015 primarily due to increased investment income of $1.7 million in 2016 due to increased interest rates and decreased foreign exchange losses of $0.4 million during 2016 resulting primarily from revaluation of foreign currency denominated net assets (mainly denominated in Euros, British pounds sterling, and Chinese renminbi).

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

Our goodwill valuation analysis is based on our respective reporting units (Industrial Inkjet, Productivity Software, and Fiery), which are consistent with our operating segments identified in Note 14—Segment Information, Geographic Regions, and Major Customers of the Notes to Consolidated Financial Statements. We determined the fair value of our reporting units as of December 31, 2016 by equally weighting the market and income approaches. Under the market approach, we estimated fair value based on market multiples of revenue or earnings of comparable companies. Under the income approach, we estimated fair value based on a projected cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Based on our valuation results, we have determined that the fair values of our Industrial Inkjet, Productivity Software, and Fiery reporting units exceed their carrying values by $575, $444, and $515 million, respectively, or 151%, 267%, and 533%, respectively.

Since fair values were determined using a weighting of the market and income approaches, we reviewed the sensitivity of the market multiple and discount rate to evaluate the sensitivity of the Industrial Inkjet, Productivity Software, and Fiery valuations. The impact of a change in the market multiple of 10% results in an increase or decrease in Industrial Inkjet, Productivity Software, and Fiery fair values of 5.0%. Likewise, the impact of a change in the discount rate of one percentage point results in an increase in the Industrial Inkjet, Productivity Software, and Fiery fair values of 12%, 10%, and 8%, respectively, or a decrease of 8%, 7%, and 6%, respectively. Consequently, we have concluded that no reasonably possible changes would reduce the fair value of the reporting units to such a level that it would cause a failure in step one of the impairment analysis.

Income before Income Taxes

Income before income taxes for the years ended December 31, 2016, 2015, and 2014 were as follows (in thousands):

	2016	2015	2014
U.S.	$8,254	$9,311	$15,090
Foreign	31,128	28,211	26,997

Total	$39,382	$37,522	$42,087

For the year ended December 31, 2016, pretax net income of $39.4 million consisted of U.S. and foreign pretax net income of $8.3 and $31.1 million, respectively. The pretax net income attributable to U.S. operations included amortization of identified intangibles of $7.6 million, stock-based compensation of $31.8 million, restructuring and other costs of $3.8 million, acquisition-related costs of $0.6 million, litigation settlement expense of $1.0 million, and interest expense and amortization of debt issuance costs related to our Notes of $16.3 million, and the change in fair value of contingent consideration of $0.6 million. The pretax net income attributable to foreign operations included amortization of identified intangibles of $31.9 million, restructuring and other costs of $2.9 million, acquisition-related costs of $1.6 million, earnout interest accretion of $2.7 million, and the change in fair value of contingent consideration of $3.7 million. The exclusion of these items from net income would result in a U.S. and foreign pretax net income of $70.0 and $73.9 million, respectively, for the year ended December 31, 2016.

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

Provision for (Benefit from) Income Taxes

We recorded a tax benefit of $6.2 million in 2016 on pre-tax income of $39.4 million and tax provisions of $4.0 and $8.4 million on pre-tax income of $37.5 and $42.1 million in 2015, and 2014, respectively.

The provisions for income taxes before significant items were $12.0, $10.3, and $14.7 million for the years ended December 31, 2016, 2015, and 2014 respectively. Primary differences between our recorded tax provision rate and the U.S. statutory rate of 35% include tax benefits related to credits for research and development costs, lower taxes on permanently reinvested foreign earnings, tax effects of stock-based compensation expense pursuant to ASC 718-740, Stock Compensation—Income Taxes, and changes in the valuation allowance for financial reporting purposes.

Our provision for income taxes before significant items is reconciled to our provision for (benefit from) income taxes for the years ended December 31, 2016, 2015, and 2014 as follows (in millions):

	2016	2015	2014
Provision for income taxes before significant items	$12.0	$10.3	$14.7
Interest related to unrecognized tax benefits	0.4	0.3	0.4
Benefit related to increased value of intangibles	—	—	(3.1)
Benefit related to stock based compensation, including ESPP dispositions	(2.5)	(0.5)	(0.6)
Benefit related to reversals of uncertain tax positions	(15.7)	(5.5)	(2.6)
Benefit from reversals of accrued interest related to uncertain tax positions	(0.4)	(0.6)	(0.2)
Other significant items	—	—	(0.2)

Provision for (benefit from) income taxes	$(6.2)	$4.0	$8.4

During the year ended December 31, 2016, we recognized a $16.6 million tax benefit (including state tax benefit) from the release of previously unrecognized tax benefits due to the expiration of U.S. federal, state, and foreign statutes of limitations, of which $10.3 million related to the 2012 sale of our Foster City building and land. During the year ended December 31, 2014, we recognized a $3.1 million tax benefit related to the increased valuation of intangible assets for Brazilian tax reporting resulting from the merger of our Brazilian subsidiaries.

We earn a significant amount of our operating income outside the U.S., which is permanently reinvested in foreign jurisdictions. Of the income generated in jurisdictions with tax rates materially lower than the statutory U.S. tax rate of 35%, most is earned in the Netherlands, Spain, U.K., Italy, and Cayman Islands. In 2016, 2015 and 2014, we realigned the ownership of certain Productivity Software intellectual property to augment operational synergies and parallel both our worldwide intellectual property ownership and our worldwide supply chain. Our effective tax rate could fluctuate significantly and be adversely impacted if anticipated earnings in the Netherlands, Spain, Italy, U.K., and the Cayman Islands are proportionally lower than current projections and earnings in all other jurisdictions are proportionally higher than current projections.

While we currently do not foresee a need to repatriate the earnings of foreign operations, should we require more capital in the U.S. than is generated by our U.S. operations, we may elect to repatriate funds held in our foreign jurisdictions or raise capital in the U.S. through debt or equity issuances. These alternatives could result in higher effective tax rates, the cash payments of taxes and/or increased interest expense. As of December 31, 2016, we have permanently reinvested $164.6 million of unremitted foreign earnings. Should these earnings be remitted to the U.S., the tax on these earnings would be $34.6 million.

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

Significant judgment is required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, we considered all available evidence, including recent operating results, projections of future taxable income, our ability to utilize loss and credit carryforwards, and the feasibility of tax planning strategies. A significant piece of objective positive evidence evaluated for jurisdictions in a net deferred tax asset position was cumulative pre-tax income during the three years ended December 31, 2016. In addition, we considered that loss and credit carryforwards have not expired unused and a majority of our loss and credit carryforwards will not expire prior to 2022.

As of December 31, 2016, we have determined that it is more likely than not that we will realize the benefit related to our deferred tax assets, except for a valuation allowance related to the realization of existing California, Luxembourg, Israel, Netherlands, and Turkey deferred tax assets.

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

Ex-Currency. To better understand trends in our business, we believe it is helpful to adjust our Consolidated Statements of Operations to exclude the impact of year-over-year changes in the translation of foreign currencies into U.S. dollars. This is a non-GAAP measure that is calculated by adjusting revenue, gross profit, and operating expenses by using historical exchange rates in effect during the comparable prior period and removing the balance sheet currency remeasurement impact from interest income and other income (expense), net, including removal of any hedging gains and losses. We refer to these adjustments as “ex-currency.” Management believes the ex-currency measures provide investors with an additional perspective on year-over-year financial trends and enables investors to analyze our operating results in the same way management does. The year-over-year currency impact can be determined as the difference between year-over-year actual growth rates and year-over-year ex-currency growth rates.

These excluded items are described below:

•	Intangible assets acquired to date are being amortized on a straight-line basis.

•	Stock-based compensation expense recognized in accordance with ASC 718.

•	Non-cash settlement of vacation liabilities through the issuance of RSUs, which is not included in the GAAP presentation of our stock-based compensation expense.

•	Restructuring and other consists of:

¡	Restructuring charges incurred as we consolidate the number and size of our facilities and, as a result, reduce the size of our workforce.

¡	Expenses incurred to integrate businesses acquired of $2.1, $1.8, and $1.4 million during the years ended December 31, 2016, 2015, and 2014, respectively.

•

Acquisition-related transaction costs associated with businesses acquired during the periods reported and anticipated transactions of $2.2, $5.5, and $1.5 million during the years ended December 31, 2016, 2015, and 2014, respectively.

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

In addition, we settled or accrued reserves related to several unrelated litigation claims in 2016, 2015, and 2014 in aggregate amounts of $1.0, $0.6, and $0.9 million, respectively.

•

Tax effect of non-GAAP adjustments. We use a constant non-GAAP tax rate of 19%, which we believe reflects the long-term average tax rate based on our international structure and geographic distribution of revenue and profit. The long-term average tax rate is calculated in accordance with the principles of ASC 740 to estimate the non-GAAP income tax provision in each jurisdiction in which we operate, after excluding the tax effect of the non-GAAP items described above and $10.3 million of previously unrecognized tax benefits associated with the 2012 sale of our Foster City building and land which we recognized in the year ended December 31, 2016.

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

Reconciliation of GAAP Net Income to Non-GAAP Net Income

(unaudited)

	For the years ended December 31,
	2016	2015	2014	Ex-Currency
(in millions, except per share data)				2016
Net income	$45.5	$33.5	$33.7	$45.5

Amortization of identified intangible assets	39.6	26.5	20.7	39.6
Ex-currency adjustment	—	—	—	1.7
Stock-based compensation expense	31.8	34.1	36.1	31.8
Non-cash settlement of vacation liabilities by issuing RSUs	3.1	1.3	—	3.1
Restructuring and other	6.7	5.7	6.6	6.7
General and administrative:
Acquisition-related transaction costs	2.2	5.5	1.5	2.2
Change in fair value of contingent consideration	6.9	(2.1)	(3.8)	6.9
Litigation reserve provisions, net of releases	1.0	0.6	0.9	1.0
Interest income and other income (expense), net:
Non-cash interest expense related to our Notes	12.4	11.8	3.5	12.4
Foreign exchange fluctuation related to contingent consideration	1.1	—	—	1.1
Balance sheet currency remeasurement impact	—	—	—	2.8
Tax effect of non-GAAP net income	(33.6)	(19.0)	(12.1)	(34.4)

Non-GAAP net income	$116.8	$97.9	$87.1	$120.5

Non-GAAP net income per diluted share	$2.44	$2.03	$1.80	$2.52

Shares for purposes of computing diluted non-GAAP net income per share	47.8	48.2	48.4	47.8

RECONCILIATION OF GAAP REVENUE BY OPERATING SEGMENT TO

NON-GAAP EX-CURRENCY

(unaudited)

	For the years ended December 31,
	GAAP		Ex-Currency			GAAP				Ex-Currency
	GAAP 2016	Percent of total	Ex-Currency	2016	Percent of total	GAAP 2015	Percent of total	Change from 2015 GAAP		Change from 2015 GAAP
(in millions)								$	%	$	%
Industrial Inkjet	$562,583	57%	7,735	$570,318	57%	$447,705	51%	$114,878	26%	$122,613	27%
Productivity Software	151,737	15	2,109	153,846	15	135,350	15	16,387	12	18,496	14
Fiery	277,745	28	84	277,829	28	299,458	34	(21,713)	(7)	(21,629)	(7)

Total revenue	$992,065	100%	$9,928	$1,001,993	100%	$882,513	100%	$109,552	12%	$119,480	14%

	For the years ended December 31,
	GAAP		Ex-Currency			GAAP				Ex-Currency
	GAAP 2016	Percent of total	Ex-Currency	2016	Percent of total	GAAP 2015	Percent of total	Change from 2015 GAAP		Change from 2015 GAAP
(in millions)								$	%	$	%
Americas	$500,411	50%	388	$500,799	50%	$473,599	54%	$26,812	6%	$27,200	6%
EMEA	360,305	37	7,283	367,588	37	291,103	33	69,202	24	76,485	26
APAC	131,349	13	2,257	133,606	13	117,811	13	13,538	11	15,795	13

Total revenue	$992,065	100%	$9,928	$1,001,993	100%	$882,513	100%	$109,552	12%	$119,480	14%

RECONCILIATION OF GAAP REVENUE & GROSS PROFIT BY OPERATING SEGMENT TO

NON-GAAP EX-CURRENCY

(unaudited)

	For the years ended December 31,
	GAAP	Ex-Currency Adjustments	Ex-Currency	GAAP
(in millions)	2016		2016	2015
Industrial Inkjet
Revenue	$562,583	$7,735	$570,318	$447,705
Gross profit	199,448	$4,205	203,653	152,918
Gross profit percentages	35.5%		35.7%	34.2%
Productivity Software
Revenue	$151,737	$2,109	$153,846	$135,350
Gross profit	114,179	$1,255	115,434	99,278
Gross profit percentages	75.2%		75.0%	73.3%
Fiery
Revenue	$277,745	$84	$277,829	$299,458
Gross profit	198,322	$82	198,404	210,140
Gross profit percentages	71.4%		71.4%	70.2%

A reconciliation of operating segment gross profit to the consolidated statements of operations for the years ended December 31, 2016 and 2015 is as follows:

	For the years ended December 31,
	GAAP	Ex-Currency Adjustments	Ex-Currency	GAAP
(in millions)	2016		2016	2015
Segment gross profit	$511,949	$5,460	$517,409	$462,336
Stock-based compensation expense	(2,784)		(2,784)	(2,837)
Other items excluded from segment profit	(475)		(475)	(115)

Gross profit	$508,690	$5,460	$514,150	$459,384

RECONCILIATION OF GAAP OPERATING EXPENSES TO

NON-GAAP EX-CURRENCY

(unaudited)

	For the years ended December 31,
(in thousands)	GAAP	Ex-Currency		GAAP			Ex-Currency
	2016	Ex-Currency Adjustments	2016	2015	Change from 2015 GAAP		Change from 2015 GAAP
					$	%	$	%
Research and development	$151,192	$1,283	$152,475	$141,364	$9,828	7%	$11,111	8%
Sales and marketing	169,042	1,884	170,926	156,339	12,703	8	14,587	9
General and administrative	85,614	1,206	86,820	72,797	12,817	18	14,023	19
Amortization of identified intangibles	39,560	237	39,797	26,510	13,050	49	13,287	50
Restructuring and other	6,729	122	6,851	5,731	998	17	1,120	20

Total operating expenses	$452,137	$4,732	$456,869	$402,741	$49,396	12%	$54,128	13%

Critical Accounting Policies

The preparation of consolidated financial statements requires estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates, including those related to revenue recognition, bad debts, inventory valuation and purchase commitment reserves, warranty obligations, litigation, restructuring activities, fair value of financial instruments, stock-based compensation, income taxes, valuation of goodwill and intangible assets, business combinations, build-to-suit leases, and contingencies on an ongoing basis. Estimates are based on historical and current experience, the impact of the current economic environment, and various other assumptions believed to be reasonable under the circumstances at the time of the estimate, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our critical accounting policies and estimates are as follows:

•	revenue recognition;

•	allowances for doubtful accounts,

•	inventory valuation and purchase commitment reserves,

•	warranty reserves,

•	litigation accruals,

•	restructuring reserves,

•	fair value of financial instruments;

•	accounting for stock-based compensation;

•	accounting for income taxes;

•	valuation analyses of goodwill and intangible assets;

•	business combinations;

•	build-to-suit leases; and

•	determination of functional currencies for consolidating international operations.

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

Allowances for doubtful accounts. We establish an allowance for doubtful accounts to ensure that trade receivables are not overstated due to uncollectibility. Our accounts receivable balance was $220.8 million, net of allowance for doubtful accounts and revenue reserves of $23.3 million, as of December 31, 2016. To ensure that we have established an adequate allowance for doubtful accounts, management analyzes accounts receivable and historical bad debts, customer concentrations, customer creditworthiness, current economic trends and macroeconomic conditions, changes in customer payment terms, the length of time receivables are past due, and significant one-time events. We record specific reserves for individual accounts when we become aware of specific customer circumstances, such as bankruptcy filings, deterioration in the customer’s operating results or financial position, or potential unfavorable outcomes from disputes with customers or vendors.

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

Warranty reserves. Our Industrial Inkjet printer products are generally accompanied by a 12-month limited warranty, which covers both parts and labor. Our Fiery DFE products are generally accompanied by a 12 to 15-month limited warranty. In accordance with ASC 450-30, Loss Contingencies, an accrual is established when the warranty liability is estimable and probable based upon historical experience. A provision for estimated future warranty work is recorded in cost of revenue when revenue is recognized.

The warranty liability is reviewed regularly and periodically adjusted to reflect changes in warranty estimates. Significant management judgments and estimates must be made in connection with establishing and updating warranty reserves including estimated potential inventory return rates and replacement or repair costs. Warranty reserves were $10.3 million as of December 31, 2016.

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

Accounting for stock-based compensation. We account for stock-based compensation in accordance with ASC 718, which requires stock-based compensation expense to be recognized based on the fair value of such awards on the date of grant. We amortize stock-based compensation expense on a graded vesting basis over the vesting period, after assessing the probability of achieving the requisite performance criteria with respect to performance-based awards. Stock-based compensation expense is recognized over the requisite service period for each separately vesting tranche as though the award were, in substance, multiple awards. Forfeitures have been estimated at the grant date and revised on a cumulative basis, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We used historical data and future expectations of employee turnover to estimate forfeitures. Upon adoption of ASU 2016-09, Stock Compensation—Improvements to Employee Share Based Payment Accounting, in 2016, we elected to account for forfeitures when they occur instead of estimating the expected forfeiture rate. We must use our judgment in determining and applying the assumptions needed for the valuation of employee stock options, RSUs, and issuance of common stock under our ESPP.

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

In assessing the need for a valuation allowance, we considered all available evidence, including recent operating results, projections of future taxable income, our ability to utilize loss and credit carryforwards, and the feasibility of tax planning strategies. A significant piece of objective positive evidence evaluated for jurisdictions in a net deferred tax asset position was cumulative pre-tax income over the three years ended December 31, 2016. In addition, we considered that loss and credit carryforwards have not expired unused and a majority of our loss and credit carryforwards will not expire prior to 2022.

As of December 31, 2016, we have determined that it is more likely than not that we will realize the benefit related to our deferred tax assets, except for a valuation allowance related to the realization of existing California, Luxembourg, Israel, Netherlands, and Turkey deferred tax assets.

Deferred tax assets, net of deferred tax liabilities, as of December 31, 2016 were $42.1 million, net of our valuation allowance of $42.4 million.

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

Significant management judgment is required in evaluating our uncertain tax positions. Our gross unrecognized benefits are $35.9 million as of December 31, 2016. Our evaluation of uncertain tax positions is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. If actual settlements differ from these estimates, or we adjust these estimates in future periods, we may need to recognize additional tax benefits or charges that could materially impact our financial position and results of operations.

As of December 31, 2016, we have permanently reinvested $164.6 million of unremitted foreign earnings. Should these earnings be remitted to the U.S., the tax on these earnings would be $34.6 million.

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

Our goodwill valuation analysis is based on our respective reporting units (Industrial Inkjet, Productivity Software, and Fiery), which are consistent with our operating segments identified in Note 14—Segment Information, Geographic Regions, and Major Customers of the Notes to Consolidated Financial Statements. We determined the fair value of our reporting units as of December 31, 2016 by equally weighting the market and income approaches. Under the market approach, we estimated fair value based on market multiples of revenue or earnings of comparable companies. Under the income approach, we estimated fair value based on a projected cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model.

The key estimates and assumptions and corresponding uncertainties for goodwill impairment analysis are summarized as follows:

•	identification of comparable companies to benchmark under the market approach giving due consideration to the following factors:

¡	financial condition and operating performance of the reporting unit being evaluated relative to companies operating in the same or similar businesses,

¡	economic, environmental, and political factors faced by such companies, and

¡	companies that are considered to be reasonable investment alternatives.

•	impact of goodwill impairments recognized in prior years,

•	susceptibility of each of our reporting units to fair value fluctuations,

•	reporting unit revenue, gross profit, and operating expense growth rates,

•	six-year financial forecast,

•	discount rate to apply to estimated cash flows,

•	terminal values based on the Gordon growth methodology,

•	appropriate market comparables,

•	estimated multiples of revenue and earnings before interest expense and taxes (“EBIT”) that a willing buyer is likely to pay,

•	reasonable gross profit levels,

•	estimated control premium a willing buyer is likely to pay, including consideration of the following:

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

Given the uncertainty of the economic environment and the potential impact on our business, there can be no assurance that our estimates and assumptions regarding the duration of the ongoing economic downturn in some regions, or the period or strength of recovery, made for purposes of our goodwill impairment testing at December 31, 2016 will prove to be accurate predictions of the future. If our assumptions regarding forecasted revenue or gross profit rates are not achieved, we may be required to record additional goodwill impairment charges in future periods relating to any of our reporting units, whether in connection with the next annual impairment testing in the fourth quarter of 2017 or prior to that, if any such change constitutes an interim triggering event. It is not possible to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

As part of this process, we engaged a third party valuation firm to assist management in its analysis. All estimates, key assumptions, and forecasts were either provided by or reviewed by us. While we chose to utilize a third party valuation firm, the impairment analysis and related valuations represent the conclusions of management and not the conclusions or statements of any third party

Business combinations. We account for business acquisitions as purchase business combinations in accordance with ASC 805, Business Combinations, which requires that the acquisition method of accounting be used for all business combinations. Please refer to Note 1—The Company and its Significant Accounting Policies of the Notes to Consolidated Financial Statements for our accounting policy with respect to accounting for business combinations.

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

The key estimates and assumptions and corresponding uncertainties to account for business acquisitions are summarized as follows:

Key Estimates and Assumptions	Key Uncertainties

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

We estimate fair value of acquisition-related contingent consideration based on the probability of realization of the performance targets. This estimate is based on significant inputs that are not observable in the market, which ASC 820-10-35 refers to as Level 3 inputs, reflecting our assessment of the assumptions market participants would use to value these liabilities. The fair value of contingent consideration is measured at each reporting period, with any changes in the fair value recognized as a component of general and administrative expense.

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

Acquisition-related costs of $2.2, $5.5, and $1.5 million were expensed during the years ended December 31, 2016, 2015, and 2014, respectively, associated with businesses acquired during the periods reported and anticipated transactions. The significant decrease in acquisition costs incurred during the year ended December 31, 2016 is primarily due to the Reggiani and Matan acquisitions, which closed on July 1, 2015.

Build-to-Suit leases. If we are deemed to be the accounting owner of a facility in accordance with the requirements of AC 840-40-55, Leases, then we are required to account for the property as a depreciable asset and the related lease agreement must be accounted for as an imputed financing obligation. If we are not deemed to be the accounting owner, then we are required to account for the property as an operating lease. Significant judgments are required to make this determination, which relate to actions, guarantees, and investments that we make as a lessee that may be considered to be actions that only an owner would take. In addition, our potential investments in these facilities must comply with the required maximum guarantee test to ensure that potential investments cannot exceed 90% of the fair value of each facility.

We have four leases subject to these accounting requirements in California, New Hampshire, Spain, and the Netherlands. ASC 840-40-55, Sale-Leaseback Transactions, applies to “construction projects,” but does not define this term. The New Hampshire and Spain facilities consist of construction of new facilities. The facilities in Fremont, California, and the Netherlands were existing facilities, but were not functional in their then current forms; thus, these assets represented construction projects subject to the guidance. When leasing an existing facility, we must consider whether the leased asset is fully functional and may be occupied by any lessee in its current form without requiring improvement (commonly referred to as the “second tenant scope exception”).

On August 26, 2016, we entered into a six-year lease with BTMU whereby a 225,000 square foot manufacturing and warehouse facility is under construction related to our super-wide format industrial digital inkjet printer business in the Industrial Inkjet operating segment at a projected cost of $40 million and a construction period of 18 months. Minimum lease payments during the initial term are $1.8 million. Upon completion of the initial term, we have the option to renew the lease, purchase the facility, or return the facility to BTMU subject to an 89% residual value guarantee under which we would recognize additional rent expense in the form of a variable rent payment. We have assessed our exposure in relation to the residual value guarantee and believe that there is no deficiency to the guaranteed value with respect to funds expended by BTMU as of December 31, 2016. We are not deemed to be the accounting owner of this facility as we do not have responsibility for actions, guarantees, or investments for which only an owner would accept responsibility.

We are not deemed to be the accounting owner of the leased facilities in the Netherlands or Spain as we only have responsibility for normal tenant improvement costs in each of these facilities. Similarly, we are not responsible for actions, guarantees, or investments for which only an owner would accept responsibility.

We are deemed to be the accounting owner of the 6700 Dumbarton Circle facility in Fremont, California. The critical factor relating to this conclusion is that we are responsible for cost over-runs, if any, related to force majeure events including strikes, war, and material availability. The landlord is responsible for any costs related to force majeure events that result in any damage to the facility. Since we are responsible for cost overruns related to certain force majeure events, we are in substance offering an indemnification to the landlord for events outside of our control. As such, we are deemed to be the accounting owner of the facility. See Note 8—Commitments and Contingencies of the Notes to Consolidated Financial Statements.

We have applied the accounting and disclosure requirements set forth in ASC 810-10, Consolidation, for variable interest entities (“VIEs”). We have evaluated each facility lease agreement to determine if the arrangement qualifies as a VIE under ASC 810-10. We have determined that our facility lease agreements do not qualify as VIEs, and as such, they are not required to be included in our consolidated financial statements.

Determining functional currencies for the purpose of consolidating our international operations. We have a number of foreign subsidiaries, which together account for approximately 54% of our net revenue, approximately 31% of our total assets, and approximately 36% of our total liabilities as of December 31, 2016.

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

Liquidity and Capital Resources

Overview

Cash, cash equivalents, and short-term investments decreased by $37.6 million to $459.7 million as of December 31, 2016 from $497.4 million as of December 31, 2015. The decrease was primarily due to cash consideration paid for the acquisition of Optitex and Rialco, net of cash acquired, of $20.0 million, repayment of debt assumed through business acquisitions of $8.8 million, treasury stock purchases of $74.2 million, settlement of shares for employee common stock related tax liabilities and the stock option exercise price of certain stock options of $9.1 million, cash payments for property and equipment of $22.4 million, funding $6.3 million in the restricted collateral account related to our off-balance sheet lease, acquisition-related contingent consideration payments of $28.1 million, partially offset by cash flows provided by operating activities of $121.0 million, proceeds from ESPP purchases and stock option exercises of $11.1 million, and the impact of foreign exchange rate changes of $0.4 million.

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

(in thousands)	2016	2015	2014
Cash and cash equivalents	$164,313	$164,091	$298,133
Short-term investments	295,428	333,276	318,599

Total cash, cash equivalents, and short-term investments	$459,741	$497,367	$616,732

Net cash provided by operating activities	$121,004	$68,357	$92,130
Net cash used for investing activities	(12,050)	(110,618)	(180,657)
Net cash provided by (used for) financing activities	(109,106)	(91,682)	211,036
Effect of foreign exchange rate changes on cash and cash equivalents	374	(99)	(1,460)

Increase (decrease) in cash and cash equivalents	$222	$(134,042)	$121,049

As of December 31, 2016, we have approximately $164.6 million of unremitted earnings, which are not available to meet our operating and working capital requirements in the U.S. as these amounts have been permanently reinvested. Cash, cash equivalents, and short-term investments held outside of the U.S. in various foreign subsidiaries were $94.2 and $106.0 million as of December 31, 2016 and 2015, respectively. Cash, cash equivalents, and short term investments held outside of the U.S will be used to fund local operations and finance international acquisitions. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. federal and state income taxes on some or all of these funds. However, our intent is to indefinitely reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

Based on past performance and current expectations, we believe that our cash, cash equivalents, short-term investments, and cash generated from operating activities will satisfy our working capital, capital expenditure, investment, stock repurchase, commitments (see Note 8—Commitments and Contingencies of the Notes to Consolidated Financial Statements), and other liquidity requirements associated with our existing operations through at least the next twelve months. We believe that the most strategic uses of our cash resources include business acquisitions, strategic investments to gain access to new technologies, repurchases of shares of our common stock, and working capital. At December 31, 2016, cash, cash equivalents, and short-term investments available were $459.7 million. We believe that our liquidity position and capital resources are sufficient to meet our operating and working capital needs.

Operating Activities

Net cash provided by operating activities was $121.0, $68.4, and $92.1 million for the years ended December 31, 2016, 2015, and 2014, respectively.

Net cash provided by operating activities in 2016 consists primarily of net income of $45.5 million and non-cash charges and credits of $110.7 million adjusted by the net change in operating asset and liabilities of $35.2 million. Non-cash charges and credits of $110.7 million consist primarily of $55.1 million in depreciation and amortization, $31.7 million of stock-based compensation expense, net of cash settlements, non-cash accretion of interest expense of $13.5 million, provision for bad debts and sales-related allowances of $10.7 million, and provision for inventory obsolescence of $5.2 million, and other non-cash charges and credits of $5.4 million, partially offset by deferred tax credits of $11.0 million. The net change in operating assets and liabilities of $35.2 million consists primarily of increased gross accounts receivable of $31.2 million, increased other current assets of $6.5 million, increased taxes receivable, net, of $2.4 million, partially offset by decreased accounts payable and accrued liabilities of $0.6 million and decreased gross inventories of $4.3 million.

Accounts Receivable

Our primary source of operating cash flow is the collection of accounts receivable from our customers. One measure of the effectiveness of our collection efforts is average days sales outstanding for accounts receivable (“DSO”). DSOs were 76, 69, and 68 days at December 31, 2016, 2015, and 2014, respectively. We calculate DSO by dividing net accounts receivable at the end of the quarter by revenue recognized during the quarter, multiplied by the total days in the quarter.

DSOs increased during the year ended December 31, 2016, compared with December 31, 2015, primarily due to increased Industrial Inkjet and Productivity Software revenue as a percentage of consolidated revenue, sales with extended payment terms, and a non-linear sales cycle resulting in significant billings at the end of the quarter. Industrial Inkjet and Productivity Software were 72% of consolidated revenue during the year ended December 31, 2016. By comparison, Industrial Inkjet and Productivity Software were 66% and 65% of consolidated revenue during the years ended December 31, 2015 and 2014, respectively.

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

Trade receivables sold cumulatively under these facilities were $19.8 and $3.5 million throughout 2016 on a recourse and nonrecourse basis, respectively, which approximates the cash received. The receivables that were sold to third parties were removed from the Consolidated Balance Sheets and were reflected as cash provided by operating activities in the Consolidated Statements of Cash Flows.

Inventories

Our inventories are procured primarily in support of the Industrial Inkjet and Fiery operating segments. The majority of our Industrial Inkjet products are manufactured internally, while Fiery production is primarily outsourced. The result is lower inventory turnover for Industrial Inkjet inventories compared with Fiery inventories.

Our net inventories decreased by $7.3 million to $99.1 million at December 31, 2016 from $106.4 million at December 31, 2015 due to reduced inventories in the Industrial Inkjet operating segment due to improved inventory requirements forecasting and supplier management. Inventory turnover was 5.0 during the quarter ended December 31, 2016 compared with 4.7 turns during the quarter ended December 31, 2015. We calculate inventory turnover by dividing annualized current quarter cost of revenue by ending inventories.

Accounts Payable, Accrued and Other Liabilities, and Net Income Taxes Payable

Our operating cash flows are impacted by the timing of payments to our vendors for accounts payable and by our accrual of liabilities. The change in accounts payable, accrued and other liabilities, and net income taxes payable decreased our cash flows provided by operating activities by $1.8 and $10.6 million in 2016 and 2015, respectively. The change in accounts payable, accrued and other liabilities, and net income taxes payable increased our cash flows provided by operating activities by $3.1 million in 2014. Our working capital, defined as current assets minus current liabilities, was $552.4 and $586.7 million at December 31, 2016 and 2015, respectively.

Investing Activities

Net cash used for investing activities was $12.1, $110.6, and $180.7 million for the years ended December 31, 2016, 2015, and 2014, respectively.

	2016	2015	2014
Purchases of short-term investments	$(216,349)	$(328,911)	$(281,962)
Proceeds from sales and maturities of short-term investments	252,856	311,508	139,185
Purchases of restricted investments and cash equivalents	(6,252)	—	—
Purchases, net of proceeds from sales, of property and equipment	(22,373)	(18,449)	(15,900)
Businesses and technology purchased, net of cash acquired	(19,932)	(74,766)	(21,980)

Net cash used for investing activities	$(12,050)	$(110,618)	$(180,657)

Acquisitions

On June 16, 2016, we purchased Optitex for cash consideration of $11.6 million, net of cash acquired, plus an additional potential future cash earnout, which is contingent on achieving revenue and operating profit performance targets. Optitex has developed and markets integrated 2D and 3D CAD software that is shortening the design cycle, reducing our customers’ costs, and accelerating the adoption of fast fashion.

On March 1, 2016, we purchased Rialco for cash consideration of $8.4 million, net of cash acquired, plus an additional potential future cash earnout, which is contingent on achieving revenue and gross profit targets. Rialco is a leading European supplier of dye powders and color products for the textile, digital print, and other decorating industries.

The escrow of $1.5 million related to the Reggiani acquisition was remitted to us in return for the issuance of shares of common stock for the year ended December 31, 2016. We also purchased additional intellectual property related to the Reggiani business for $0.3 million. A tax recovery liability of $1.0 million related to the Creta Print S.L. “(Cretaprint”) acquisition was paid during the year ended December 31, 2016.

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

SmartLinc, Rhapso, DirectSmile, and DIMS were acquired in 2014 for aggregate cash consideration of $20.4 million, net of cash acquired, plus additional future cash earnouts contingent on achieving certain performance targets; technology was acquired from Polymeric for $1.1 million; $0.3 million was paid related to the GamSys Software SPRL (“GamSys”) acquisition, which was dependent on accounts receivable collections; and purchase price adjustments of $0.2 million were paid with respect to the acquisitions of Metrix Software (“Metrix”), Lector Computersysteme GmbH (“Lector”), and Rhapso.

Property and Equipment

Net purchases of property and equipment were $22.3, $18.5, and $15.9 million in 2016, 2015, and 2014, respectively, including the purchase of ceramic digital ink formulation equipment and research and development equipment.

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

Investments

Proceeds from sales and maturities, net of purchases, of marketable securities were $36.5 million in 2016. Purchases of marketable securities, net of proceeds from sales and maturities, were $17.4 and $142.8 million in 2015 and 2014, respectively. We have classified our investment portfolio as “available for sale.” Our investments are made with a policy of capital preservation and liquidity as primary objectives. We may hold investments in fixed income debt securities to maturity; however, we may sell an investment at any time if the quality rating of the investment declines, the yield on the investment is no longer attractive, or we have better uses for the cash. Since we invest primarily in investment securities that are highly liquid with a ready market, we believe the purchase, maturity, or sale of our investments has no material impact on our overall liquidity.

Financing Activities

Net cash used for financing activities was $109.1 and $91.7 million for the years ended December 31, 2016 and 2015, respectively. Net cash provided by financing activities as $211.0 million during the year ended December 31, 2014.

In September 2014, we completed a private placement of $345 million principal amount of Notes. The net proceeds from this offering were $336.3 million, after deducting commissions and offering expenses paid by us. We used approximately $29.4 million of the net proceeds to pay the cost of the Note Hedges (after such cost was partially offset by the proceeds from the Warrant transactions).

Stock Option and ESPP Proceeds

Historically, our recurring cash flows provided by financing activities have been from the receipt of cash from the issuance of common stock through the exercise of stock options and employee purchases of ESPP shares. We received proceeds from the exercise of stock options of $1.3, $2.0, and $7.7 million and employee purchases of ESPP shares of $9.8, $9.5, and $8.6 million in 2016, 2015, and 2014, respectively. While we may continue to receive proceeds from these plans in future periods, the timing and amount of such proceeds are difficult to predict and are contingent on a number of factors including the price of our common stock, the timing and number of stock options exercised by employees that had participated in these plans, net settlement options, and general market conditions. We anticipate that cash provided from the exercise of stock options will decline over time as we have shifted to issuance of RSUs, rather than stock options. Although we may grant stock option awards from time to time, the granting of stock options is no longer our usual practice.

Treasury Stock Purchases

The primary use of funds for financing activities in 2016, 2015, and 2014 was $83.3, $76.4, and $101.1 million, respectively, of cash used to repurchase outstanding shares of our common stock. Such purchases included $9.1, $10.7, and $24.3 million of cash used for net settlement of shares for the exercise price of certain stock options and any tax withholding obligations incurred in connection with such exercises and minimum tax withholding obligations that arose on the vesting of RSUs.

On November 6, 2013, the board of directors approved an authorization to repurchase of $200 million of outstanding common stock. Under this publicly announced plan, we repurchased 1.5 and 1.8 million shares for an aggregate purchase price of $65.7 and $76.8 million during the years ended December 31, 2015 and 2014, respectively. On November 9, 2015, the board of directors cancelled $55 million, effective December 31, 2015, remaining for repurchase under the 2013 authorization and approved a new authorization to repurchase $150 million of outstanding common stock commencing January 1, 2016. This authorization expires December 31, 2018. Under this publicly announced plan, we repurchased 1.8 million shares for an aggregate purchase price of $74.2 million during the year ended December 31, 2016.

See Item 5—Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities for further discussion of our common stock repurchase programs.

Earnout Payments

Earnout payments during the year ended December 31, 2016 of $23.8, $3.6, $0.4, and $0.2 million are primarily related to the previously accrued Reggiani, DirectSmile, SmartLinc, and Metrix contingent consideration liabilities, respectively. Earnout payments during the year ended December 31, 2015 of $2.0, $1.1, $0.6, and $0.3 million are primarily related to the previously accrued Technique, Inc. and Technique Business Systems Limited (collectively, “Technique”), GamSys, Metrix, and SmartLinc contingent consideration liabilities, respectively. Earnout payments during the year ended December 31, 2014 of $6.2, $4.5, $2.0, and $1.2 million are related to the previously accrued Cretaprint, Metrics Sistemas de Informação, Serviços e Comércio Ltda. and Metrics Sistemas de Informação e Serviço Ltda. (collectively, “Metrics”), Technique, and GamSys contingent consideration liabilities, respectively. The portion of the Metrics and Radius earnouts representing performance targets achieved in excess of amounts assumed in the opening balance sheet as of the respective acquisition date was $3.4 million during the year ended December 31, 2014, and is reflected as cash used for operating activities in the Consolidated Statements of Cash Flows.

We paid approximately $8.8 million of indebtedness, which was assumed in the Optitex and Matan acquisitions during the year ended December 31, 2016. We paid approximately $22.5 million of indebtedness, which was assumed in the Reggiani acquisition during the year ended December 31, 2015.

Other Commitments

Our Industrial Inkjet inventories consist of materials required for our internal manufacturing operations and finished goods and sub-assemblies purchased from third party contract manufacturers. Raw materials and finished goods, print heads, frames, digital UV curable ink, ceramic digital ink, various textile printing inks, and other components are required to support our internal manufacturing operations. Label and packaging digital inkjet printers, branded textile ink, and certain sub-assemblies are purchased from third party contract manufacturers and branded third party ink manufacturers.

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

Contractual Obligations and Off-Balance Sheet Financing

The impact of contractual obligations on our liquidity and capital resources in future periods should be analyzed in conjunction with the factors that impact our cash flows from operating activities discussed previously. The following table summarizes our significant contractual obligations at December 31, 2016 and the effect that such obligations are expected to have on our liquidity and cash flows in future periods. This table excludes amounts already recorded on our balance sheet as liabilities at December 31, 2016, with the exception of acquisition-related contingent consideration liabilities, unrecognized tax benefits, and our Notes.

	Payments due by period
(in thousands)	Total	Less than 1 year	Between 1-3 years	Between 3-5 years	More than 5 years
Operating lease obligations	$71,004	$9,097	$16,088	$11,925	$33,894
Contingent consideration liabilities (1)	56,463	19,244	37,219	—	—
Purchase obligations (2)	37,452	37,452	—	—	—
Convertible senior notes (3)	352,763	2,588	350,175	—	—
Unrecognized tax benefits (4)	35,900	—	—	—	—

Total (2)	$553,582	$68,381	$403,482	$11,925	$33,894

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
(3)

Obligations related to our $345 million principal amount of our Notes, which is due in 2019. Estimated remaining interest payments for our Notes, assuming no early retirement of debt obligations, are $7.8 million through 2019.

(4)

As of December 31, 2016, our liability for unrecognized tax benefits, including interest and penalties, is reflected in our Consolidated Balance Sheet as $12.0 million of “noncurrent income taxes payable” and $23.9 million as a reduction of “deferred tax assets.” Due to the uncertainty of the timing of future payments, unrecognized tax benefits are presented in the total column on a separate line in this table. See Note 11—Income Taxes of the Notes to the Consolidated Financial Statements for additional discussion of unrecognized tax benefits.

Purchase obligations in the table above include agreements to purchase goods or services that are enforceable, noncancellable, and legally binding that specify all significant terms including fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude purchase orders for raw materials and other goods and services that are cancelable without penalty. Our purchase orders are based on current manufacturing needs and are generally fulfilled by our vendors within short time horizons. We also enter into contracts for outsourced services; however, the obligations under these contracts were not significant and the contracts generally contain clauses allowing for cancellation without significant penalty.

The expected timing of payment for the obligations listed above is estimated based on current information. Timing of payments and actual amounts paid may be different depending on when the goods or services are received or changes to agreed-upon amounts for some obligations.

Off-Balance Sheet Financing

On August 26, 2016, we entered into a lease agreement and have accounted for a lease term of 48.5 years, inclusive of two renewal options of 5.0 and 3.5 years, with the City of Manchester to lease 16.9 acres of land adjacent to the Manchester Regional Airport. The land is subleased to BTMU during the term of the lease related to the manufacturing facility that is being constructed on the site which is described below. Minimum lease payments are $13.1 million during the 48.5 year term of the land lease, excluding four months of the land lease that is financed into the manufacturing facility lease.

On August 26, 2016, we entered into a six-year lease with BTMU whereby a 225,000 square foot manufacturing and warehouse facility is under construction related to our super-wide format industrial digital inkjet printer business in the Industrial Inkjet operating segment at a projected cost of $40 million and a construction period of 18 months. Minimum lease payments during the initial term are $1.8 million. Upon completion of the initial term, we have the option to renew the lease, purchase the facility, or return the facility to BTMU subject to an 89% residual value guarantee under which we would recognize additional rent expense in the form of a variable rent payment. We have assessed our exposure in relation to the residual value guarantee and believe that there is no deficiency to the guaranteed value with respect to funds expended by BTMU as of December 31, 2016. We are treated as the owner of the facility for federal income tax purposes.

The funds pledged under the lease represent 115% of the total expenditures made by BTMU through December 31, 2016. The funds are invested in $5.1 and $1.2 of million U.S. government securities and cash equivalents, respectively, with a third party trustee and will be restricted during the construction period. Upon completion of construction, the funds will be released as cash and cash equivalents. The portion that represents 100% of the total expenditures made by BTMU will be deposited with BTMU and restricted as collateral until the end of the underlying lease period.

Item 7A: Quantitative and Qualitative Disclosures about Market Risk

The following discussion of our risk management activities includes “forward-looking statements” that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

Market Risk

We are exposed to various market risks. Market risk is the potential loss arising from adverse changes in market rates and prices, general credit, foreign currency exchange rate fluctuations, liquidity, and interest rate risks, which may be exacerbated by the tight global credit market and increase in economic uncertainty that have affected various sectors of the financial market and continue to cause credit and liquidity issues. We do not enter into derivatives or other financial instruments for trading or speculative purposes. We may enter into financial instrument contracts to manage and reduce the impact of changes in foreign currency exchange rates on earnings and cash flows. The counterparties to such contracts are major financial institutions. We hedge our operating expense exposure in Indian rupees. The notional amount of our Indian rupee cash flow hedge was $3.2 million at December 31, 2016. We hedge balance sheet remeasurement exposures using forward contracts not designated as hedging instruments with notional amounts of $158.7 million at December 31, 2016 consisting of hedges of Brazilian real, British pound sterling, Israeli shekel, Australian dollar, Japanese yen, Chinese renminbi, and Euro-denominated intercompany balances with notional amounts of $90.7 million at December 31, 2016, hedges of Brazilian real, British pound sterling, Australian dollar, Israeli shekel, and Euro-denominated trade receivables with notional amounts of $39.8 million at December 31, 2016, and hedges of British pounds sterling, Indian rupee, and Euro-denominated other net monetary assets with notional amounts of $28.2 million at December 31, 2016.

Since Europe represents a significant portion of our revenue and cash flow, SEC encourages disclosure of our European concentrations of credit risk regarding gross receivables, related reserves, and aging on a region or country basis, and the impact on liquidity with respect to estimated timing of receivable payments. Since Europe is composed of varied countries and regional economies, our European risk profile is somewhat more diversified due to the varying economic conditions among the countries. Approximately 28% of our receivables are with European customers as of December 31, 2016. Of this amount, 26% of our European receivables (7% of consolidated net receivables) are in the higher risk southern European countries (mostly Spain, Portugal, and Italy).

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

Interest Rate Risk

Hypothetical changes in the fair values of financial instruments held by us at December 31, 2016 that are sensitive to changes in interest rates are presented below. The modeling technique measures the change in fair value arising from selected potential changes in interest rates. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 100 basis points over a twelve month time horizon (in thousands):

Valuation of securities assuming an interest rate decrease of 100 basis points	No change in interest rates	Valuation of securities assuming an interest rate increase of 100 basis points
$ 322,725	$ 319,003	$ 315,263

We have no European sovereign debt investments. Our European debt investments consist of non-sovereign corporate debt securities of $28.0 million, which represents 14% of our corporate debt instruments (9% of our short-term investments) at December 31, 2016. European debt investments are with corporations domiciled in the northern and central European countries of Sweden, Netherlands, Norway, France, Switzerland, and the U.K. We do not have any short-term investments with corporations domiciled in the higher risk “southern European” countries (i.e., Italy, Spain, Greece, and Portugal) or Ireland. We believe that we do not have significant exposure with respect to our money market and corporate debt investments in Europe, although we do have some exposure due to the interdependencies among the European Union countries.

As of December 31, 2016, we have $345 million principal amount of Notes outstanding. We carry these instruments at face value less unamortized discount on our Consolidated Balance Sheets. Since these instruments bear interest at fixed rates, we have no financial statement risk associated with changes in interest rates. Although the fair value of these instruments fluctuates when interest rates change, a substantial portion of the market value of our Notes in excess of the outstanding principal amount relates to the conversion premium. Please refer to Note 6—Investments and Fair Value Measurements and Note 7—Convertible Senior Notes, Note Hedges, and Warrants of the Notes to Consolidated Financial Statements.

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

We hedge our operating expense exposure in Indian rupees. The notional amount of our Indian rupee cash flow hedge was $3.2 million at December 31, 2016. We hedge balance sheet remeasurement exposures using forward contracts not designated as hedging instruments with notional amounts of $158.7 million at December 31, 2016 consisting of hedges of Brazilian real, British pound sterling, Israeli shekel, Australian dollar, Japanese yen, Chinese renminbi, and Euro-denominated intercompany balances with notional amounts of $90.7 million at December 31, 2016, hedges of Brazilian real, British pound sterling, Australian dollar, Israeli shekel, and Euro-denominated trade receivables with notional amounts of $39.8 million at December 31, 2016, and hedges of British pounds sterling, Indian rupee, and Euro-denominated other net monetary assets with notional amounts of $28.2 million at December 31, 2016.

The impact of hypothetical changes in foreign exchanges rates on revenue and income from operations are presented below. The modeling technique measures the change in revenue and income from operations resulting from changes in selected foreign exchange rates with respect to the Euro and British pound sterling of plus or minus one percent during the year ended December 31, 2016 as follows (in thousands):

	Impact of a foreign exchange rate decrease of one percent	No change in foreign exchange rates	Impact of a foreign exchange rate increase of one percent
Revenue	$994,604	$992,065	$989,526

Income from operations	$56,870	$56,553	$56,236

Item 8: Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Electronics For Imaging, Inc.

Fremont, California

We have audited the accompanying consolidated balance sheets of Electronics For Imaging, Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015 and the related consolidated statements of operations, comprehensive income, cash flows, and stockholders’ equity for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Electronics For Imaging, Inc. and subsidiaries as of December 31, 2016 and 2015 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2017, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/S/    DELOITTE & TOUCHE LLP

San Jose, California

February 21, 2017

Electronics For Imaging, Inc.

Consolidated Balance Sheets

	December 31,
(in thousands)	2016	2015
Assets
Current assets:
Cash and cash equivalents	$164,313	$164,091
Short-term investments, available for sale	295,428	333,276
Accounts receivable, net of allowances of $23.3 and $22.0 million, respectively	220,813	193,121
Inventories	99,075	106,378
Income taxes receivable	975	473
Assets held for sale	3,781	—
Other current assets	31,881	29,675

Total current assets	816,266	827,014
Property and equipment, net	103,304	97,779
Restricted investments and cash equivalents	6,252	—
Goodwill	359,841	338,793
Intangible assets, net	122,997	135,552
Deferred tax assets	58,477	41,043
Other assets	14,359	9,970

Total assets	$1,481,496	$1,450,151

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$114,287	$113,541
Accrued and other liabilities	85,505	74,425
Deferred revenue	53,813	48,767
Income taxes payable	10,256	3,594

Total current liabilities	263,861	240,327
Convertible senior notes, net	304,484	290,734
Imputed financing obligation related to build-to-suit lease	14,152	13,480
Noncurrent contingent and other liabilities	42,786	51,101
Deferred tax liabilities	16,351	19,003
Noncurrent income taxes payable	12,030	11,312

Total liabilities	653,664	625,957

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 150,000 shares authorized; 53,038 and 51,808 shares issued, respectively	530	518
Additional paid-in capital	705,901	657,354
Treasury stock, at cost; 6,457 and 4,476 shares, respectively	(273,730)	(190,439)
Accumulated other comprehensive loss	(24,694)	(17,424)
Retained earnings	419,825	374,185

Total stockholders’ equity	827,832	824,194

Total liabilities and stockholders’ equity	$1,481,496	$1,450,151

See accompanying notes to consolidated financial statements.

Electronics For Imaging, Inc.

Consolidated Statements of Operations

	For the years ended December 31,
(in thousands, except per share amounts)	2016	2015	2014
Revenue	$992,065	$882,513	$790,427
Cost of revenue (1)	483,375	423,129	360,690

Gross profit	508,690	459,384	429,737
Operating expenses:
Research and development (1)	151,192	141,364	134,732
Sales and marketing (1)	169,042	156,339	147,383
General and administrative (1)	85,614	72,797	66,932
Amortization of identified intangibles	39,560	26,510	20,673
Restructuring and other (Note 13)	6,729	5,731	6,578

Total operating expenses	452,137	402,741	376,298

Income from operations	56,553	56,643	53,439
Interest expense	(17,716)	(17,364)	(5,859)
Interest income and other income (expense), net	545	(1,757)	(5,493)

Income before income taxes	39,382	37,522	42,087
Benefit from (provision for) income taxes	6,164	(3,982)	(8,373)

Net income	$45,546	$33,540	$33,714

Net income per basic common share	$0.97	$0.71	$0.72

Net income per diluted common share	$0.95	$0.70	$0.70

Shares used in basic per-share calculation	46,900	47,217	46,866

Shares used in diluted per-share calculation	47,797	48,150	48,406

(1) Includes stock-based compensation expense as follows:

	2016	2015	2014
Cost of revenue	$2,784	$2,837	$2,562
Research and development	8,968	9,406	8,818
Sales and marketing	7,690	7,602	7,070
General and administrative	12,384	14,226	17,611

See accompanying notes to consolidated financial statements.

Electronics For Imaging, Inc.

Consolidated Statements of Comprehensive Income

(in thousands)	For the years ended December 31,
	2016	2015	2014
Net income	$45,546	$33,540	$33,714
Net unrealized investment losses:
Unrealized holding losses, net of tax benefits of less than $0.1, $0.1, and $0.2 million for the years ended December 31, 2016, 2015, and 2014, respectively	(97)	(169)	(344)
Reclassification adjustments included in net income, net of no tax benefit for the year ended December 31, 2016 and less than $0.1 million for the years ended December 31, 2015 and 2014	—	(66)	(24)

Net unrealized investment losses	(97)	(235)	(368)
Currency translation adjustments, net of tax benefit of $0.5 million for the year ended December 31, 2016, no tax provision for the year ended December 31, 2015, and tax provision of less than $0.1 million for the year ended December 31, 2014	(7,181)	(9,872)	(5,576)
Unrealized gains (losses) on cash flow hedges	8	40	(25)

Comprehensive income	$38,276	$23,473	$27,745

See accompanying notes to consolidated financial statements.

Electronics For Imaging, Inc.

Consolidated Statements of Stockholders’ Equity

	Common stock		Additional paid-in capital	Treasury stock		Accumulated Other comprehensive income (loss)	Retained earnings	Total stockholders’ equity
(in thousands)	Shares	Amount		Shares	Amount
Balances as of December 31, 2013	47,370	$474	$474,330	(396)	$(12,897)	$(1,388)	$306,931	$767,450

Comprehensive income (loss), net of tax						(5,969)	33,714	27,745
Exercise of common stock options	490	5	7,690					7,695
Restricted stock vested	1,174	12	(12)					—
Equity component of convertible senior notes, net			63,114					63,114
Purchase of note hedges			(63,928)					(63,928)
Issuance of warrants			34,535					34,535
Stock-based compensation			36,061					36,061
Stock repurchases				(2,340)	(101,095)			(101,095)
Stock issued pursuant to ESPP	637	6	8,615					8,621
Tax benefit from employee stock plans			8,491					8,491

Balances as of December 31, 2014	49,671	$497	$568,896	(2,736)	$(113,992)	$(7,357)	$340,645	$788,689

Comprehensive income (loss), net of tax						(10,067)	33,540	23,473
Exercise of common stock options	124	1	1,901					1,902
Restricted stock vested	925	9	(9)					—
Common stock issued in connection with business acquisitions	787	8	36,559					36,567
Stock-based compensation, net of cash settlements			33,741					33,741
Non-cash settlement of vacation liabilities by issuing RSUs			1,353					1,353
Stock repurchases				(1,740)	(76,447)			(76,447)
Stock issued pursuant to ESPP	301	3	9,544					9,547
Tax benefit from employee stock plans			5,369					5,369

Balances as of December 31, 2015	51,808	$518	$657,354	(4,476)	$(190,439)	$(17,424)	$374,185	$824,194

Comprehensive income (loss), net of tax						(7,270)	45,546	38,276
Exercise of common stock options	115	1	1,344					1,345
Restricted stock vested	787	8	(8)					—
Common stock issued in connection with business acquisition	30	—	73					73
Cumulative effect adjustment upon adoption of ASU 2016-09			2,743				94	2,837
Stock-based compensation, net of cash settlements			31,726					31,726
Non-cash settlement of vacation liabilities by issuing RSUs			3,059					3,059
Stock repurchases				(1,981)	(83,291)			(83,291)
Stock issued pursuant to ESPP	298	3	9,756					9,759

Balances as of December 31, 2016	53,038	$530	$705,901	(6,457)	$(273,730)	$(24,694)	$419,825	$827,832

See accompanying notes to consolidated financial statements.

Electronics For Imaging, Inc.

Consolidated Statements of Cash Flows

	For the years ended December 31,
(in thousands)	2016	2015	2014
Cash flows from operating activities:
Net income	$45,546	$33,540	$33,714
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	55,081	40,124	31,099
Deferred taxes	(10,955)	(7,384)	(5,836)
Tax benefit from employee stock plans	—	5,369	8,491
Provision for bad debts and sales-related allowances	10,678	7,536	7,408
Provision for inventory obsolescence	5,187	5,193	6,300
Stock-based compensation, net of cash settlements	31,726	33,741	36,061
Contingent consideration payments related to businesses acquired	—	—	(3,428)
Non-cash accretion of interest expense on convertible notes and imputed financing obligation	13,489	12,957	4,433
Other non-cash charges and credits	5,443	3,842	(3,608)
Changes in operating assets and liabilities, net of effect of acquired companies:
Accounts receivable	(31,221)	(34,355)	(27,143)
Inventories	4,306	(6,759)	(11,868)
Other current assets	(6,499)	(14,863)	13,409
Accounts payable and accrued liabilities	652	(6,371)	8,729
Income taxes receivable and payable, net	(2,429)	(4,213)	(5,631)

Net cash provided by operating activities	121,004	68,357	92,130

Cash flows from investing activities:
Purchases of short-term investments	(216,349)	(328,911)	(281,962)
Proceeds from sales and maturities of short-term investments	252,856	311,508	139,185
Purchases of restricted investments and cash equivalents	(6,252)	—	—
Purchases, net of proceeds from sales, of property and equipment	(22,373)	(18,449)	(15,900)
Businesses and technology purchased, net of cash acquired	(19,932)	(74,766)	(21,980)

Net cash used for investing activities	(12,050)	(110,618)	(180,657)

Cash flows from financing activities:
Proceeds from issuance of convertible notes, net of debt issuance costs paid	(3)	(58)	336,365
Purchase of convertible note hedges	—	—	(63,928)
Proceeds from issuance of warrants	—	—	34,535
Proceeds from issuance of common stock	11,100	11,450	16,317
Purchases of treasury stock and net share settlements	(83,292)	(76,447)	(101,095)
Repayment of debt assumed through business acquisitions	(8,800)	(22,534)	(564)
Contingent consideration payments related to businesses acquired	(28,111)	(4,093)	(10,594)

Net cash provided by (used for) financing activities	(109,106)	(91,682)	211,036

Effect of foreign exchange rate changes on cash and cash equivalents	374	(99)	(1,460)

Increase (decrease) in cash and cash equivalents	222	(134,042)	121,049
Cash and cash equivalents at beginning of year	164,091	298,133	177,084

Cash and cash equivalents at end of year	$164,313	$164,091	$298,133

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

Our products include industrial super-wide and wide format display graphics, textile, label and packaging, and ceramic tile decoration industrial digital inkjet printers that utilize our digital ink, industrial digital inkjet printer parts, and professional services; print production workflow, web-to-print, cross-media marketing, and business process automation solutions; and color printing DFEs creating an on-demand digital printing ecosystem. Our ink includes digital UV curable, LED curable, ceramic, water-based, and thermoforming ink, as well as a variety of textile ink including dye sublimation, pigmented, reactive dye, acid dye, pure disperse dye, and water-based dispersed printing ink. Our award-winning business process automation solutions are integrated from creation to print and are vertically integrated with our industrial digital inkjet printers and products produced by the leading production digital color page printer manufacturers that are driven by our Fiery DFEs.

Our product portfolio includes industrial super-wide and wide format digital inkjet products (“Industrial Inkjet”) including VUTEk and Matan display graphics super-wide and wide format, Reggiani textile, Jetrion label and packaging, and Cretaprint ceramic tile decoration and construction material industrial digital inkjet printers and ink; print production workflow, web-to-print, cross-media marketing, Optitex textile 2D and 3D CAD applications, and business process automation software (“Productivity Software”), which provides corporate printing, label and packaging, publishing, and mailing and fulfillment solutions for the printing and packaging industry; and Fiery DFEs (“Fiery”). Our integrated solutions and award-winning technologies are designed to automate print and business processes, streamline workflow, provide profitable value-added services, and produce accurate digital output.

Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of EFI and our subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements requires estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, comprehensive income, cash flows, and related disclosure of contingent assets and liabilities. We evaluate our estimates, including those related to revenue recognition, bad debts, inventory valuation and purchase commitment reserves, warranty obligations, litigation expenses, restructuring activities, fair value of financial instruments, stock-based compensation, income taxes, valuation of goodwill and intangible assets, business combinations, build-to-suit lease accounting, functional currency determination, and contingencies on an ongoing basis. Estimates are based on historical and current experience, the impact of the current economic environment, and various other assumptions believed to be reasonable under the circumstances at the time of the estimate, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Cash, Cash Equivalents, and Short-term Investments

We invest our excess cash on deposit with major banks in money market, U.S. Treasury and government-sponsored entity, corporate, municipal government, asset-backed, and mortgage-backed residential securities. By policy, we invest primarily in high-grade marketable securities. We are exposed to credit risk in the event of default by the financial institutions or issuers of these investments to the extent of amounts recorded in our Consolidated Balance Sheets.

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

Based on this analysis, there were no other-than-temporary impairments, including credit-related impairments, during the years ended December 31, 2016, 2015, and 2014. We have determined that gross unrealized losses on short-term investments at December 31, 2016 and 2015 are temporary in nature because each investment meets our investment policy and credit quality requirements. We have the ability and intent to hold these investments until they recover their unrealized losses, which may not be until maturity. Evidence that we will recover our investments outweighs evidence to the contrary.

We classify our investments as current or noncurrent based on the nature of the investments and their availability for use in current operations.

Restricted Investments and Cash Equivalents

As explained further in Note 8—Commitments and Contingencies, we have restricted investments and cash equivalents of $6.3 million as of December 31, 2016 related to a lease entered into with Bank of Tokyo—Mitsubishi UFJ Leasing & Financing LLC (“BTMU”) related to the construction of manufacturing and warehouse facilities in Manchester, New Hampshire, in our Industrial Inkjet operating segment.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

The funds pledged under the lease represent 115% of the total expenditures made by BTMU through December 31, 2016. The funds are invested in $5.1 and $1.2 million of U.S. government securities and cash equivalents, respectively, with a third party trustee and are restricted during the construction period. Upon completion of construction, the funds will be released as cash and cash equivalents. The portion of released funds representing 100% of the total expenditures made by BTMU will be deposited with BTMU and restricted as collateral until the end of the underlying lease period.

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

Delivery of hardware generally is complete when title and risk of loss is transferred at point of shipment from manufacturing facilities, or when the product is delivered to the customer’s local common carrier. We also sell products and services using sales arrangements with terms resulting in different timing for revenue recognition as follows:

•

if the title and/or risk of loss is transferred at a location other than our manufacturing facility, revenue is recognized when title and risk of loss transfers to the customer, per the terms of the agreement;

•	if title is retained until payment is received, revenue is recognized when title is passed upon receipt of payment;

•	if the sales arrangement is classified as an operating lease, revenue is recognized ratably over the lease term;

•	if the sales arrangement is classified as a sales-type lease, revenue is recognized upon shipment;

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

•

if the sales arrangement is a fixed price for performance extending over a long period and our right to receive future payment depends on our future performance in accordance with these agreements, revenue is recognized under the percentage of completion method.

We assess whether the fee is fixed or determinable based on the terms of the contract or purchase order. We assess collectibility based on a number of factors, including past transaction history with the customer, the creditworthiness of the customer, customer concentrations, current economic trends and macroeconomic conditions, changes in customer payment terms, the length of time receivables are past due, and significant one-time events. We may not request collateral from our customers, although down payments or letters of credit are generally required from Industrial Inkjet and Productivity Software customers to ensure payment. If we determine that collection of a fee is not reasonably assured, we defer the fee and recognize revenue when collection becomes reasonably assured, which is generally upon receipt of cash.

We license our software primarily under perpetual licenses. Software revenue consists of licensing, post-contract customer support, and professional consulting. We apply the provisions of ASC 985-605, Software—Revenue Recognition, and if applicable, SAB 104, and ASC 605-25, to all transactions involving the sale of software products and hardware transactions where the software is not incidental.

We enter into contracts to sell our products and services. While the majority of our sales agreements contain standard terms and conditions, there are agreements containing multiple elements or non-standard terms and conditions. As a result, significant contract interpretation is sometimes required to determine the appropriate accounting, including whether the deliverables specified in a multiple element arrangement should be treated as separate units of accounting for revenue recognition purposes, and, if so, how the price should be allocated among the elements and when to recognize revenue for each element. We recognize revenue for delivered elements only when the delivered elements have stand-alone value, uncertainties regarding customer acceptance are resolved, and there are no customer-negotiated refund or return rights for the delivered elements. If the arrangement includes a customer-negotiated refund or right of return relative to the delivered item and the delivery and performance of the undelivered item is considered probable and substantially in our control, the delivered element constitutes a separate unit of accounting. We limit revenue recognition for delivered elements to the amount that is not contingent on the future delivery of products or services, future performance obligations, or subject to customer-specified return or refund privileges. Changes in the allocation of the sales price between elements may impact the timing of revenue recognition, but will not change the total revenue recognized on the contract.

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

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Deferred Revenue and Related Deferred Costs

Deferred revenue represents amounts received in advance for product support contracts, software customer support contracts, consulting and integration projects, or product sales. Product support contracts include stand-alone product support packages, routine maintenance service contracts, and upgrades or extensions to standard product warranties. We defer these amounts when we invoice the customer and then generally recognize revenue either ratably over the support contract life, upon performing the related services, under the percentage of completion method, or in accordance with our revenue recognition policy. Deferred cost of revenue related to unrecognized revenue on shipments to customers was $3.4 and $8.7 million as of December 31, 2016 and 2015, respectively, and is included in other current assets in our Consolidated Balance Sheets.

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

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Financing Receivables

ASC 310, Receivables, requires disclosures regarding the credit quality of our financing receivables and allowance for credit losses including disclosure of credit quality indicators, past due information, and modifications of our financing receivables. Our financing receivables were $31.0 and $14.8 million consisting of $17.8 and $10.2 million of sales-type lease receivables, included within other current assets and other assets, and $13.2 and $4.6 million of trade receivables having a contractual maturity in excess of one year at December 31, 2016 and 2015, respectively. The trade receivables of $13.2 and $4.6 million having an original total contractual maturity in excess of one year at December 31, 2016 and 2015, include $7.1 and $3.2 million, respectively, which are scheduled to be received in less than one year. The credit quality of financing receivables is evaluated on the same basis as trade receivables. We do not have material past due financing receivables.

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

Our Fiery products, which constitute approximately 28% of revenue for the year ended December 31, 2016, are primarily sold to a limited number of leading printer manufacturers. Although end customer and reseller channel preference for Fiery products drives demand, most Fiery revenue relies on these significant printer manufacturer / distributors to integrate Fiery technology into the design and development of their print engines. We expect that we will continue to depend on a relatively small number of leading printer manufacturers for a significant portion of our revenue, although their significance is expected to decline in future periods as our revenue increases from Industrial Inkjet and Productivity Software products. We generally have experienced longer accounts receivable collection cycles in our Industrial Inkjet and Productivity Software operating segments compared to our Fiery operating segment as, historically, the leading printer manufacturers have paid on a more timely basis. Down payments are generally required from Industrial Inkjet and Productivity Software customers as a means to ensure payment.

Since Europe is composed of varied countries and regional economies, our European risk profile is somewhat more diversified due to the varying economic conditions among the countries. Approximately 28% of our receivables are with European customers as of December 31, 2016. Of this amount, 26% of our European receivables (7% of consolidated net receivables) are in the higher risk southern European countries (mostly Spain, Portugal, and Italy).

We rely on a limited number of suppliers for certain key components, including textile ink, and a few key contract manufacturers for our Fiery DFEs, label and packaging digital inkjet printers, and certain Industrial

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Inkjet subassemblies. Any disruption or termination of these arrangements could materially adversely affect our operating results.

Many of our current Fiery and Productivity Software products include software that we license from Adobe. To obtain licenses from Adobe, Adobe requires that we obtain quality assurance approvals from them for our products that use Adobe software.

Accounts Receivable Sales Arrangements

We have facilities in Spain and Italy that enable us to sell to third parties, on an ongoing basis, certain trade receivables without recourse. Trade receivables sold without recourse are generally short-term receivables with payment due dates of less than one year, which are secured by international letters of credit. Trade receivables sold under these facilities were $3.5 and $3.7 million during the years ended December 31, 2016 and 2015, respectively, which approximates the cash received.

We have facilities in the U.S. and Italy that enable us to sell to third parties, on an ongoing basis, certain trade receivables with recourse. The trade receivables sold with recourse are generally short-term receivables with payment due dates of less than 10 days after year end, which are subject to a servicing obligation. Trade receivables sold under these facilities were $19.8 and $23.2 million during the years ended December 31, 2016 and 2015, respectively, which approximates the cash received.

In accordance with ASC 860-20, Transfers and Servicing, trade receivables are derecognized from our Consolidated Balance Sheet when sold to third parties upon determining that such receivables are presumptively beyond the reach of creditors in a bankruptcy proceeding. The recourse obligation is measured using market data from similar transactions and the servicing liability is determined based on the fair value that a third party would charge to service these receivables. These liabilities were determined to not be material at December 31, 2016 and 2015.

We report collections from the sale of trade receivables to third parties as operating cash flows in the Consolidated Statements of Cash Flows.

Inventories

Inventories are generally stated at standard cost, which approximates the lower of actual cost, using the first-in, first-out cost flow assumption, or market. We periodically review our inventories for potential excess or obsolete items and write down specific items to net realizable value as appropriate. Work-in-process inventories consist of our product at various levels of assembly and include materials, labor, and manufacturing overhead. Finished goods inventory represents completed products awaiting shipment.

We estimate potential future inventory obsolescence and purchase commitments to evaluate the need for inventory reserves. Current economic trends, changes in customer demand, product design changes, product life, demand, and the acceptance of our products are analyzed to evaluate the adequacy of such reserves.

Property and Equipment, Net

Property and equipment is recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows: desktop and laptop computers (two years), computer server equipment (three years), software under perpetual licenses (three to five years), manufacturing equipment (seven years), testing and other equipment (three years), tooling (lesser of three years or the product life), research and

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

development equipment with alternative future uses (three years), equipment leased to customers on operating leases (greater of three years or the lease term), furniture (five years), land improvements such as parking lots or sidewalks (seven years), leasehold improvements (the lease term), building improvements (five to ten years), building and improvements under a build-to-suit lease (forty years), and purchased buildings (forty years). When assets are disposed, the asset and accumulated depreciation are removed from our records and the related gain or loss is recognized in our results of operations.

Depreciation expense was $14.1, $12.2, and $9.9 million for the years ended December 31, 2016, 2015, and 2014, respectively. Repairs and maintenance expenditures are expensed as incurred, unless they are considered to be improvements and extend the useful life of the property and equipment.

Internal Use Software

In accordance with ASC 350-40, Intangibles—Goodwill and Other—Internal-Use Software, software development costs, including costs incurred to purchase third party software, are capitalized during the application development stage when certain factors are present including, among others, that technology exists to achieve the performance requirements, management has committed to funding the project, and conceptual formulation, design, and testing of possible software alternatives (preliminary project phase) have all been completed. Costs incurred during the preliminary project phase, post-implementation /operational phase, process re-engineering, training, and maintenance must be expensed as incurred. The accumulation of software costs to be capitalized ceases when the software is substantially developed and is ready for its intended use. Capitalized internal use software is amortized over an estimated useful life of three to five years using the straight-line method.

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

According to the provisions of ASC 350-20-35, a two-step impairment test of goodwill is required, unless the simplified method is elected. In the first step, the fair value of each reporting unit is compared to its carrying value. If the fair value exceeds carrying value, goodwill is not impaired and further testing is not required. If the carrying value exceeds fair value, then the second step of the impairment test is required to determine the implied fair value of the reporting unit’s goodwill. The implied fair value of goodwill is calculated by deducting the fair value of all tangible and intangible net assets of the reporting unit, excluding goodwill, from the fair value of the reporting unit as determined in the first step. If the carrying value of the reporting unit’s goodwill exceeds its implied fair value, then an impairment loss must be recorded equal to the difference. We have not been required to perform this second step of the process because the fair value of our reporting units have exceeded their carrying value as of December 31, 2016, 2015, and 2014.

Long-lived Assets, including Intangible Assets

Purchased intangible assets are amortized on a straight-line basis over their economic lives of two to six years for developed technology, three to nine years for customer contracts/relationships, four to five years for covenants

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

not to compete, and three to sixteen years for trademarks and trade names as we believe this method most closely reflects the pattern in which the economic benefits of the assets will be consumed. The useful life of certain developed technology was reduced during 2016 based on a re-assessment of the useful life of the technology with a $1.6 million impact on amortization expense. No changes have been made to the useful lives of amortizable identifiable intangible assets in 2015 or 2014. Intangible amortization expense was $39.6, $26.5, and $20.7 million for the years ended December 31, 2016, 2015, or 2014, respectively.

We review the carrying values of long-lived assets whenever events and circumstances, such as reductions in demand, lower projections of profitability, significant changes in the manner of our use of acquired assets, or significant negative industry or economic trends, indicate that the net book value of an asset may not be recovered through expected future cash flows from its use and eventual disposition. If this review indicates that an impairment has occurred, the impaired asset is written down to its fair value, which is typically calculated using quoted market prices and/or expected future cash flows. Our estimates regarding future anticipated net revenue and cash flows, the remaining economic life of the products and technologies, or both, may differ from those used to assess the recoverability of assets. In that event, impairment charges or shortened useful lives of certain long-lived assets may be required, resulting in charges to our Consolidated Statements of Operations when such determinations are made. No asset impairment charges were recognized during the years ended December 31, 2016, 2015, or 2014.

Warranty Reserves

Our Industrial Inkjet printers are generally accompanied by a 12-month limited warranty, which covers both parts and labor. Our Fiery DFE limited warranty is 12 to 15 months. Estimated future hardware and software warranty costs are recorded as a cost of product revenue when the related revenue is recognized based on historical and projected warranty claim rates, historical and projected cost-per-claim, and knowledge of specific product failures that are outside our typical experience. Factors that affect our warranty liability include the number of installed units subject to warranty protection, product failure rates, estimated material costs, estimated distribution costs, and estimated labor costs.

Warranty reserves were $10.3 and $9.6 million as of December 31, 2016 and 2015, respectively.

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

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

termination, or the cease use date. Relocation costs are incurred when the related relocation services are performed. Costs related to contracts without future benefit are incurred at the earlier of the cease use date or the contract cancellation date.

Research and Development

Research and development costs were $151.2, $141.4, and $134.7 million for the years ended December 31, 2016, 2015, and 2014, respectively. We expense research and development costs associated with new software products as incurred until technological feasibility is established. Research and development costs include salaries and benefits of employees performing research and development activities, supplies, and other expenses incurred from research and development efforts. To date, we have not capitalized research and development costs associated with software development as products and enhancements have generally reached technological feasibility, as defined by U.S. GAAP, and have been released for sale at substantially the same time. We have capitalized research and development equipment that has been acquired or constructed for research and development activities and has alternative future uses (in research and development projects or otherwise). Such research and development equipment is depreciated on a straight-line basis with a three year useful life.

Advertising

Advertising costs are expensed as incurred. Total advertising and promotional expenses were $4.6, $4.3, and $4.3 million for the years ended December 31, 2016, 2015, and 2014, respectively.

Income Taxes

We account for income taxes in accordance with the provisions of ASC 740, which requires that deferred tax assets and liabilities be determined based on the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. We estimate our actual current tax expense including permanent charges and benefits and the temporary differences resulting from differing treatment of items for tax and financial accounting purposes such as deferred revenue. These differences result in deferred tax assets and liabilities, which are included in our Consolidated Balance Sheets.

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

In assessing the need for a valuation allowance, we considered all available evidence, including recent operating results, projections of future taxable income, our ability to utilize loss and credit carryforwards, and the feasibility of tax planning strategies. Other than a valuation allowance related to realization of existing California, Luxembourg, Israel, Netherlands, and Turkey deferred tax assets, we have determined that it is more likely than not that we will realize the benefit related to all other deferred tax assets. To the extent we increase a valuation allowance, we include an expense in the Consolidated Statement of Operations in the period in which such determination is made.

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

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Our acquisitions are accounted for as purchase business combinations using the acquisition method of accounting in accordance with ASC 805. Key provisions of the acquisition method of accounting include the following:

•	one hundred percent of assets and liabilities of the acquired business, including goodwill, are recorded at fair value, regardless of the percentage of the business acquired;

•	contingent assets and liabilities are recognized at fair value at the acquisition date;

•	contingent consideration is recognized at fair value at the acquisition date with changes in fair value recognized in earnings as assumptions are updated or upon settlement;

•	IPR&D is recognized at fair value at the acquisition date subject to amortization after product launch or otherwise assessed for impairment;

•	acquisition-related transaction and restructuring costs are expensed as incurred;

•	reversals of valuation allowances related to acquired deferred tax assets and liabilities and changes to acquired income tax uncertainties are recognized in earnings;

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

Stock-Based Compensation

We account for stock-based compensation in accordance with ASC 718, which requires stock-based compensation expense to be recognized based on the fair value of such awards on the date of grant. We amortize stock-based compensation expense on a graded vesting basis over the vesting period after assessing the probability of achieving the requisite performance criteria with respect to performance-based awards. Stock-based compensation expense is recognized over the requisite service period for each separately vesting tranche as though the award were, in substance, multiple awards.

Forfeitures have been estimated at the grant date and revised on a cumulative basis, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We used historical data and future expectations of employee turnover to estimate forfeitures. Upon adoption of ASU 2016-09, Stock Compensation—Improvements to Employee Share Based Payment Accounting, in 2016, we elected to account for forfeitures when they occur instead of estimating the expected forfeiture rate.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Foreign Currency Translation

In preparing our consolidated financial statements, for subsidiaries that operate in a U.S. dollar functional currency environment, we remeasure balance sheet monetary items into U.S. dollars. Foreign currency assets and liabilities are remeasured from the transaction currency into the functional currency at current exchange rates, except for non-monetary assets, liabilities, and capital accounts, which are remeasured at historical exchange rates. Revenue and expenses are remeasured at monthly exchange rates, which approximate average exchange rates in effect during each period. Gains or losses from foreign currency remeasurement are included in interest income and other income (expense), net. Net gains or losses resulting from foreign currency transactions, including hedging gains and losses, are reported in interest income and other income (expense), net, and were losses of $3.8, $4.2, and $6.8 million for the years ended December 31, 2016, 2015, and 2014, respectively.

For subsidiaries that operate in a local functional currency environment, all assets and liabilities are translated into U.S. dollars using current exchange rates, while revenue and expenses are translated using monthly exchange rates, which approximate the average exchange rates in effect during each period. Resulting translation adjustments are reported as a separate component of OCI, adjusted for deferred income taxes. The cumulative translation adjustment balance, net of tax, at December 31, 2016 and 2015 was unrealized losses of $24.2 and $17.0 million, respectively.

Based on our assessment of the salient economic indicators discussed in ASC 830-10-55-5, Foreign Currency Matters, we consider the U.S. dollar to be the functional currency for each of our international subsidiaries except for our Brazilian subsidiary, Metrics, for which we consider the Brazilian real to be the subsidiary’s functional currency; our German subsidiaries, EFI GmbH and Alphagraph, for which we consider the Euro to be the subsidiaries’ functional currency; our Italian subsidiary, Reggiani, for which we consider the Euro to be the functional currency; our Spanish subsidiary, Cretaprint, for which we consider the Euro to be the subsidiary’s functional currency; our U.K. subsidiaries, Electronics For Imaging United Kingdom Limited, Shuttleworth, and Rialco, for which we consider the British pound sterling to be the subsidiaries’ functional currency; our Israeli subsidiary, Matan, for which we consider the shekel to be the functional currency; our Japanese subsidiary, Electronics For Imaging Japan KK, for which we consider the Japanese yen to be the subsidiary’s functional currency; our New Zealand subsidiary contains the Prism Group Holdings Limited (“Prism”) operations in New Zealand for which we consider the New Zealand dollar to be the functional currency; our Australian subsidiary contains the Prism, OPS, and Metrix operations in Australia for which we consider the Australian dollar to be the functional currency; and our subsidiary in the People’s Republic of China, which contains the operations of our Cretaprint sales and support center and our Industrial Inkjet demonstration center for which we consider the renminbi to be the functional currency. Optitex generates revenue and incurs operating expenses primarily in local currencies. Upon consideration of the salient economic indicators, we consider the local currency in each of Optitex’s primary locations (shekel, rupee, Euro, and U.S. dollar) to be the functional currencies for Optitex.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Net Income per Common Share

Net income per basic common share is computed using the weighted average number of common shares outstanding during the period. Net income per diluted common share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the period. Potential common shares result from the assumed exercise of outstanding common stock options having a dilutive effect using the treasury stock method, non-vested shares of restricted stock having a dilutive effect, non-vested restricted stock for which the performance criteria have been met, shares to be purchased under our ESPP having a dilutive effect, the assumed issuance at the beginning of 2016 of shares potentially issued from escrow related to the acquisition of CTI, the assumed issuance at the beginning of 2016 of shares issued from escrow during 2016 related to the acquisition of Reggiani, the assumed conversion of our Notes having a dilutive effect using the treasury stock method, as well as the dilutive effect of our warrants when the stock price exceeds the conversion price of the Notes. Any potential shares that are anti-dilutive as defined in ASC 260, Earnings Per Share, are excluded from the effect of dilutive securities.

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

Balance Sheet Hedges

We utilize foreign currency exchange forward and option contracts to hedge against the short-term impact of foreign currency exchange rate fluctuations related to certain foreign-currency-denominated monetary assets and liabilities, primarily consisting of Brazilian real, British pound sterling, Israeli shekel, Australian dollar, Japanese yen, Chinese renminbi, and Euro-denominated intercompany balances; Brazilian real, British pound sterling, Australian dollar, Israeli shekel, and Euro-denominated trade receivables; and British pound sterling, Indian rupee, and Euro-denominated other net monetary assets. These derivative instruments are not designated for hedge accounting treatment since there is a natural offset for the remeasurement of the underlying foreign currency denominated asset or liability. We recognize changes in the fair value of non-designated derivative instruments in earnings in the period of change. Gains and losses on foreign currency forward contracts used to hedge balance sheet exposures are recognized in interest income and other income (expense), net, in the same period as the remeasurement gain or loss of the related foreign currency denominated assets and liabilities.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Recent Accounting Pronouncements

Debt Issuance Costs. In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which is effective in the first quarter of 2016. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt, which is consistent with the presentation of debt discounts and premiums. Retrospective application is required, which resulted in the reclassification of $5.8 million of debt issuance costs from other current assets and other assets to a direct reduction of our 7.5% Convertible Senior Notes, net, due 2019 (“Notes”) in our Consolidated Balance Sheet as of December 31, 2015.

Inventory Valuation. In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory, which is effective in the first quarter of 2017. ASU 2015-11 requires that inventory be valued at the lower of cost or net realizable value, which is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. We currently value inventory at the lower of cost or net realizable value less a reasonable profit margin as allowed by the current inventory valuation guidance. The adoption of ASU 2015-11 is expected to increase our inventory valuation in 2017.

Measurement Period Adjustments. In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement Period Adjustments. The acquirer of a business is required to retrospectively adjust provisional amounts recognized at the acquisition date with a corresponding adjustment to goodwill. Those adjustments are required when new information is obtained about facts and circumstances that existed as of the acquisition date and, if known, would have affected the measurement of the amounts initially recognized or would have resulted in the recognition of additional assets or liabilities. Under current guidance, the acquirer also must revise comparative prior period information, including depreciation, amortization, or other income affects as a result of changes made to provisional amounts. To simplify the accounting for measurement period adjustments, ASU 2015-16 eliminates the requirement to retrospectively account for those adjustments. The impact on our financial statements will be determined in the future if measurement period adjustments are identified.

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

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

We have not quantified the impact, but we expect our consolidated financial position and results of operations to be materially effected.

Principal vs Agent. In March 2016, the FASB issued ASU 2016-08, Principal vs. Agent Considerations (Reporting Revenue Gross vs Net), streamlining and clarifying the criteria for identifying whether an entity is satisfying a performance obligation as the principal or agent in the transaction. The entity that is responsible for fulfilling the contractual obligations related to the good or service is acting as the principal and recognizes the gross amount of consideration. The entity that is responsible only for arranging delivery to the customer is acting as the agent and recognizes revenue in the amount of the fee or commission related to arranging for the delivery of the good or service.

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

Stock-based Compensation. In March 2016, the FASB issued ASU 2016-09, which is effective in the first quarter of 2017 with early adoption permitted. We elected to early adopt this standard in the second quarter of 2016, which required retroactive application of this standard as of the first quarter in 2016 resulting in the following:

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

•

The requirement to reclassify gross excess tax benefits related to stock-based compensation from operating to financing activities in the statement of cash flows is eliminated. The reclassification of $0.2 million in the first quarter of 2016 has been reversed upon adoption. We applied this guidance retrospectively to all prior periods to maintain the comparability of presentation between periods, which resulted in a $3.3 million increase in cash flows provided by operating activities during the year ended December 31, 2015, and a corresponding decrease in cash flows provided by financing activities.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Financial Instruments. In June 2016, the FABS issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, amending current guidance regarding other-than-temporary impairment of available-for-sale debt securities. The new guidance requires an estimate of the expected credit loss when fair value is below the amortized cost of the asset without regard for the length of time that the fair value has been below the amortized cost or the historical or implied volatility of the asset. Credit losses on available-for-sale debt securities will be limited to the difference between the security’s amortized cost basis and its fair value. The use of an allowance to record estimated credit losses (and subsequent recoveries) will also be required under the new guidance.

ASU 2016-13 will be effective in the first quarter of 2020. We are evaluating its impact on the carrying value of our available-for-sale securities and results of operations.

Settlement of Convertible Debt. In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments, requiring that cash settlements of principal amounts of debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the debt must classify the portion of the principal payment attributable to the accreted interest related to the debt discount as cash outflows from operating activities. This is consistent with the classification of the coupon interest payments.

ASU 2016-15 will be effective in the first quarter of 2018. Accordingly, $63.6 million debt discount attributable to the difference between the 0.75% coupon interest rate on our Notes and the 4.98% (5.46% inclusive of debt issuance costs) effective interest rate will be classified as an operating cash outflow in the Consolidated Statement of Cash Flows upon cash settlement in 2019.

Restricted Cash. In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows: Restricted Cash, requiring that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.

ASU 2016-18 will be effective in the first quarter of 2018. We are evaluating its impact on our statement of cash flows.

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

ASU 2014-09 will be effective in the first quarter of 2018. Two adoption methods are allowed under ASU 2014-09. Under the full retrospective method, the revised guidance is applied to all contracts in all reporting periods presented in the financial statements, subject to certain allowable exceptions. Retained earnings is adjusted for the cumulative effect of the change as of January 1, 2016. Under the modified retrospective method, the revised guidance is applied to all contracts existing as of January 1, 2018, with an adjustment to beginning retained earnings for the cumulative effect of the change and providing additional disclosures comparing results to previous guidance. We continue to evaluate the available adoption methods.

Upon initial evaluation, we believe the key changes in the guidance that impact our revenue recognition relate to the allocation of contract revenues between various services and software licenses, and the timing of when those revenues are recognized. The requirement to defer incremental contract acquisition costs and recognize them over the contract period or expected customer life will result in the recognition of a deferred charge on our balance sheet. We are currently assessing the impact of these requirements on our consolidated financial statements upon adoption.

Supplemental Disclosure of Cash Flow Information

	For the years ended December 31,
(in thousands)	2016	2015	2014
Net cash paid for income taxes	$6,812	$8,512	$6,157

Cash paid for interest expense	$2,975	$2,945	$128

Acquisitions of businesses and technology:
Cash paid for businesses and technology purchased, excluding contingent consideration	$21,560	$82,446	$23,888
Cash acquired in business acquisitions	(1,628)	(7,680)	(1,908)

Net cash paid for business acquisitions	$19,932	$74,766	$21,980

Common stock issued in connection with business acquisitions	$73	$36,567	$—

Non-cash investing and financing activities:
Non-cash settlement of vacation liabilities by issuing RSUs	3,059	$1,353	$—
Property and equipment received, but not paid	1,257	1,684	2,275

	$4,316	$3,037	$2,275

Note 2: Earnings Per Share

Net income per basic common share is computed using the weighted average number of common shares outstanding during the period. Net income per diluted common share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the period. Potential

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

common shares result from the assumed exercise of outstanding common stock options having a dilutive effect using the treasury stock method, non-vested shares of restricted stock having a dilutive effect, non-vested restricted stock for which the performance criteria have been met, shares to be purchased under our ESPP having a dilutive effect, the assumed issuance at the beginning of 2016 of shares potentially issued from escrow related to the acquisition of CTI, the assumed issuance at the beginning of 2016 of shares issued from escrow during 2016 related to the acquisition of Reggiani, the assumed conversion of our Notes having a dilutive effect using the treasury stock method, as well as the dilutive effect of our warrants when the stock price exceeds the conversion price of the Notes. Any potential shares that are anti-dilutive as defined in ASC 260 are excluded from the effect of dilutive securities.

Performance-based and market-based restricted stock and stock options that would be issuable if the end of the reporting period were the end of the vesting period, if the result would be dilutive, are assumed to be outstanding for purposes of determining net income per diluted common share as of the later of the beginning of the period or the grant date in accordance with ASC 260-10-45-48. Accordingly, performance-based RSUs, which vested on various dates during the years ended December 31, 2016, 2015, and 2014 based on achievement of specified performance criteria related to revenue, cash flows from operating activities, and non-GAAP operating income targets; market-based RSUs, which vested during the year ended December 31, 2015 based on achievement of specified stock prices for defined periods; and performance-based stock options, which vested during the year ended December 31, 2016 are included in the determination of net income per diluted common share as of the beginning of each respective year.

Basic and diluted earnings per share for the years ended December 31, 2016, 2015, and 2014 are reconciled as follows (in thousands, except for per share amounts):

	2016	2015	2014
Basic net income per share:
Net income available to common shareholders	$45,546	$33,540	$33,714

Weighted average common shares outstanding	46,900	47,217	46,866
Basic net income per share	$0.97	$0.71	$0.72

Dilutive net income per share:
Net income available to common shareholders	$45,546	$33,540	$33,714

Weighted average common shares outstanding	46,900	47,217	46,866
Dilutive stock options, restricted stock, and ESPP purchase rights	897	933	1,540

Weighted average common shares outstanding for purposes of computing diluted net income per share	47,797	48,150	48,406

Dilutive net income per share	$0.95	$0.70	$0.70

Potential shares of common stock that are not included in the determination of diluted net income per share because they are anti-dilutive for the periods presented consist of ESPP purchase rights having an anti-dilutive effect of less than 0.1 million shares for the years ended December 31, 2016, 2015 and 2014 and the assumed vesting of RSUs having an anti-dilutive effect of less than 0.1 million shares for the year ended December 31, 2016.

The weighted-average number of common shares outstanding does not include the effect of the potential common shares from conversion of our Notes and exercise of our Warrants, which were issued in September 2014. The effects of these potentially outstanding shares were not included in the calculation of diluted net

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Note 3: Business Acquisitions

We acquired Optitex Ltd. (“Optitex”) and Rialco Limited (“Rialco”) during 2016, which have been included in our Productivity Software and Industrial Inkjet operating segments, respectively. Post-acquisition revenue was $19.8 million in 2016 related to these two acquisitions. We acquired Reggiani and Matan during 2015, which has been included in our Industrial Inkjet operating segment, and two business process automation businesses, which have been included in our Productivity Software operating segment. Post-acquisition revenue was $88.4 million in 2015 related to these four acquisitions. We acquired four business process automation businesses during 2014, which have been included in our Productivity Software operating segment. Acquisition-related transaction costs were $2.2, $5.5, and $1.5 million during the years ended December 31, 2016, 2015, and 2014, respectively.

These acquisitions were accounted for as purchase business combinations. We allocated the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their estimated fair value on their respective acquisition dates. Excess purchase consideration was recorded as goodwill. Factors contributing to a purchase price that results in goodwill include, but are not limited to, the retention of research and development personnel with skills to develop future technology, manufacturing capacity in the Industrial Inkjet operating segment, support personnel to provide maintenance services related to the products, a trained sales force capable of selling current and future products, the opportunity to cross-sell products of the acquired businesses to existing customers, the positive reputation of each of these businesses in the market, the opportunity to sell our Productivity Software Suite to customers of the acquired businesses, the opportunity to expand our presence in the digital inkjet textile printing market through the acquisition of the Reggiani digital inkjet textile printer business, and the synergy of Optitex technology with Reggiani digital inkjet textile printers. Rialco’s technical and commercial capabilities benefit the Industrial Inkjet operating segment in the sourcing, specification, and purification of high quality dyes and expand our research, development, and innovation base to develop ink for the signage, ceramic, and packaging markets.

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

The purchase price allocations for the 2016 purchase business combinations are preliminary and subject to change within the respective measurement periods as valuations are finalized. We expect to continue to obtain information to assist us in finalizing the fair value of the net assets acquired during the respective measurement periods, which end at various dates in 2017. Measurement period adjustments will be recognized in the reporting period in which the adjustment amounts are determined.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

2016 Acquisitions

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

The fair value of the earnout related to the Rialco acquisition is estimated to be $2.3 million at December 31, 2016, by applying the income approach in accordance with ASC 805-30-25-5, adjusted for the impact of post-acquisition foreign currency translation changes. Key assumptions include a risk-free discount rate of 0.8% and probability-adjusted revenue and gross profit levels. Probability-adjusted revenue and gross profit are significant inputs that are not observable in the market, which ASC 820-10-35 refers to as Level 3 inputs. This contingent liability is reflected in the Consolidated Balance Sheet as of December 31, 2016, as a current and noncurrent liability of $1.2 and $1.1 million, respectively, with the first payment due in the third quarter of 2017, if earned. In accordance with ASC 805-30-35-1, changes in the fair value of contingent consideration subsequent to the acquisition date are recognized in general and administrative expenses.

Productivity Software Segment

Optitex, a privately-held Israeli company headquartered in Rosh Ha’Ayin, Israel, was acquired on June 16, 2016. Optitex has been included in the Productivity Software operating segment.

We purchased Optitex for cash consideration of $11.6 million, net of cash acquired, plus an additional potential future cash earnout, which is contingent on achieving certain revenue and operating profit performance targets over three consecutive 12-month periods. Optitex has developed and markets integrated 2D and 3D CAD software that is shortening the design cycle, reducing our customers’ costs, and accelerating the adoption of fast fashion.

The fair value of the earnout related to the Optitex acquisition is estimated to be $24.4 million at December 31, 2016, by applying the income approach in accordance with ASC 805-30-25-5, adjusted for the impact of post-acquisition foreign currency translation changes. Key assumptions include a risk-free discount rate of 2.3% and probability-adjusted revenue and operating profit levels. Probability-adjusted revenue and operating profit are significant inputs that are not observable in the market, which ASC 820-10-35 refers to as Level 3 inputs. This contingent liability is reflected in the Consolidated Balance Sheet as of December 31, 2016, as a current and noncurrent liability of $8.4 and $16.0 million, respectively, with the first payment due in the fourth quarter of 2017, if earned. In accordance with ASC 805-30-35-1, changes in the fair value of contingent consideration subsequent to the acquisition date are recognized in general and administrative expenses.

2015 Acquisitions

Industrial Inkjet Operating Segment

On July 1, 2015, we acquired privately-held Reggiani, a societa per azioni headquartered in Bergamo, Italy, and privately-held Matan, an Israeli company headquartered in Rosh Ha’Ayin, Israel, which have been included in the Industrial Inkjet operating segment.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

We purchased Matan for cash consideration of approximately $38.9 million, net of cash acquired. Matan super-wide format digital inkjet roll-to-roll printers, including advanced material handling features such as in-line cutting and slitting, expand our offerings in this market.

We purchased Reggiani for cash consideration of approximately $26.6 million, net of cash acquired, the issuance of 0.6 million shares of EFI common stock valued at $26.9 million, plus a potential future cash earnout, which is contingent on achieving certain revenue and earnings before interest and tax (“EBIT”) performance targets over consecutive 18 and 12-month periods. Reggiani industrial digital inkjet textile printers address the full scope of advanced textile printing with versatile printers suitable for pigmented, reactive dye, acid dye, and water-based dispersed printing ink. This acquisition expands our presence in the digital inkjet textile printing market.

The fair value of the earnout related to the Reggiani acquisition is estimated to be $22.8 million at December 31, 2016, by applying the income approach in accordance with ASC 805-30-25-5, which is net of an earnout payment, which was accelerated into 2016 of $23.8 million. Key assumptions include a risk-free discount rate of 4.98%, a probability-adjusted revenue level, and probability-adjusted EBIT. Probability-adjusted revenue and EBIT are significant inputs that are not observable in the market, which ASC 820-10-35, refers to as Level 3 inputs. This contingent liability is reflected in the Consolidated Balance Sheet as of December 31, 2016, as a current and noncurrent liability of $7.1 and $15.7 million, respectively.

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

The fair value of the CTI and Shuttleworth earnouts are estimated to be $6.8 million at December 31, 2016, by applying the income approach in accordance with ASC 805-30-25-5. Key assumptions include risk-free discount rates of 0.6% to 1.3% and probability-adjusted revenue levels. Probability-adjusted revenue is a significant input that is not observable in the market, which ASC 820-10-35, refers to as a Level 3 input. This contingent liability is reflected in the Consolidated Balance Sheet as of December 31, 2016, as a current and noncurrent liability of $2.4 and $4.4 million, respectively.

2014 Acquisitions

Productivity Software Operating Segment

We acquired privately-held SmartLinc, Rhapso, DirectSmile, and DIMS, which have been included in our Productivity Software operating segment, for aggregate cash consideration of $20.4 million, net of cash acquired,

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

plus additional potential future cash earnouts, which were contingent on achieving certain performance targets. Earnout payments related to the 2014 acquisitions were $4.0 and $0.3 million at December 31, 2016 and 2015, respectively.

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

Valuation Methodologies

Intangible assets acquired in 2016, 2015, and 2014 consist of customer relationships, trade names, existing technology, backlog, and IPR&D. Each intangible asset valuation methodology for each acquisition assumes discount rates between 16% and 30%.

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

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

	Matan	Reggiani	CTI	Shuttleworth	DIMS
Discount rate for IPR&D	16%	21%	18%	20%	20%
IPR&D percent complete at acquisition date	33%	70%	75%	17%	76%
IPR&D percent complete at December 31, 2016	88%	100%	95%	100%	93%
Acquisition-date valuation (in thousands)	$3,190	$10,879	$150	$555	$389

IPR&D is subject to amortization after product completion over the product life or otherwise assessed for impairment in accordance with acquisition accounting guidance. Additional costs incurred to complete IPR&D after the acquisition are expensed.

The allocation of the purchase price to the assets acquired and liabilities assumed (in thousands) with respect to each of these acquisitions at their respective acquisition dates is summarized as follows:

	2016 Acquisitions				2015 Acquisitions						2014 Acquisitions
	Industrial Inkjet		Productivity Software		Industrial Inkjet				Productivity Software		Productivity Software
	Rialco		Optitex		Matan		Reggiani		CTI and Shuttleworth		SmartLinc, Rhapso, DirectSmile, DIMS
	Weighted average useful life	Purchase Price Allocation	Weighted average useful life	Purchase Price Allocation	Weighted average useful life	Purchase Price Allocation	Weighted average useful life	Purchase Price Allocation	Weighted average useful life	Purchase Price Allocation	Weighted average useful life	Purchase Price Allocation
Customer relationships	6 years	$2,512	3-4 years	$8,890	6 years	$6,630	4 years	$12,187	3-4 years	$5,001	5 years	$8,569
Existing technology	5 years	846	5 years	7,760	5 years	8,790	4 years	33,118	5 years	5,634	4 years	4,890
Trade names	5 years	763	4 years	2,020	5 years	2,570	5 years	11,964	4 years	1,357	4 years	1,231
IPR&D	—	—	—	—	—	3,190	—	10,879	—	705	—	389
Backlog	< one year	56	< one year	370	< one year	70	< one year	704	< one year	132	—	—
Goodwill		1,426		28,147		26,609		61,341		17,790		21,078

		5,603		47,187		47,859		130,193		30,619		36,157
Net tangible assets (liabilities)		5,177		(11,924)		(4,945)		(32,571)		(3,611)		(3,758)

Total purchase price		$10,780		$35,263		$42,914		$97,622		$27,008		$32,399

The initial preliminary purchase price allocations were adjusted by $0.8, $3.8, and $0.2 million during 2016, 2015, and 2014, respectively, primarily related to certain current assets and deferred tax liabilities. Pro forma results of operations for Optitex and Rialco have not been presented because their pre-acquisition revenue and net income are not material to our Consolidated Results of Operations for the year ended December 31, 2016.

Goodwill, which represents the excess of the purchase price over the net tangible and intangible assets acquired is not deductible for tax purposes with the exception of Optitex and Matan. Goodwill that was generated by our acquisitions of Optitex and Matan is deductible for U.S. tax purposes, but is not deductible for tax purposes in Israel. Pre-acquisition goodwill acquired in the Rhapso acquisition is deductible in Germany.

Rialco generates revenue and incurs operating expenses primarily in British pounds sterling. Upon consideration of the salient economic indicators discussed in ASC 830-10-55-5, we consider the British pounds sterling to be the functional currency for Rialco.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Optitex generates revenue and incurs operating expenses primarily in local currencies. Upon consideration of the salient economic indicators, we consider the local currency in each of Optitex’s primary locations (shekel, rupee, Euro, and U.S. dollar) to be the functional currencies for Optitex.

Note 4: Balance Sheet Components

Inventories

Inventories, net of allowances, as of December 31, 2016 and 2015 are as follows (in thousands):

	2016	2015
Raw materials	$45,798	$53,783
Work in process	7,362	6,646
Finished goods	45,915	45,949

	$99,075	$106,378

Property and Equipment, Net

Property and equipment, net, as of December 31, 2016 and 2015 are as follows (in thousands):

	2016	2015
Land, buildings, and improvements (including build-to-suit lease)	$67,841	$72,373
Equipment and purchased software	86,495	69,748
Furniture and leasehold improvements	18,713	17,449

	173,049	159,570
Less accumulated depreciation and amortization	(69,745)	(61,791)

	$103,304	$97,779

We lease approximately 59,000 square feet in Fremont, California, under a 15-year lease agreement. The leased facility was a cold shell requiring additional build-out and tenant improvements. As explained in Note 8—Commitments and Contingencies of the Notes to Consolidated Financial Statements, we are deemed to be the accounting owner of the facility. The capitalized cost under the build-to-suit lease was $10.3 and $10.6 million as of December 31, 2016 and 2015, respectively, based on the estimated replacement cost, including capitalized interest, which has been reduced by accumulated depreciation.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Accrued and Other Liabilities

Accrued and other liabilities as of December 31, 2016 and 2015 are as follows (in thousands):

	2016	2015
Accrued compensation and benefits	$30,609	$31,104
Warranty provision—current	10,054	9,635
Accrued royalty payments	4,994	5,305
Contingent consideration—current	19,244	4,545
Short-term financing obligations	98	4,469
Deferred rent	2,938	3,367
Restructuring and other	1,824	3,019
Sales tax liabilities	1,997	655
Other accrued liabilities	13,747	12,326

	$85,505	$74,425

Accumulated Other Comprehensive Income (Loss) (“OCI”)

OCI classified within stockholders’ equity in our Consolidated Balance Sheets as of December 31, 2016 and 2015 are as follows (in thousands):

	2016	2015
Net unrealized investment losses	$(473)	$(376)
Currency translation losses	(24,230)	(17,049)
Net unrealized gains on cash flow hedges	9	1

	$(24,694)	$(17,424)

There were no amounts reclassified out of OCI for the year ended December 31, 2016, and less than $0.1 million, net of tax, for the years ended December 31, 2015 and 2014, consisting of unrealized gains and losses from investments in debt securities reported within interest income and other income (expense), net, in our Consolidated Statements of Operations.

Note 5: Goodwill and Long-Lived Intangible Assets

Purchased Intangible Assets

Our purchased identified intangible assets resulting from acquisitions that closed during the years ended December 31, 2016 and 2015 are as follows (in thousands, except for weighted average useful life):

		December 31, 2016				December 31, 2015
	Weighted average useful life (years)	Gross carrying amount	Accumulated amortization	Weighted remaining average useful life (years)	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Goodwill	—	$359,841	$—	—	$359,841	$338,793	$—	$338,793

Customer relationships and other	5.1	$88,557	$(49,527)	2.8	$39,030	$75,145	$(36,625)	$38,520
Existing technology	4.0	173,543	(122,654)	2.7	50,889	161,441	(114,018)	47,423
Trademarks and trade names	11.1	67,701	(38,300)	6.3	29,401	65,395	(30,949)	34,446
IPR&D	—	3,677	—	—	3,677	15,163	—	15,163

Amortizable intangible assets	5.7	$333,478	$(210,481)	3.8	$122,997	$317,144	$(181,592)	$135,552

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Acquired customer relationships and other, existing technology, and trademarks and trade names are amortized over their estimated useful lives of two to sixteen years using the straight-line method, which approximates the pattern in which the economic benefits of the identified intangible assets are realized. The useful life of certain developed technology was reduced during 2016 based on a re-assessment of the useful life of the technology with a $1.6 million impact on amortization expense. No changes have been made to the useful lives of amortizable identifiable intangible assets in 2015 or 2014. Aggregate amortization expense was $39.6, $26.5, and $20.7 million for the years ended December 31, 2016, 2015, and 2014, respectively.

IPR&D is subject to amortization after product completion over the product life or otherwise assessed for impairment in accordance with acquisition accounting guidance.

As of December 31, 2016, future estimated amortization expense for each of the next five years and thereafter related to the amortization of identified intangible assets is as follows (in thousands):

For the years ended December 31,	Future amortization expense
2017	$39,613
2018	35,264
2019	26,780
2020	10,256
2021	3,991
Thereafter	7,093

$122,997

Goodwill Rollforward

The goodwill rollforward for the years ended December 31, 2016 and 2015 as required by ASC 805 is as follows (in thousands):

	Industrial Inkjet	Productivity Software	Fiery	Total
Ending Balance, December 31, 2014	$59,124	$121,486	$64,833	$245,443

Additions (Reggiani, Matan, CTI, and Shuttleworth acquisitions)	$91,776	$17,790	$—	$109,566
Opening balance sheet adjustment	(3,826)	(13)	—	(3,839)
Foreign currency adjustments	(4,891)	(6,135)	(1,351)	(12,377)

Ending Balance, December 31, 2015	$142,183	$133,128	$63,482	$338,793

Additions (Rialco and Optitex acquisitions)	$1,426	$28,147	$—	$29,573
Opening balance sheet adjustment	(171)	(663)	—	(834)
Foreign currency adjustments	(2,370)	(5,137)	(184)	(7,691)

Ending Balance, December 31, 2016	$141,068	$155,475	$63,298	$359,841

Accumulated Impairment as of December 31, 2016, recognized in 2008	$103,991	$—	$—	$103,991

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Goodwill Assessment

ASU 2011-08, Intangibles—Goodwill and Other (ASC 350): Testing Goodwill for Impairment, provides that a simplified analysis of goodwill impairment may be performed consisting of a qualitative assessment to determine whether further impairment testing is necessary. Due to the significant additions to goodwill resulting from the business combinations completed during 2016 and 2015 and because our reporting units are susceptible to fair value fluctuations, we determined that the quantitative analysis should be performed.

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

Our goodwill valuation analysis is based on our respective reporting units (Industrial Inkjet, Productivity Software, and Fiery), which are consistent with our operating segments identified in Note 14—Segment Information, Geographic Regions, and Major Customers of the Notes to Consolidated Financial Statements. We determined the fair value of our reporting units as of December 31, 2016 by equally weighting the market and income approaches. Under the market approach, we estimated fair value based on market multiples of revenue or earnings of comparable companies. Under the income approach, we estimated fair value based on a projected cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Based on our valuation results, we have determined that the fair values of our Industrial Inkjet, Productivity Software, and Fiery reporting units exceed their carrying values by $575, $444, and $515 million, respectively, or 151%, 267%, and 533%, respectively.

To identify suitable comparable companies under the market approach, consideration was given to the financial condition and operating performance of the reporting unit being evaluated relative to companies operating in the same or similar businesses, potentially subject to corresponding economic, environmental, and political factors and considered to be reasonable investment alternatives. Consideration was given to the investment characteristics of the subject companies relative to those of similar publicly traded companies (i.e., guideline companies), which are actively traded. In applying the Public Company Market Multiple Method, valuation multiples were derived from historical and projected operating data of guideline companies and applied to the appropriate operating data of our reporting units to arrive at an indication of fair value. Five suitable guideline companies were identified for the Industrial Inkjet, reporting unit. Six suitable guideline companies were identified for the Productivity Software and Fiery reporting units, respectively.

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

Solely for purposes of establishing inputs for the income approach to assess the fair value of the Industrial Inkjet, Productivity Software, and Fiery reporting units, we made the following assumptions:

•	Industrial Inkjet revenue growth of 26% in 2016 exceeded historical normalized growth rates for the Industrial Inkjet operating segment due to the Reggiani, Matan, and Rialco acquisitions.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

•	Productivity Software revenue growth of 12% in 2016 approximated historical normalized growth rates for the Productivity Software operating segment.

•

Fiery revenue declined by 7% in 2016 primarily due to weak APAC demand, especially in China, reduced end user demand associated with the Drupa trade show in June 2016, which occurs every four years, caused by end users delaying purchasing decisions until new printer models are available, and decreased sales to one significant printer manufacturer purchasing less inventory. Fiery revenue growth of 2% to 3% is assumed in the forecast horizon as printer distributor / manufacturer inventories and end user demand return to normal levels and APAC demand recovers.

•	Despite ongoing economic uncertainty, our reporting units’ revenue is assumed to grow at historical normalized rates between 2017 and 2022 for the following primary reasons:

¡

Our Industrial Inkjet revenue is positioned to outpace the slow economy due to the ongoing transition from solvent-based to UV curable-based printing and from UV curing to UV/LED curing. This transition is expected to continue through the forecast horizon.

¡	Our acquisitions of Rialco in 2016 and Reggiani and Matan in 2015 will enable us to continue to achieve historical normalized Industrial Inkjet revenue growth rates through the forecast horizon.

¡

Our acquisitions of Optitex in 2016 and CTI and Shuttleworth in 2015 will enable us to continue to achieve historical normalized Productivity Software revenue growth rates through the forecast horizon.

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

¡	Long-term industry growth after 2022.

¡	Gross profit percentages will approximate historical average levels in the Industrial Inkjet, Productivity Software and Fiery reporting units.

Our discounted cash flow projections are six-year financial forecasts, which were based on annual financial forecasts developed internally by management for use in managing our business and through discussions with the valuation firm engaged by us. The significant assumptions utilized in these conservative six-year financial forecasts included consolidated annual revenue growth rates ranging from 6% to 10% which equates to a consolidated compound annual growth rate of 8%. The upper end of the range exceeds our historical normalized growth rates due to the addition of the Reggiani textile and Optitex software businesses to our portfolio. Future cash flows were discounted to present value using a mid-year convention and a consolidated discount rate of 10%. Terminal values were calculated using the Gordon growth methodology with a consolidated long-term growth rate of 4%, except for Fiery at 2.5%. The sum of the fair values of the Industrial Inkjet, Productivity Software, and Fiery reporting units was reconciled to our current market capitalization (based on our stock price) plus an estimated control premium. Percentages of revenue over the six-year forecast horizon were compared to approximate percentages realized by the guideline companies. To assess the reasonableness of the estimated control premium of 13.2%, we examined the most similar transactions in relevant industries and determined the average premium indicated by the transactions deemed to be most similar to a hypothetical transaction involving our reporting units. We examined the weighted average and median control premiums offered in relevant industries, industry specific control premiums, and specific transaction control premiums to conclude that our estimated control premium is reasonable.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Given the uncertainty of the economic environment and the potential impact on our business, there can be no assurance that our estimates and assumptions regarding the duration of the ongoing economic downturn, or the period or strength of recovery, made for purposes of our goodwill impairment testing at December 31, 2016 will prove to be accurate predictions of the future. If our assumptions regarding forecasted revenue or gross profit rates are not achieved, we may be required to record additional goodwill impairment charges in future periods relating to any of our reporting units, whether in connection with the next annual impairment testing in the fourth quarter of 2017 or prior to that, if any such change constitutes an interim triggering event. It is not possible to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

Long-Lived Assets

We evaluate potential impairment with respect to long-lived assets whenever events or changes in circumstances indicate their carrying amount may not be recoverable. No asset impairment charges were recognized during the years ended December 31, 2016, 2015, or 2014.

Note 6: Investments and Fair Value Measurements

We invest our excess cash on deposit with major banks in money market, U.S. Treasury and government-sponsored entity, corporate, municipal government, asset-backed, and mortgage-backed residential securities. By policy, we invest primarily in high-grade marketable securities. We are exposed to credit risk in the event of default by the financial institutions or issuers of these investments to the extent of amounts recorded in our Consolidated Balance Sheets.

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

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Our available-for-sale short-term investments as of December 31, 2016 and 2015 are as follows (in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
December 31, 2016
U.S. Government and sponsored entities	$70,893	$49	$(348)	$70,594
Corporate debt securities	198,166	102	(621)	197,647
Municipal government	1,278	—	(1)	1,277
Asset-backed securities	24,233	79	(17)	24,295
Mortgage-backed securities—residential	1,615	3	(3)	1,615

Total short-term investments	$296,185	$233	$(990)	$295,428

December 31, 2015
U.S. Government and sponsored entities	$98,411	$12	$(137)	$98,286
Corporate debt securities	198,498	20	(510)	198,008
Asset-backed securities	35,276	195	(174)	35,297
Mortgage-backed securities—residential	1,689	2	(6)	1,685

Total short-term investments	$333,874	$229	$(827)	$333,276

The fair value and duration that investments, including cash equivalents, have been in a gross unrealized loss position as of December 31, 2016 and 2015 are as follows (in thousands):

	Less than 12 Months		More than 12 Months		TOTAL
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2016
U.S. Government and sponsored entities	$39,810	$(348)	$—	$—	$39,810	$(348)
Corporate debt securities	133,382	(581)	13,158	(40)	146,540	(621)
Municipal government	1,268	(1)	—	—	1,268	(1)
Asset-backed securities	4,540	(7)	4,611	(10)	9,151	(17)
Mortgage-backed securities—residential	428	(1)	153	(2)	581	(3)

Total	$179,428	$(938)	$17,922	$(52)	$197,350	$(990)

December 31, 2015
U.S. Government and sponsored entities	$82,366	$(137)	$—	$—	$82,366	$(137)
Corporate debt securities	136,274	(448)	16,940	(62)	153,214	(510)
Asset-backed securities	27,928	(103)	7,131	(71)	35,059	(174)
Mortgage-backed securities—residential	764	(2)	269	(4)	1,033	(6)

Total	$247,332	$(690)	$24,340	$(137)	$271,672	$(827)

For fixed income securities that have unrealized losses as of December 31, 2016, we have determined that we do not have the intent to sell any of these investments and it is not more likely than not that we will be required to sell any of these investments before recovery of the entire amortized cost basis. We have evaluated these fixed income securities and determined that no credit losses exist. Accordingly, management has determined that the unrealized losses on our fixed income securities as of December 31, 2016 were temporary in nature.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Amortized cost and estimated fair value of investments at December 31, 2016 are summarized by maturity date as follows (in thousands):

	Amortized cost	Fair value
Mature in less than one year	$107,033	$106,918
Mature in one to three years	189,152	188,510

Total short-term investments	$296,185	$295,428

For the year ended December 31, 2016, net realized gains of $0.4 million were recognized, which were comprised of $0.4 million in realized gains from sale of investments, partially offset by less than $0.1 million in realized losses. For the year ended December 31, 2015, net realized gains of $0.1 million were recognized, which were comprised of $0.2 million in realized gains from sale of investments, partially offset by $0.1 million in realized losses. For the year ended December 31, 2014, net realized gains of less than $0.1 million were recognized. As of December 31, 2016 and 2015, net unrealized losses of $0.8 and $0.6 million, respectively, were included in OCI in the accompanying Consolidated Balance Sheets.

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

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Our investments and liabilities measured at fair value have been presented in accordance with the fair value hierarchy specified in ASC 820 as of December 31, 2016 and 2015 in order of liquidity as follows (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
December 31, 2016
Assets:
Money market funds	$23,575	$23,575	$—	$—
U.S. Government and sponsored entities	70,594	51,870	18,724	—
Corporate debt securities	197,647	—	197,647	—
Municipal government	1,277	—	1,277	—
Asset-backed securities	24,295	—	24,228	67
Mortgage-backed securities—residential	1,615	—	1,615	—

	$319,003	$75,445	$243,491	$67

Liabilities:
Contingent consideration, current and noncurrent	$56,463	$—	$—	$56,463
Self-insurance	1,542	—	—	1,542

	$58,005	$—	$—	$58,005

December 31, 2015
Assets:
Money market funds	$13,221	$13,221	$—	$—
U.S. Government and sponsored entities	98,286	34,712	63,574	—
Corporate debt securities	198,778	—	198,778	—
Asset-backed securities	35,297	—	35,113	184
Mortgage-backed securities—residential	1,684	—	1,684	—

	$347,266	$47,933	$299,149	$184

Liabilities:
Contingent consideration, current and noncurrent	$54,796	$—	$—	$54,796
Self-insurance	1,268	—	—	1,268

	$56,064	$—	$—	$56,064

Money market funds consist of $23.6 and $13.2 million, which have been classified as cash equivalents as of December 31, 2016 and 2015, respectively. Corporate debt securities include $0.7 million, which have been classified as cash equivalents at December 31, 2015.

Investments are generally classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices or alternative pricing sources with reasonable levels of price transparency. Investments in U.S. Treasury obligations and overnight money market mutual funds have been classified as Level 1 because these securities are valued based on quoted prices in active markets or are actively traded at $1.00 Net Asset Value. There have been no transfers between Level 1 and 2 during the years ended December 31, 2016 and 2015.

Government agency investments and corporate debt instruments, including investments in asset-backed and mortgage-backed securities, have generally been classified as Level 2 because markets for these securities are

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Liabilities for Contingent Consideration

Acquisition-related liabilities for contingent consideration (i.e., earnouts) are related to the purchase business combinations of Optitex and Rialco in 2016; Shuttleworth, CTI, and Reggiani in 2015; DIMS, DirectSmile, and SmartLinc in 2014; Metrix, GamSys, and PrintLeader Software (“PrintLeader”) in 2013; and Technique in 2012.

The fair value of these earnouts is estimated to be $56.5 and $54.8 million as of December 31, 2016 and 2015, respectively, by applying the income approach in accordance with ASC 805-30-25-5. Key assumptions include risk-free discount rates between 0.6% and 4.98% (Monte Carlo valuation method) and discount rates between 4.2% and 6.0% (probability-adjusted method), as well as probability-adjusted revenue and EBIT levels. Probability-adjusted revenue, gross margin, and EBIT are significant inputs that are not observable in the market, which ASC 820-10-35 refers to as Level 3 inputs. These contingent liabilities have been reflected in the Consolidated Balance Sheet as of December 31, 2016 as current and noncurrent liabilities of $19.3 and $37.2 million, respectively.

The fair value of contingent consideration increased by $6.8 million, including $2.7 million of earnout interest accretion during the year ended December 31, 2016 related to all acquisitions. The Rialco, Optitex, Reggiani, DirectSmile, and CTI earnout performance probabilities increased while the DIMS and Shuttleworth earnout performance probabilities decreased or were not achieved in 2016. The fair value of contingent consideration decreased by $2.1 million, net of $1.4 million of earnout interest accretion during the year ended December 31, 2016 related to all acquisitions. The DIMS, DirectSmile, GamSys, and Metrix, earnout performance probability percentages were reduced or not achieved in 2015. In accordance with ASC 805-30-35-1, changes in the fair value of contingent consideration subsequent to the acquisition date have been recognized in general and administrative expense.

Earnout payments during the year ended December 31, 2016 of $23.8, $3.6, $0.4, and $0.2 million are primarily related to the previously accrued Reggiani, DirectSmile, SmartLinc, and Metrix contingent consideration liabilities, respectively. Earnout payments during the year ended December 31, 2015 of $2.0, $1.1, $0.6, and $0.3 million are primarily related to the previously accrued Technique, GamSys, Metrix, and SmartLinc contingent consideration liabilities, respectively.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Changes in the contingent liability for contingent consideration during the years ended December 31, 2016 and 2015 are summarized as follows:

Fair value of contingent consideration at December 31, 2014	$12,277
Fair value of Reggiani contingent consideration at July 1, 2015	43,170
Fair value of CTI contingent consideration at October 6, 2015	2,551
Fair value of Shuttleworth contingent consideration at November 4, 2015	5,077
Changes in valuation	(2,135)
Payments	(4,093)
Foreign currency adjustment	(2,051)

Fair value of contingent consideration at December 31, 2015	$54,796
Fair value of Rialco contingent consideration at March 1, 2016	2,109
Fair value of Optitex contingent consideration at June 16, 2016	22,300
Changes in valuation	6,813
Payments	(28,111)
Foreign currency adjustment	(1,444)

Fair value of contingent consideration at December 31, 2016	$56,463

A narrative description of the sensitivity of recurring fair value measurements to changes in unobservable inputs is required if a change in those inputs might result in a significantly higher or lower fair value measurement. Since the most significant inputs to the fair value measurement of the contingent consideration liability are the probability-adjusted revenue and discount rate, we reviewed the sensitivity of the fair value measurement to changes in these inputs. We assessed the probability of achieving the revenue performance targets for the contingent consideration associated with each acquisition at percentage levels between 50% and 100% as of each respective acquisition date based on an assessment of the historical performance of each acquired entity, our current expectations of future performance, and other relevant factors. A change in probability-adjusted revenue of five percentage points from the level assumed in the current valuations would result in an increase in the fair value of contingent consideration of $1.2 million or a decrease of $3.6 million resulting in a corresponding adjustment to general and administrative expense. A change in the discount rate of one percentage point results in an increase in the fair value of contingent consideration of $0.5 million or a decrease of $0.8 million. The potential undiscounted amount of future contingent consideration cash payments that we could be required to make related to our business acquisitions, beyond amounts currently accrued, is $14.6 million as of December 31, 2016.

Fair Value of Derivative Instruments

We utilize the income approach to measure the fair value of our derivative assets and liabilities. The income approach uses pricing models that rely on market observable inputs such as yield curves, currency exchange rates, and forward prices, and are therefore classified as Level 2 measurements. The notional amount of our derivative assets and liabilities was $161.8 and $118.6 million as of December 31, 2016 and 2015, respectively. The fair value of our derivative assets and liabilities that were designated for cash flow hedge accounting treatment having notional amounts of $3.2 million as of December 31, 2016 and 2015, respectively, was not material.

Fair Value of Convertible Senior Notes

In September 2014, we issued $345 million aggregate principal amount of 0.75% Convertible Senior Notes due 2019 (“Notes”). The Notes are carried at their original issuance value, net of unamortized debt discount, and are

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

not marked to market each period. The approximate fair value of the Notes as of December 31, 2016 was approximately $355 million and was considered a Level 2 fair value measurement. Fair value was estimated based upon actual quotations obtained at the end of the reporting period or the most recent date available. A substantial portion of the market value of our Notes in excess of the outstanding principal amount relates to the conversion premium.

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

The initial conversion rate is 18.9667 shares of common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $52.72 per share of common stock. Upon conversion of the Notes, holders will receive cash, shares of common stock or a combination thereof, at our election. Our intent is to settle the principal amount of the Notes in cash upon conversion. If the conversion value exceeds the principal amount, we would deliver shares of our common stock for our conversion obligation in excess of the aggregate principal amount. As of December 31, 2016, none of the conditions allowing holders of the Notes to convert had been met.

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

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

We allocated the total transaction costs incurred by the Notes issuance to the liability and equity components based on their relative values. Issuance costs of $7.0 million attributable to the $281.4 million liability component are being amortized to expense over the term of the Notes, and issuance costs of $1.6 million attributable to the $63.6 million equity component were offset against the equity component in stockholders’ equity. Additionally, we recorded a deferred tax liability of $23.7 million on the debt discount, which is not deductible for tax purposes.

The Notes consist of the following at December 31, 2016 and 2015 (in thousands):

	2016	2015
Liability component	$345,000	$345,000
Debt discount, net of amortization	(36,115)	(48,515)
Debt issuance costs, net of amortization	(4,401)	(5,751)

Net carrying amount	$304,484	$290,734

Equity component	$63,643	$63,643
Less: debt issuance costs allocated to equity	(1,582)	(1,582)

Net carrying amount	$62,061	$62,061

Upon adoption of ASU 2015-03, $5.8 million of debt issuance costs have been reclassified from other current assets and other assets to a direct reduction of convertible senior notes, net, in our Consolidated Balance Sheet as of December 31, 2015.

Interest expense recognized related to the Notes during the years ended December 31, 2016, 2015, and 2014 was as follows (in thousands):

	2016	2015	2014
0.75% coupon	$2,588	$2,595	$798
Amortization of debt issuance costs	1,350	1,396	419
Amortization of debt discount	12,400	11,667	3,461

	$16,338	$15,658	$4,678

Note Hedges

We paid an aggregate of $63.9 million in convertible note hedge transactions with respect to our common stock (“Note Hedges”) in September 2014. The Note Hedges will expire upon maturity of the Notes. The Note Hedges

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Lease Commitments

As of December 31, 2016, we lease certain of our current facilities under noncancellable operating lease agreements. We are required to pay property taxes, insurance, and nominal maintenance costs for certain of these facilities and any increases over the base year of these expenses on the remainder of our facilities.

Future minimum lease payments under noncancellable operating leases, including our build-to-suit lease, and future minimum sublease receipts, for each of the next five years and thereafter as of December 31, 2016 are as follows (in thousands):

	Future Minimum	Future Minimum
Fiscal Year	Lease Payments	Sublease Receipts
2017	$9,097	$370
2018	8,240	313
2019	7,848	166
2020	6,570	—
2021	5,355	—
Thereafter	33,894	—

Total	$71,004	$849

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Rent expense was approximately $8.8, $8.0, and $6.1 million for the years ended December 31, 2016, 2015, and 2014, respectively.

Off-Balance Sheet Financing

On August 26, 2016, we entered into a lease agreement and have accounted for a lease term of 48.5 years, inclusive of two renewal options of 5.0 and 3.5 years, with the City of Manchester to lease 16.9 acres of land adjacent to the Manchester Regional Airport. The land is subleased to BTMU during the term of the lease related to the manufacturing facility that is being constructed on the site, which is described below. Minimum lease payments are $13.1 million during the 48.5 year term of the land lease, excluding four months of the land lease that is financed into the manufacturing facility lease.

On August 26, 2016, we entered into a six-year lease with BTMU whereby a 225,000 square foot manufacturing and warehouse facility is under construction related to our super-wide format industrial digital inkjet printer business in the Industrial Inkjet operating segment at a projected cost of $40 million and a construction period of 18 months. Minimum lease payments during the initial term are $1.8 million. Upon completion of the initial term, we have the option to renew the lease, purchase the facility, or return the facility to BTMU subject to an 89% residual value guarantee under which we would recognize additional rent expense in the form of a variable rent payment. We have assessed our exposure in relation to the residual value guarantee and believe that there is no deficiency to the guaranteed value with respect to funds expended by BTMU as of December 31, 2016. We are treated as the owner of the facility for federal income tax purposes.

The funds pledged under the lease represent 115% of the total expenditures made by BTMU through December 31, 2016. The funds are invested in $5.1 and $1.2 million of U.S. government securities and cash equivalents, respectively, with a third party trustee and will be restricted during the construction period. Upon completion of construction, the funds will be released as cash and cash equivalents. The portion of released funds that represents 100% of the total expenditures made by BTMU will be deposited with BTMU and restricted as collateral until the end of the underlying lease period.

The funds pledged as collateral are invested in U.S. government securities and cash equivalents as of December 31, 2016, and are classified as Level 1 in the fair value hierarchy as more fully defined in Note 6—Investments and Fair Value Measurements. Net unrealized losses of less than $0.1 million were included in OCI in the accompanying Consolidated Balance Sheet as of December 31, 2016.

We have applied the accounting and disclosure requirements set forth in ASC 810-10 for VIEs. We have evaluated the BTMU lease agreement to determine if the arrangement qualifies as a VIE under ASC 810-10. We have determined that the lease agreement does not qualify as a VIE and, as such, we are not required to consolidate the VIE in our consolidated financial statements.

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

Assets held for sale of $3.8 million have been reclassified to other current assets as of December 31, 2016 consisting of $2.9 million net book value of the facility and $0.9 million of related land. Management expects the sale and related lease-back to be completed in the next nine months.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Build-to-Suit Lease Arrangement

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

The leased facility was a cold shell requiring additional build-out and tenant improvements. The landlord paid the costs of the build-out up to $4.5 million, including all structural improvements, and we paid the costs of tenant improvements beyond that amount. We paid $5.3 million of tenant improvements, including furniture and equipment and capitalized interest. The landlord is responsible for costs related to force majeure events that result in any damage to the facility. We were responsible for cost over-runs, if any, related to force majeure events including strikes, war, and material availability. Since we were responsible for cost overruns related to certain force majeure events, we were in substance offering an indemnification for events outside of our control. As such, we are deemed to be the accounting owner of the facility. As of December 31, 2016 and 2015, we have capitalized $10.3 and $10.6 million, respectively, in property and equipment based on the estimated replacement cost of the portion of the building that we occupy, including capitalized interest, reduced by accumulated depreciation.

Monthly lease payments are allocated between the land element of the lease, which is accounted for as an operating lease upon lease execution, and the imputed financing obligation. The imputed financing obligation is being amortized upon lease commencement in accordance with the effective interest method using the interest rate determined in accordance with the requirements of sale leaseback accounting. The imputed interest cost incurred during the construction period was capitalized as a component of the construction cost upon lease commencement. As of December 31, 2016, the imputed financing obligation in connection with the facility was $14.2 million, including accrued interest, which was classified as a noncurrent imputed financing obligation in our Consolidated Balance Sheet. If the requirements of sale leaseback accounting are satisfied, or at the end of the initial lease term, we will reverse the net book value of the building and the corresponding imputed financing obligation.

Guarantees and Product Warranties

Guarantees must be disclosed upon issuance and a liability recognized for the fair value of obligations we assume under such guarantees in accordance with ASC 460, Guarantees, which applies to both general guarantees and product warranties.

Our Industrial Inkjet printers are generally accompanied by a 12-month limited warranty, which covers both parts and labor. Our Fiery DFE products limited warranty is generally 12 to 15 months. In accordance with ASC 450-30, an accrual is established when the warranty liability is estimable and probable based on historical experience. A provision for the estimated warranty costs relating to products that have been sold is recorded in cost of revenue upon recognition of revenue and the resulting accrual is reviewed regularly and periodically adjusted to reflect changes in warranty estimates.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

The changes in product warranty reserve for the years ended December 31, 2016 and 2015 were as follows (in thousands):

	2016	2015
Balance at January 1,	$9,635	$9,682
Liability assumed through business acquisitions	—	1,006
Provisions, net of releases	12,715	11,839
Settlements	(12,031)	(12,892)

Balance at December 31,	$10,319	$9,635

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

As of December 31, 2016, we are subject to the matter discussed below.

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

Although we are fully indemnified and we do not believe that it is probable that we will incur a loss, it is reasonably possible that our financial statements could be materially affected by an unfavorable resolution of this

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

matter. Accordingly, it is reasonably possible that we could incur a material loss in this matter. We estimate the range of loss to be between one dollar and $10.1 million. If we incur a loss in this matter, it will be offset by an indemnification receivable of an equal amount representing a claim against the escrow account established in connection with the Matan acquisition.

Other Matters

As of December 31, 2016, we were subject to various other claims, lawsuits, investigations, and proceedings in addition to the matter discussed above. There is at least a reasonable possibility that additional losses may be incurred in excess of the amounts that we have accrued. However, we believe that these claims are not material to our financial statements or the range of reasonably possible losses is not reasonably estimable. Litigation is inherently unpredictable, and while we believe that we have valid defenses with respect to legal matters pending against us, our financial statements could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies or because of the diversion of management’s attention and the incurrence of significant expenses.

Note 9: Common Stock Repurchase Programs

On November 6, 2013, the board of directors approved the repurchase of $200 million of outstanding common stock. Under this publicly announced plan, we repurchased 1.8 and 1.5 million shares for an aggregate purchase price of $74.2 and $65.7 million during the years ended December 31, 2016 and 2015, respectively.

On November 9, 2015, the board of directors cancelled $54.9 million remaining for repurchase under the 2013 authorization and approved a new authorization to repurchase $150 million of outstanding common stock commencing January 1, 2016. This authorization expires December 31, 2018.

Our employees have the option to surrender shares of common stock to satisfy their tax withholding obligations that arise on the vesting of RSUs. In connection with stock option exercises, certain employees can surrender shares to satisfy the exercise price of certain stock options and any tax withholding obligations incurred in connection with such exercises. Employees surrendered 0.2 and 0.2 million shares for an aggregate purchase price of $9.1 and $10.7 million for the years ended December 31, 2016 and 2015, respectively.

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

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Our exposures are primarily related to non-U.S. dollar-denominated revenue in Europe, the U.K., Latin America, China, Israel, Australia, New Zealand, Canada, and to non-U.S. dollar-denominated operating expenses in Europe, India, Japan, the U.K., China, Israel, Brazil, and Australia. We hedge our operating expense cash flow exposure in Indian rupees. We hedge balance sheet remeasurement exposure associated with Brazilian real, British pound sterling, Israeli shekel, Australian dollar, Japanese yen, Chinese renminbi, and Euro-denominated intercompany balances; Brazilian real, British pound sterling, Australian dollar, Israeli shekel, and Euro-denominated trade receivables; and British pound sterling, Indian rupee, and Euro-denominated-denominated net monetary assets.

By their nature, derivative instruments involve, to varying degrees, elements of market and credit risk. The market risk associated with these instruments resulting from currency exchange movement is expected to offset the market risk of the underlying transactions, assets, and liabilities being hedged (i.e., operating expense exposure in Indian rupees; the collection of Brazilian real, British pound sterling, Australian dollar, Israeli shekel, and Euro-denominated trade receivables; and the settlement of Brazilian real, British pound sterling, Israeli shekel, Australian dollar, Japanese yen, Chinese renminbi, and Euro-denominated intercompany balances). We do not believe there is significant risk of loss from non-performance by the counterparty associated with these instruments because, by policy, we deal with counterparties having a minimum investment grade or better credit rating. Credit risk is managed through the continuous monitoring of exposures to such counterparties.

Cash Flow Hedges

Foreign currency derivative contracts with notional amounts of $3.2 million and net asset/liability amounts that are immaterial have been designated as cash flow hedges of our Indian rupee operating expense exposure at December 31, 2016 and 2015. The changes in fair value of these contracts are reported as a component of OCI and reclassified to operating expense in the periods of payment of the hedged operating expenses. The ineffective portion of the derivative hedging gain or loss, as well as changes in the derivative time value (which is excluded from the assessment of hedge effectiveness), are recognized as a component of interest income and other income (expense), net.

Balance Sheet Hedges

Forward contracts not designated as hedging instruments with notional amounts of $158.7 and $115.4 million are used to hedge foreign currency balance sheet exposures at December 31, 2016 and 2015, respectively. They are not designated for hedge accounting treatment since there is a natural offset for the remeasurement of the underlying foreign currency denominated asset or liability. We recognize changes in the fair value of non-designated derivative instruments in earnings in the period of change. Gains (losses) on foreign currency forward contracts used to hedge balance sheet exposures are recognized in interest income and other income (expense), net, in the same period as the remeasurement gain (loss) of the related foreign currency denominated assets and liabilities. Forward contracts not designated as hedging instruments consist of hedges of Brazilian real, British pound sterling, Israeli shekel, Australian dollar, Japanese yen, Chinese renminbi, and Euro-denominated intercompany balances with notional amounts of $90.7 and $63.7 million at December 31, 2016 and 2015, respectively, hedges of Brazilian real, British pound sterling, Australian dollar, Israeli shekel, and Euro-denominated trade receivables with notional amounts of $39.8 and $49.1 million at December 31, 2016 and 2015, respectively, and hedges of British pounds sterling, Indian rupee, and Euro-denominated other net monetary assets with notional amounts of $28.2 and $2.6 million at December 31, 2016 and 2015, respectively.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Note 11: Income Taxes

The components of income before income taxes for the years ended December 31, 2016, 2015, and 2014 are as follows (in thousands):

	2016	2015	2014
U.S.	$8,254	$9,311	$15,090
Foreign	31,128	28,211	26,997

Total	$39,382	$37,522	$42,087

The provision for (benefit from) income taxes for the years ended December 31, 2016, 2015, and 2014 is summarized as follows (in thousands):

	2016	2015	2014
Current:
U.S. Federal	$(7,593)	$3,755	$5,050
State	662	1,813	1,237
Foreign	11,722	5,798	7,922

Total current	4,791	11,366	14,209

Deferred:
U.S. Federal	(4,276)	(3,119)	(94)
State	(567)	(583)	846
Foreign	(6,112)	(3,682)	(6,588)

Total deferred	(10,955)	(7,384)	(5,836)

Provision for (benefit from) income taxes	$(6,164)	$3,982	$8,373

The reconciliation of the income tax provision (benefit) computed at the federal statutory rate to the actual tax provision (benefit) for the years ended December 31, 2016, 2015, and 2014 is as follows (in thousands):

	2016		2015		2014
Tax provision at federal statutory rate	$13,783	35.0%	$13,133	35.0%	$14,731	35.0%
State income taxes, net of federal benefit	62	0.2	800	2.1	360	0.9
Research and development credits	(2,627)	(6.7)	(4,217)	(11.2)	(2,629)	(6.2)
Effect of foreign operations	(3,439)	(8.7)	(3,483)	(9.3)	(2,293)	(5.4)
Increase in value of intangible assets	—	—	—	—	(3,130)	(7.4)
Reduction in accrual for estimated potential tax assessments	(15,404)	(39.1)	(4,808)	(12.7)	(2,088)	(5.0)
Non-deductible stock-based compensation pursuant to ASC 718-740	1,288	3.3	3,244	8.6	2,793	6.6
Domestic manufacturing deduction	(831)	(2.1)	(878)	(2.3)	(598)	(1.4)
Other	1,004	2.4	191	0.4	1,227	2.8

Provision for (benefit from) income taxes	$(6,164)	(15.7)%	$3,982	10.6%	$8,373	19.9%

During the year ended December 31, 2016, we recognized a $16.6 million tax benefit (including state tax benefit) from the release of previously unrecognized tax benefits due to the expiration of U.S. federal, state, and foreign statutes of limitations, of which $10.3 million related to the 2012 sale of our Foster City building and land.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

During the year ended December 31, 2014, we recognized a $3.1 million tax benefit related to the increased valuation of intangible assets for Brazilian tax reporting resulting from the merger of our Brazilian subsidiaries.

We earn a significant amount of our operating income outside the U.S., which is deemed to be permanently reinvested in foreign jurisdictions. Of the income generated in jurisdictions with tax rates materially lower than the statutory U.S. tax rate of 35%, most is earned in the Netherlands, Spain, United Kingdom, Italy, and the Cayman Islands. Our effective tax rate could fluctuate significantly and be adversely impacted if anticipated earnings in the Netherlands, Spain, and the Cayman Islands are proportionally lower than current projections and earnings in all other jurisdictions are proportionally higher than current projections.

While we currently do not foresee a need to repatriate the earnings of foreign operations, should we require more capital in the U.S. than is generated by our U.S. operations, we may elect to repatriate funds held in our foreign jurisdictions or raise capital in the U.S. through debt or equity issuances. These alternatives could result in higher effective tax rates, the cash payments of taxes and/or increased interest expense. As of December 31, 2016, we have permanently reinvested $164.6 million of unremitted foreign earnings. Should these earnings be remitted to the U.S., the tax on these earnings would be $34.6 million.

In Altera Corp.v. Commissioner, the U.S Tax Court issued an opinion on July 27, 2015, related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. To date, the U.S. Department of the Treasury has not withdrawn the requirement to include stock-based compensation in intercompany cost-sharing arrangements from its regulations. Due to the uncertainty related to the status of the current regulations and the ultimate outcome of the appeal, we have not recorded any benefit as of December 31, 2016 in our Consolidated Statement of Operations. We will continue to monitor ongoing developments and potential impacts to our consolidated financial statements.

The tax effects of temporary differences that give rise to deferred tax assets (liabilities) as of December 31, 2016 and 2015 are as follows (in thousands):

	2016	2015
Reserves and accruals not currently deductible for tax purposes	$14,079	$13,804
Net operating loss carryforwards	10,055	10,409
Tax credit carryforwards	63,985	44,176
Deferred revenue	1,642	3,778
Stock-based compensation	8,487	8,309
Other	6,222	5,099

Gross deferred tax assets	104,470	85,575

Depreciation and amortization	(17,845)	(24,042)
State Taxes	(2,092)	(1,841)

Gross deferred tax liabilities	(19,937)	(25,883)

Deferred tax valuation allowance	(42,406)	(37,652)

Net deferred tax assets	$42,127	$22,040

We have $16.1 million ($54.8 million for state tax purposes) and $42.3 million ($37.3 million for state tax purposes) of loss and credit carryforwards at December 31, 2016 for U.S. federal tax purposes. A majority of these federal and state losses and credits will expire between 2022 and 2027. A significant portion of these net operating loss and credit carryforwards relate to recent acquisitions. Utilization of these loss and credit carryforwards will be subject to an annual limitation under the Internal Revenue Code (“IRC”). We also have a valuation allowance related to California and Luxembourg deferred tax assets.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

We assess the likelihood that our deferred tax assets will be recovered from future taxable income by considering both positive and negative evidence relating to their recoverability. If we believe that recovery of these deferred tax assets is not more likely than not, we establish a valuation allowance. Significant judgment is required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, we considered all available evidence, including recent operating results, projections of future taxable income, our ability to utilize loss and credit carryforwards, and the feasibility of tax planning strategies. Other than valuation allowances on deferred tax assets related to California, Luxembourg, Israel, Netherlands, and Turkey deferred tax assets that will not be realized based on the size of the net operating loss and research and development credits being generated, we have determined that it is more likely than not that we will realize the benefit related to all other deferred tax assets. To the extent we increase a valuation allowance, we will include an expense within the tax benefit in the Consolidated Statement of Operations in the period in which such determination is made.

A reconciliation of the change in the gross unrecognized tax benefits from January 1, 2014 to December 31, 2016 is as follows (in millions):

	Federal, State, and Foreign Tax	Accrued Interest and Penalties	Gross Unrecognized Income Tax Benefits
Balance at January 1, 2014	$32.4	$0.6	$33.0
Additions for tax positions of prior years	0.9	0.4	1.3
Additions for tax positions related to 2014	3.6	—	3.6
Reductions due to lapse of applicable statute of limitations	(2.7)	(0.2)	(2.9)

Balance at December 31, 2014	$34.2	$0.8	$35.0
Additions for tax positions of prior years	14.1	0.2	14.3
Additions for tax positions related to 2015	4.7	—	4.7
Reductions due to lapse of applicable statute of limitations	(6.9)	(0.5)	(7.4)

Balance at December 31, 2015	$46.1	$0.5	$46.6

Additions for tax positions of prior years	1.8	0.2	2.0
Additions for tax positions related to 2016	3.9	—	3.9
Reductions due to lapse of applicable statute of limitations	(16.4)	(0.2)	(16.6)

Balance at December 31, 2016	$35.4	$0.5	$35.9

As of December 31, 2016, 2015, and 2014, gross unrecognized benefits that would affect the effective tax rate if recognized were $32.0, $43.5, and $32.1 million, respectively, offset by deferred tax benefits of $1.1, $1.0, and $0.7 million related to the federal tax effect of state income taxes for the same periods. Over the next twelve months, our existing tax positions will continue to generate increased liabilities for unrecognized tax benefits. It is reasonably possible that our gross unrecognized tax benefits will decrease up to $3.5 million in the next twelve months. These adjustments, if recognized, would positively impact our effective tax rate, and would be recognized as additional tax benefits in our Consolidated Statements of Operations.

In accordance with ASU 2013-11, we recorded $20.0 million of gross unrecognized tax benefits as an offset to deferred tax assets as of December 31, 2016, and the remaining $12.0 million has been recorded as noncurrent income taxes payable.

We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. At December 31, 2016, 2015, and 2014, we have accrued $0.5, $0.5, and $0.9 million, respectively, for potential payments of interest and penalties.

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

We are subject to examination by the Internal Revenue Service (“IRS”) for the 2013-2015 tax years, state tax jurisdictions for the 2012-2015 tax years, the Netherlands tax authority for the 2014-2015 tax years, the Spanish tax authority for the 2012-2015 tax years, and the Italian tax authority for the 2012-2015 tax years.

Note 12: Employee Benefit Plans

Equity Incentive Plans

As of December 31, 2016, we had outstanding equity awards under our 2009 Plan, which is defined below. No awards may be granted under our 2007 Stock Plan. Our primary equity incentive plans are summarized as follows:

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

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Persons eligible to participate in the 2009 Plan include all of our employees, directors, and consultants, as determined by the Committee. As of December 31, 2016, approximately 3,600 employees and consultants and 5 non-employee directors were eligible to participate in the 2009 Plan.

There were 2.4, 2.3, and 2.5 million shares outstanding and 1.7, 2.7, and 3.4 million shares available for grant under the 2009 Plan as of December 31, 2016, 2015, and 2014, respectively.

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

During each of the years ended December 31, 2016, 2015, and 2014, there were 0.3, 0.3, and 0.6 million shares issued under the ESPP at an average purchase price of $32.88, $31.66, and $13.54, respectively. As of December 31, 2016, there was $0.5 million of total unrecognized compensation cost related to stock-based compensation arrangements granted under the ESPP, which is expected to be recognized over a period of 1.8 years. At December 31, 2016, 2015, and 2014, there were 1.2, 1.5, and 1.8 million shares, respectively, of our common stock reserved for issuance under the ESPP.

Employee 401(k) Plan

We sponsor a 401(k) Savings Plan (“401(k) Plan”) that provides retirement and incidental benefits for our employees. Employees may contribute from 1% to 40% of their annual compensation to the 401(k) Plan, limited to a maximum annual amount as set periodically by the IRS. In 2014, the maximum employee contribution was increased from 40% to 75%. We match 50% of U.S. employee contributions, up to a maximum of the first 4% of the employee’s compensation contributed to the plan, subject to IRS limitations. All matching contributions vest over four years starting with the hire date of the individual employee. Our matching contributions to the 401(k) Plan totaled $2.2, $2.3, and $2.1 million during the years ended December 31, 2016, 2015, and 2014, respectively. The employees’ contributions and our contributions are invested in mutual funds managed by a fund manager, or in self-directed retirement plans.

Valuation and Expense Information under ASC 718

We account for stock-based payment awards in accordance with ASC 718, which requires the measurement and recognition of compensation expense for all equity awards granted to our employees and directors, including employee stock options, RSUs, and ESPP purchase rights related to all stock-based compensation plans based on

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

the fair value of such awards on the date of grant. We amortize stock-based compensation cost on a graded vesting basis over the vesting period reduced by forfeitures, after assessing the probability of achieving the requisite performance criteria with respect to performance-based awards. Stock-based compensation cost is recognized over the requisite service period for each separately vesting tranche of the award as though the award were, in substance, multiple awards. Prior to adoption of ASU 2016-09 in the first quarter of 2016 as explained more fully in Note 1—The Company and Its Significant Accounting Policies, stock-based compensation expense included estimated forfeitures.

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

Stock-based compensation expense related to stock options, RSUs, ESPP purchase rights, and stock options under ASC 718 for the years ended December 31, 2016, 2015, and 2014 is summarized as follows (in thousands):

	2016	2015	2014
RSUs	28,952	29,671	32,429
ESPP purchase rights	2,795	4,003	3,368
Employee stock options	79	397	264

Total stock-based compensation	31,826	34,071	36,061
Income tax benefit	(10,342)	(9,436)	(10,045)

Stock-based compensation expense, net of tax	$21,484	$24,635	$26,016

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

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Stock options were not granted during the years ended December 31, 2016, 2015, and 2014. The estimated weighted average fair value per share of ESPP purchase rights issued and the assumptions used to estimate fair value for the years ended December 31, 2016, 2015, and 2014 are as follows:

	2016	2015	2014
Weighted average fair value per share	$10.69	$10.28	$11.12
Expected volatility	22% - 32%	19% - 28%	25% - 28%
Risk-free interest rate	0.4% - 0.8%	0.1% - 0.7%	0.1% - 0.5%
Expected term (in years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0

Stock Option Activity

Stock options outstanding and exercisable, including performance-based and market-based options, as of December 31, 2016, 2015, and 2014 and activity for each of the years then ended are summarized as follows (in thousands, except weighted average exercise price and remaining contractual term):

	Shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Options outstanding at January 1, 2014	1,060	$14.66

Options forfeited and expired	(4)	25.63
Options exercised	(490)	15.72

Options outstanding at December 31, 2014	566	$13.67

Options exercised	(124)	15.35

Options outstanding at December 31, 2015	442	$13.20

Options forfeited and expired	(12)	10.77
Options exercised	(115)	11.64

Options outstanding at December 31, 2016	315	$13.86	1.46	$9,480

Options vested and expected to vest at December 31, 2016	315	$13.86	1.46	$9,480

Options exercisable at December 31, 2016	315	$13.86	1.46	$9,480

Aggregate stock option intrinsic value represents the difference between the closing price per share of our common stock on the last trading day of the fiscal period and the exercise price of the underlying awards for the options that were in the money at December 31, 2016, 2015, and 2014. The total intrinsic value of options exercised, determined as of the date of option exercise, was $3.8, $3.7, and $13.2 million for the years ended December 31, 2016, 2015, and 2014, respectively. There was no unrecognized compensation cost related to stock options expected to vest as of December 31, 2016. The weighted average exercise price ranges between $11.40 and $16.57. The weighted average remaining contractual term ranges between 0.64 and 2.68 years.

Non-vested RSUs

Non-vested RSUs were awarded to employees under our equity incentive plans. Non-vested RSUs do not have the voting rights of common stock and the shares underlying non-vested RSUs are not considered issued and outstanding. Non-vested RSUs generally vest over a service period of one to four years. The compensation

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

expense incurred for these service-based awards is based on the closing market price of our stock on the date of grant and is amortized on a graded vesting basis over the requisite service period. The weighted average fair value of RSUs granted during the years ended December 31, 2016, 2015, and 2014 were $43.35, $41.61, and $41.71, respectively.

Non-vested RSUs, including performance-based and market-based RSUs, as of December 31, 2016, 2015, and 2014, and activity for each of the years then ended, are summarized as follows (shares in thousands):

	Shares	Weighted average grant date fair value
Non-vested at January 1, 2014	2,089	$23.44

Restricted stock granted	1,272	41.71
Restricted stock vested	(1,174)	21.94
Restricted stock forfeited	(184)	23.62

Non-vested at December 31, 2014	2,003	$35.91

Restricted stock granted	1,104	41.61
Restricted stock vested	(925)	32.39
Restricted stock forfeited	(368)	39.08

Non-vested at December 31, 2015	1,814	$40.53

Restricted stock granted	1,359	43.35
Restricted stock vested	(787)	38.34
Restricted stock forfeited	(303)	39.54

Non-vested at December 31, 2016	2,083	$43.34

Vested RSUs

Performance-based RSUs that vested based on annual financial results are included in the period that the performance criteria were met. The grant date fair value of RSUs that vested during the years ended December 31, 2016, 2015, and 2014 were $38.34, $32.39, and $21.94 million, respectively. Aggregate intrinsic value of RSUs vested and expected to vest at December 31, 2016 was $79.1 million calculated as the closing price per share of our common stock on the last trading day of the fiscal period multiplied by 1.8 million RSUs vested and expected to vest at December 31, 2016. RSUs expected to vest represent time-based RSUs unvested and outstanding at December 31, 2016, and performance-based RSUs for which the requisite service period has not been rendered, but are expected to vest based on the achievement of performance conditions. There was approximately $33.9 million of unrecognized compensation costs related to RSUs expected to vest as of December 31, 2016. That cost is expected to be recognized over a weighted average period of 1.33 years.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Performance-based and Market-based RSUs and Stock Options

Performance-based and market-based RSUs included in the tables above as of December 31, 2016, 2015, and 2014, and activity for each of the years then ended, are summarized below (in thousands):

	Performance-based		Market-based
	RSUs	Stock Options	RSUs
Non-vested at January 1, 2014	680	16	—

Granted	709	—	34
Vested	(403)	—	—
Forfeited	(134)	—	—

Non-vested at December 31, 2014	852	16	34

Granted	569	—	18
Vested	(284)	—	(3)
Forfeited	(217)	—	(26)

Non-vested at December 31, 2015	920	16	23

Granted	821	—	—
Vested	(226)	(4)	—
Forfeited	(250)	(12)	—

Non-vested at December 31, 2016	1,265	—	23

Approximately 21% of the non-vested performance-based RSUs at December 31, 2016 subsequently vested during the first quarter of 2017 based on achievement of specified performance criteria related to revenue and non-GAAP operating income targets.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

We use the BSM option pricing model to value performance-based awards. We use a Monte Carlo option pricing model to value market-based awards. The estimated grant date fair value per share of performance-based and market-based RSUs granted and the assumptions used to estimate grant date fair value for the years ended December 31, 2016, 2015, and 2014 are as follows:

	Performance-based		Market-based
	RSUs		RSUs
	Short-term	Long-term
Year ended December 31, 2016 Grants
Grant date fair value per share	$39.79	$45.76
Service period (years)	1.0	2.0 - 3.0

Year ended December 31, 2015 Grants
Grant date fair value per share	$38.77	$42.82	$33.84
Service period (years)	1.0	2.0 - 3.0
Derived service period (years)			1.60
Implied volatility			30.0%
Risk-free interest rate			1.7%

Year ended December 31, 2014 Grants
Grant date fair value per share	$42.04	$40.30	$32.10
Service period (years)	1.0	4.0
Derived service period (years)			1.53
Implied volatility			35.0%
Risk-free interest rate			2.3%

Our performance-based RSUs generally vest when specified performance criteria are met based on bookings, revenue, cash provided by operating activities, non-GAAP operating income, non-GAAP earnings per share, revenue growth compared to market comparables, non-GAAP earnings per share growth compared to cash flow from operating activities growth, or other targets during the service period; otherwise, they are forfeited. Non-GAAP operating income is defined as operating income determined in accordance with GAAP, adjusted to remove the impact of certain expenses as defined in Unaudited Non-GAAP Financial Information. Non-GAAP earnings per share is defined as net income determined in accordance with GAAP, adjusted to remove the impact of certain expenses, divided by the weighted average number of common shares and dilutive potential common shares outstanding during the period as more fully defined in Note 2—Earnings Per Share of the Notes to Consolidated Financial Statements.

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

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

service period of the awards. The average derived service period and total fair value were determined using a Monte Carlo valuation model based on our assumptions, which include a risk-free interest rate and implied volatility.

Note 13: Restructuring and Other

During the years ended December 31, 2016, 2015, and 2014, cost reduction actions lowered our operating expense run rate as we continue to analyze our cost structure and re-align our cost structure following our business acquisitions. These charges primarily relate to cost reduction actions undertaken to integrate recently acquired businesses, consolidate facilities, and lower our operating expense run rate. Restructuring and other consists primarily of restructuring, severance, retention, facility downsizing and relocation, and acquisition integration expenses. Our restructuring and other plans are accounted for in accordance with ASC 420, ASC 712, and ASC 820.

Restructuring and other costs for the years ended December 31, 2016, 2015, and 2014 were $6.7, $5.7, and $6.6 million, respectively. Restructuring and other charges include severance costs of $4.1, $3.0, and $3.2 million related to head count reductions of 128, 99, and 130 for the years ended December 31, 2016, 2015, and 2014, respectively. Severance costs include severance payments, related employee benefits, retention bonuses, outplacement fees, and relocation costs.

Facilities relocation and downsizing costs for the years ended December 31, 2016, 2015, and 2014 were $0.5, $0.9, and $2.0 million, respectively. Facilities restructuring and other costs are primarily related to the relocation of certain manufacturing and administrative locations to accommodate additional space requirements in 2016 and 2015, and consolidation of our German operations in 2014. Integration expenses for the years ended December 31, 2016, 2015, and 2014 of $2.1, $1.8, and $1.4 million, respectively, were required to integrate our business acquisitions.

Restructuring and other reserve activities for the years ended December 31, 2016 and 2015 are summarized as follows (in thousands):

	2016	2015
Reserve balance at January 1	$3,019	$2,102
Restructuring charges	2,808	3,109
Other charges	3,921	2,622
Non-cash restructuring and other	(403)	—
Cash payments	(7,521)	(4,814)

Reserve balance at December 31	$1,824	$3,019

Note 14: Segment Information, Geographic Regions, and Major Customers

Operating Segments

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

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

We classify our revenue, operating segment profit (i.e., gross profit), assets, and liabilities in accordance with our operating segments as follows:

Industrial Inkjet, which consists of our VUTEk and Matan super-wide and wide format display graphics, Reggiani textile, Jetrion label and packaging, and Cretaprint ceramic tile decoration and construction material industrial digital inkjet printers; UV curable, LED curable, ceramic, water-based, and thermoforming ink, as well as a variety of textile ink including dye sublimation, pigmented, reactive dye, acid dye, pure disperse dye, and water-based dispersed printing ink; digital inkjet printer parts; and professional services. Printing surfaces include paper, vinyl, corrugated, textile, glass, plastic, aluminum composite, ceramic tile, wood, and many other flexible and rigid substrates.

Productivity Software, which consists of a complete software suite that enables efficient and automated end-to-end business and production workflows for the print and packaging industry. This Productivity Suite also provides tools to enable revenue growth, efficient scheduling, and optimization of processes, equipment, and personnel. Customers are provided the financial and technical flexibility to deploy locally within their business or to be hosted in the cloud. The Productivity Suite addresses all segments of the print industry and consists of the: (i) Packaging Suite, with Radius at its core, for tag & label, cartons, and flexible packaging businesses; (ii) Corrugated Packaging Suite, with CTI at its core, for corrugated packaging businesses; (iii) Enterprise Commercial Print Suite, with Monarch at its core, for enterprise print businesses; (iv) Publication Print Suite, with Monarch or Technique at its core, for publication print businesses; (v) Mid-market Print Suite, with Pace at its core, for medium size print businesses; (vi) Quick Print Suite, with PrintSmith at its core, for small printers and in-plant sites; and (vii) Value Added Products, available with the suite and standalone, such as web-to-print, e-commerce, cross media marketing, warehousing, fulfillment, shop floor data collection, and shipping to reduce costs, increase profits, and offer new products and services to their existing and future customers. We also market Optitex fashion CAD software, which facilitates fast fashion and increased efficiency in the textile and fashion industries.

Fiery, which consists of digital front ends (“DFEs”) that transform digital copiers and printers into high performance networked printing devices for the office, industrial, and commercial printing markets. This operating segment is comprised of (i) stand-alone DFEs connected to digital printers, copiers, and other peripheral devices, (ii) embedded DFEs and design-licensed solutions used in digital copiers and multi-functional devices, (iii) optional software integrated into our DFE solutions such as Fiery Central and Graphics Arts Package, (iv) Fiery Self Serve, our self-service and payment solution, (v) PrintMe, our mobile printing application, and (vi) stand-alone software-based solutions such as our proofing and scanning solutions.

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

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Operating segment profit (i.e., gross profit), excluding stock-based compensation expense, for the years ended December 31, 2016, 2015, and 2014 is summarized as follows (in thousands):

	2016	2015	2014
Industrial Inkjet
Revenue	$562,583	$447,705	$379,170
Gross profit	199,448	152,918	143,981
Gross profit percentages	35.5%	34.2%	38.0%
Productivity Software
Revenue	$151,737	$135,350	$130,743
Gross profit	114,179	99,278	94,733
Gross profit percentages	75.2%	73.3%	72.5%
Fiery
Revenue	$277,745	$299,458	$280,514
Gross profit	198,322	210,140	193,585
Gross profit percentages	71.4%	70.2%	69.0%

Operating segment profit (i.e., gross profit) for the years ended December 31, 2016, 2015, and 2014 is reconciled to the Consolidated Statements of Operations as follows (in thousands):

	2016	2015	2014
Segment gross profit	$511,949	$462,336	$432,299
Stock-based compensation expense	(2,784)	(2,837)	(2,562)
Other items excluded from segment profit	(475)	(115)	—

Gross profit	$508,690	$459,384	$429,737

Tangible and intangible assets, net of liabilities, are summarized by operating segment as of December 31, 2016 and 2015 as follows (in thousands):

	Industrial Inkjet	Productivity Software	Fiery	Corporate and Unallocated Net Assets	Total
December 31, 2016
Goodwill	$141,068	$155,475	$63,298	$—	$359,841
Identified intangible assets, net	84,465	38,440	92	—	122,997
Tangible assets, net of liabilities	156,202	(27,689)	33,325	183,156	344,994

Net tangible and intangible assets	$381,735	$166,226	$96,715	$183,156	$827,832

December 31, 2015
Goodwill	$142,183	$133,128	$63,482	$—	$338,793
Identified intangible assets, net	101,623	33,432	497	—	135,552
Tangible assets, net of liabilities	102,351	(10,023)	23,954	233,567	349,849

Net tangible and intangible assets	$346,157	$156,537	$87,933	$233,567	$824,194

Corporate and unallocated assets consist of cash and cash equivalents, short-term investments, restricted investments and cash equivalents, corporate headquarters facility, convertible notes, imputed financing obligation, income taxes receivable, and income taxes payable.

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Our revenue by ship-to destination for the years ended December 31, 2016, 2015, and 2014 was as follows (in thousands):

	2016	2015	2014
Americas	$500,411	$473,599	$438,421
EMEA	360,305	291,103	244,545
APAC	131,349	117,811	107,461

Total Revenue	$992,065	$882,513	$790,427

Our tangible long-lived assets consist primarily of property and equipment, net, of $103.3 million. Of this amount, $88.5 million resides in the Americas, $12.9 million resides in EMEA, consisting primarily of Cretaprint and Reggiani equipment and leasehold improvements, and $1.9 million resides in APAC, consisting primarily of India leasehold improvements and equipment.

Major Customers

No customer accounted for more than 10% of our revenue for the year ended December 31, 2016. One customer, Xerox, provided revenue in excess of 10% of consolidated revenue by providing 12% and 11% of our consolidated revenue for the years ended December 31, 2015 and 2014, respectively. Xerox accounts receivable balance was 10% of our net consolidated accounts receivables at December 31, 2015.

15. Subsequent Events

Acquisition of the Freeflow Business from Xerox Corporation. (“Xerox”). On January 31, 2017, we acquired certain assets comprising Xerox’s FreeFlow Print Server DFE business for approximately $23.9 million in cash consideration.

SUPPLEMENTARY DATA

Unaudited Quarterly Consolidated Financial Information

The following table presents our operating results for each of the quarters in the years ended December 31, 2016 and 2015. The information for each of these quarters is unaudited, but has been prepared on the same basis as our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. In the opinion of management, all necessary adjustments (consisting only of normal recurring adjustments) have been included that are required to state fairly our unaudited quarterly results when read in conjunction with our audited consolidated financial statements and the notes thereto appearing in this Annual Report on Form 10-K. These operating results are not necessarily indicative of the results for any future period.

	2016
(in thousands except per share data)	Q1	Q2	Q3	Q4
Revenue	$234,133	$245,650	$245,575	$266,707
Gross profit	118,397	125,047	125,194	140,052
Income from operations	6,969	11,709	9,410	28,465
Net income	2,103	5,235	17,662	20,546
Net income per basic common share	$0.04	$0.11	$0.38	$0.44
Net income per diluted common share	$0.04	$0.11	$0.37	$0.43

	2015
(in thousands except per share data)	Q1	Q2	Q3	Q4
Revenue	$194,554	$202,721	$228,694	$256,544
Gross profit	105,440	108,403	116,285	129,256
Income from operations	11,076	13,368	12,780	19,419
Net income	5,237	7,717	10,257	10,329
Net income per basic common share	$0.11	$0.16	$0.22	$0.22
Net income per diluted common share	$0.11	$0.16	$0.21	$0.21

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

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to provide reasonable assurance as of December 31, 2016.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on our assessment using those criteria, we concluded that our internal control over financial reporting was effective as of December 31, 2016.

Our management has excluded the internal control over financial reporting at Rialco and Optitex from its assessment of internal control over financial reporting as of December 31, 2016 because they were acquired in purchase business combinations during 2016. Rialco and Optitex represent approximately 4.4% and 2.0% of the total consolidated assets and total consolidated revenue, respectively, of the Company as of and for the year ended December 31, 2016.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2016, as stated in their report included in this Annual Report on Form 10-K.

(c)	Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with our evaluation that occurred during the fourth quarter of fiscal 2016 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

(d)	Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Electronics For Imaging, Inc.

Fremont, California

We have audited the internal control over financial reporting of Electronics For Imaging, Inc. and subsidiaries (the “Company”) as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control over Financial Reporting, management excluded Rialco Limited (“Rialco”) and Optitex Ltd. (“Optitex”) from its assessment of internal control over financial reporting as of December 31, 2016 because they were acquired in purchase business combinations during 2016. Rialco and Optitex represent approximately 4.4% and 2.0% of the total consolidated assets and total consolidated revenue, respectively, of the Company as of and for the year ended December 31, 2016. Accordingly, our audit did not include the internal control over financial reporting at Rialco and Optitex. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2016 of the Company and our report dated February 21, 2017 expressed an unqualified opinion on those financial statements and financial statement schedule.

/S/    DELOITTE & TOUCHE LLP

San Jose, California

February 21, 2017

Item 9B: Other Information

None.

PART III

Item 10: Directors, Executive Officers and Corporate Governance

Information regarding our directors is incorporated by reference from the information contained under the caption “Election of Directors” in our Proxy Statement for our 2017 Annual Meeting of Stockholders (the “2017 Proxy Statement”). Information regarding our current executive officers is incorporated by reference from information contained under the caption “Executive Officers” in our 2017 Proxy Statement. Information regarding Section 16 reporting compliance is incorporated by reference from information contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2017 Proxy Statement. Information regarding the Audit Committee of our Board of Directors and information regarding an Audit Committee financial expert is incorporated by reference from information contained under the caption “Meetings and Committees of the Board of Directors” in our 2017 Proxy Statement. Information regarding our code of ethics is incorporated by reference from information contained under the caption “Meetings and Committees of the Board of Directors” in our 2017 Proxy Statement. Information regarding our implementation of procedures for stockholder nominations to our Board of Directors is incorporated by reference from information contained under the caption “Meetings and Committees of the Board of Directors” in our 2017 Proxy Statement.

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

Item 11: Executive Compensation

The information required by this item is incorporated by reference from the information contained under the captions “Compensation Discussion and Analysis” and “Executive Compensation” in our 2017 Proxy Statement.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Other than information regarding securities authorized for issuance under equity compensation plans, which is set forth below, the information required by this item is incorporated by reference from the information contained under the caption “Security Ownership” in our 2017 Proxy Statement.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2016 concerning securities that are authorized under equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column 1)
Equity compensation plans approved by stockholders	2,399,075	$13.86	(1)	4,081,835	(2)
Equity compensation plans not approved by stockholders	—	—		—

Total	2,399,075	$13.86		4,081,835

(1)	Calculated without taking into account 2,083,075 RSUs that will become issuable as those units vest, without any cash consideration or other payment required for such shares.
(2)	Includes 1,660,761 shares available under the 2009 Plan, 1,234,744 treasury shares available due to net share settlement, and 1,186,330 shares available under the ESPP.

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

(3)	Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation

3.2	Amended and Restated By-Laws of Electronics For Imaging, Inc., (as amended August 12, 2009) (1)

4.1	Specimen Common Stock Certificate of the Company (2)

4.2	Indenture (including Form of Notes) with respect to the Company’s 0.75% Convertible Senior Notes due 2019, dated as of September 9, 2014, between the Company and U.S. Bank National Association, as trustee (14)

10.1*	Agreement dated December 6, 2000, by and between Adobe Systems Incorporated and the Company (3)

10.2*	Electronics For Imaging, Inc. 2009 Equity Incentive Award Plan Stock Option Grant Notice and Stock Option Agreement (1)

10.3*	Electronics For Imaging, Inc. 2009 Equity Incentive Award Plan Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Grant Agreement (1)

10.4*	Electronics For Imaging, Inc. 2009 Equity Incentive Award Plan Restricted Stock Award Grant Notice and Restricted Stock Award Grant Agreement (1)

10.5*	Electronics For Imaging, Inc. 2009 Equity Incentive Award Plan (4)

10.6*	Form of Indemnification Agreement (2)

10.7*	Form of Indemnity Agreement (5)

10.8+	OEM Distribution and License Agreement dated September 19, 2005 by and among Adobe Systems Incorporated, Adobe Systems Software Ireland Limited and the Company, as amended by Amendment No. 1 dated as of October 1, 2005 (6)

10.9+	Amendment No. 2 to OEM Distribution and License Agreement by and among Adobe Systems Incorporated, Adobe Systems Software Ireland Limited and the Company, effective as of October 1, 2005 (7)

10.10+	Amendment No. 4 to OEM Distribution and License Agreement by and among Adobe Systems Incorporated, Adobe Systems Software Ireland Limited and the Company, effective as of January 1, 2006 (8)

10.11	Purchase and Sale Agreement between Electronics for Imaging, Inc. and John Arrillaga Survivor’s Trust, represented by John Arrillaga, Trustee, and Richard T. Peery Separate Property Trust, represented by Richard T. Peery, Trustee, dated April 19, 2013 (9)

10.12	Lease Agreement between Electronics for Imaging, Inc. and John Arrillaga Survivor’s Trust, represented by John Arrillaga, Trustee, and Richard T. Peery Separate Property Trust, represented by Richard T. Peery, Trustee, dated April 19, 2013 (9)

10.13*	EFI 2016 Bonus Program (10)

10.14*	EFI 2016 Performance Accelerator Bonus Program (10)

10.15*	Employment Agreement Effective January 27, 2014 by and between the Company and Guy Gecht (11)

10.16*	Employment Agreement Effective April 22, 2015 by and between the Company and Marc Olin (12)

Exhibit No.	Description
10.17	Form of Call Option Confirmation relating to the Company’s 0.75% Convertible Senior Notes due 2019 (13)

10.18	Form of Warrant Confirmation relating to the Company’s 0.75% Convertible Senior Notes due 2019 (13)

12.1	Computation of Ratios of Earnings to Fixed Charges

21	List of Subsidiaries

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

24.1	Power of Attorney (see signature page of this Annual Report on Form 10-K)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contracts or compensatory plan or arrangement
+	The Company has received confidential treatment with respect to portions of these documents

(1)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 17, 2009 and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 33-50966) and incorporated herein by reference.
(3)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 18805) and incorporated herein by reference.
(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on June 6, 2013 (File No. 18805) and incorporated herein by reference.
(5)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on February 15, 2008 (File No. 18805) and incorporated herein by reference.
(6)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 18805) and incorporated herein by reference.
(7)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (File No. 18805) and incorporated herein by reference.
(8)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 18805) and incorporated herein by reference.
(9)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013. (File No. 18805) and incorporated herein by reference.

(10)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016. (File No. 18805) and incorporated herein by reference.
(11)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014. (File No. 18805) and incorporated herein by reference.
(12)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. (File No. 18805) and incorporated herein by reference.
(13)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on September 9, 2014 (File No. 000-18805) and incorporated herein by reference.

(b) List of Exhibits

See Item 15(a).

(c) Consolidated Financial Statement Schedule II for the years ended December 31, 2016, 2015, and 2014.

Item 16: Form 10-K Summary

None.

ELECTRONICS FOR IMAGING, INC.

Schedule II

Valuation and Qualifying Accounts

(in thousands)	Balance at beginning of period	Charged to revenue and expenses	Charged to (from) other accounts	Deductions	Balance at end of period
Year Ended December 31, 2016
Allowance for bad debts and sales-related allowances	$21,993	$10,678	$—	$(9,341)	$23,330
Year Ended December 31, 2015
Allowance for bad debts and sales-related allowances	17,517	7,536	—	(3,060)	21,993
Year Ended December 31, 2014
Allowance for bad debts and sales-related allowances	16,433	7,408	—	(6,324)	17,517

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRONICS FOR IMAGING, INC.

February 21, 2017	By:	/s/ GUY GECHT

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

Signature	Title	Date
/S/ GUY GECHT	Chief Executive Officer, Director	February 21, 2017

Guy Gecht	(Principal Executive Officer)

/S/ MARC OLIN	Chief Financial Officer (Principal	February 21, 2017

Marc Olin	Financial and Accounting Officer)

/s/ ERIC BROWN	Director	February 21, 2017

Eric Brown

/s/ GILL COGAN	Director	February 21, 2017

Gill Cogan

/s/ THOMAS GEORGENS	Director	February 21, 2017

Thomas Georgens

/s/ RICHARD A. KASHNOW	Director	February 21, 2017

Richard A. Kashnow

/s/ DAN MAYDAN	Director	February 21, 2017

Dan Maydan

Exhibit Index

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation

3.2	Amended and Restated By-Laws of Electronics For Imaging, Inc., (as amended August 12, 2009) (1)

4.1	Specimen Common Stock Certificate of the Company (2)

4.2	Indenture (including Form of Notes) with respect to the Company’s 0.75% Convertible Senior Notes due 2019, dated as of September 9, 2014, between the Company and U.S. Bank National Association, as trustee (14)

10.1*	Agreement dated December 6, 2000, by and between Adobe Systems Incorporated and the Company (3)

10.2*	Electronics For Imaging, Inc. 2009 Equity Incentive Award Plan Stock Option Grant Notice and Stock Option Agreement (1)

10.3*	Electronics For Imaging, Inc. 2009 Equity Incentive Award Plan Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Grant Agreement (1)

10.4*	Electronics For Imaging, Inc. 2009 Equity Incentive Award Plan Restricted Stock Award Grant Notice and Restricted Stock Award Grant Agreement (1)

10.5*	Electronics For Imaging, Inc. 2009 Equity Incentive Award Plan (4)

10.6*	Form of Indemnification Agreement (2)

10.7*	Form of Indemnity Agreement (5)

10.8+	OEM Distribution and License Agreement dated September 19, 2005 by and among Adobe Systems Incorporated, Adobe Systems Software Ireland Limited and the Company, as amended by Amendment No. 1 dated as of October 1, 2005 (6)

10.9+	Amendment No. 2 to OEM Distribution and License Agreement by and among Adobe Systems Incorporated, Adobe Systems Software Ireland Limited and the Company, effective as of October 1, 2005 (7)

10.10+	Amendment No. 4 to OEM Distribution and License Agreement by and among Adobe Systems Incorporated, Adobe Systems Software Ireland Limited and the Company, effective as of January 1, 2006 (8)

10.11	Purchase and Sale Agreement between Electronics for Imaging, Inc. and John Arrillaga Survivor’s Trust, represented by John Arrillaga, Trustee, and Richard T. Peery Separate Property Trust, represented by Richard T. Peery, Trustee, dated April 19, 2013 (9)

10.12	Lease Agreement between Electronics for Imaging, Inc. and John Arrillaga Survivor’s Trust, represented by John Arrillaga, Trustee, and Richard T. Peery Separate Property Trust, represented by Richard T. Peery, Trustee, dated April 19, 2013 (9)

10.13*	EFI Section 16 2016 Bonus Program (10)

10.14*	EFI 2016 Performance Accelerator Bonus Program (10)

10.15*	Employment Agreement Effective January 27, 2014 by and between the Company and Guy Gecht (11)

10.16*	Employment Agreement Effective April 22, 2015 by and between the Company and Marc Olin (12)

10.17	Form of Call Option Confirmation relating to the Company’s 0.75% Convertible Senior Notes due 2019 (13)

Exhibit No.	Description

10.18	Form of Warrant Confirmation relating to the Company’s 0.75% Convertible Senior Notes due 2019 (13)

12.1	Computation of Ratios of Earnings to Fixed Charges

21	List of Subsidiaries

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

24.1	Power of Attorney (see signature page of this Annual Report on Form 10-K)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contracts or compensatory plan or arrangement
+	The Company has received confidential treatment with respect to portions of these documents
(1)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 17, 2009 and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 33-50966) and incorporated herein by reference.
(3)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 000-18805) and incorporated herein by reference.
(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on June 6, 2013 (File No. 18805) and incorporated herein by reference.
(5)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on February 15, 2008 (File No. 18805) and incorporated herein by reference.
(6)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 18805) and incorporated herein by reference.
(7)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (File No. 18805) and incorporated herein by reference.
(8)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 18805) and incorporated herein by reference.
(9)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013. (File No. 18805) and incorporated herein by reference.
(10)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016. (File No. 18805) and incorporated herein by reference.
(11)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014. (File No. 18805) and incorporated herein by reference.
(12)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 18805) and incorporated herein by reference.
(13)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on September 9, 2014 (File No. 000-18805) and incorporated herein by reference.