Form 10-Q
period 2017-03-31
ELECTRONICS FOR IMAGING INC
filed 2017-05-02
CIK 867374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of Common Stock outstanding as of April 17, 2017 was 46,520,513.

Electronics For Imaging, Inc.

PART I – FINANCIAL INFORMATION

Item 1:	Condensed Consolidated Financial Statements

Electronics For Imaging, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands)	March 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$151,096	$164,313
Short-term investments, available for sale	292,403	295,428
Accounts receivable, net of allowances of $24.9 and $23.3 million, respectively	225,529	220,813
Inventories	113,810	99,075
Income taxes receivable	1,031	975
Assets held for sale	3,781	3,781
Other current assets	35,201	31,881

Total current assets	822,851	816,266
Property and equipment, net	103,181	103,304
Restricted investments and cash equivalents	10,660	6,252
Goodwill	371,674	359,841
Intangible assets, net	136,458	122,997
Deferred tax assets	58,562	58,477
Other assets	16,132	14,359

Total assets	$1,519,518	$1,481,496

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$109,835	$114,287
Accrued and other liabilities	98,925	85,505
Deferred revenue	65,408	53,813
Income taxes payable	9,815	10,256

Total current liabilities	283,983	263,861
Convertible senior notes, net	308,000	304,484
Imputed financing obligation related to build-to-suit lease	14,024	14,152
Noncurrent contingent and other liabilities	54,048	42,786
Deferred tax liabilities	14,940	16,351
Noncurrent income taxes payable	11,864	12,030

Total liabilities	686,859	653,664

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 150,000 shares authorized; 53,546 and 53,038 shares issued, respectively	535	530
Additional paid-in capital	722,031	705,901
Treasury stock, at cost; 6,950 and 6,457 shares, respectively	(296,185)	(273,730)
Accumulated other comprehensive loss	(18,334)	(24,694)
Retained earnings	424,612	419,825

Total stockholders’ equity	832,659	827,832

Total liabilities and stockholders’ equity	$1,519,518	$1,481,496

See accompanying notes to condensed consolidated financial statements.

Electronics For Imaging, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended
	March 31,
(in thousands, except per share amounts)	2017	2016

Revenue	$228,691	$234,133

Cost of revenue (1)	105,161	115,736

Gross profit	123,530	118,397
Operating expenses:
Research and development (1)	39,627	37,122
Sales and marketing (1)	43,035	41,530
General and administrative (1)	21,029	20,832
Restructuring and other (Note 11)	918	2,715
Amortization of identified intangibles	10,778	9,229

Total operating expenses	115,387	111,428

Income from operations	8,143	6,969
Interest expense	(4,660)	(4,358)
Interest income and other income (expense), net	287	(221)

Income before income taxes	3,770	2,390
Benefit from (provision for) income taxes	1,017	(287)

Net income	$4,787	$2,103

Net income per basic common share	$0.10	$0.04

Net income per diluted common share	$0.10	$0.04

Shares used in basic per-share calculation	46,551	47,215

Shares used in diluted per-share calculation	47,208	47,923

(1)	Includes stock-based compensation expense as follows:

	2017	2016
Cost of revenue	$834	$697
Research and development	3,570	3,039
Sales and marketing	2,295	2,349
General and administrative	3,581	5,199

See accompanying notes to condensed consolidated financial statements.

Electronics For Imaging, Inc.

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

	Three months ended March 31,
(in thousands)	2017	2016
Net income	$4,787	$2,103

Net unrealized investment gains:
Unrealized holding gains, net of tax provisions of less than $0.1 million and $0.5 million, respectively	135	776
Reclassification adjustments included in net income, net of tax benefit of less than $0.1 million and tax provision of less than $0.1 million, respectively	(4)	18

Net unrealized investment gains	131	794
Currency translation adjustments, net of no tax benefit and a tax benefit of $0.8 million, respectively	6,174	6,446
Net unrealized gains on cash flow hedges	55	51

Comprehensive income	$11,147	$9,394

See accompanying notes to condensed consolidated financial statements.

Electronics For Imaging, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three months ended March 31,
(in thousands)	2017	2016
Cash flows from operating activities:
Net income	$4,787	$2,103
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,929	13,008
Deferred taxes	(899)	(3,827)
Provisions for bad debt and sales-related allowances	2,822	4,140
Provision for inventory obsolescence	752	2,272
Stock-based compensation, net of cash settlements	10,280	11,265
Non-cash accretion of interest expense on convertible notes and imputed financing obligation	3,672	3,273
Other non-cash charges and credits	2,486	2,878
Changes in operating assets and liabilities, net of effect of acquired businesses	(23,931)	(26,147)

Net cash provided by operating activities	14,898	8,965

Cash flows from investing activities:
Purchases of short-term investments	(35,149)	(58,323)
Proceeds from sales and maturities of short-term investments	38,235	110,417
Purchases of restricted investments and cash equivalents	(4,405)	—
Purchases, net of proceeds from sales, of property and equipment	(3,789)	(5,213)
Businesses purchased, net of cash acquired	(5,700)	(7,982)

Net cash (used for) provided by investing activities	(10,808)	38,899

Cash flows from financing activities:
Proceeds from issuance of common stock	5,855	4,909
Purchases of treasury stock and net share settlements	(22,455)	(23,092)
Repayment of debt assumed through business acquisitions and debt issuance costs	(411)	(4,492)
Contingent consideration payments related to businesses acquired	(1,265)	(1,443)

Net cash used for financing activities	(18,276)	(24,118)

Effect of foreign exchange rate changes on cash and cash equivalents	969	2,319

(Decrease) Increase in cash and cash equivalents	(13,217)	26,065
Cash and cash equivalents at beginning of quarter	164,313	164,091

Cash and cash equivalents at end of quarter	$151,096	$190,156

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

These condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP” or “GAAP”) for interim financial information, rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements, and accounting policies consistent in all material respects with those applied in preparing our audited annual consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016. These condensed consolidated financial statements and accompanying notes should be read in conjunction with our annual consolidated financial statements and the notes thereto for the year ended December 31, 2016, included in our Annual Report on Form 10-K. In the opinion of management, these condensed consolidated financial statements reflect all adjustments, including normal recurring adjustments, management considers necessary for the fair presentation of our financial position, operating results, comprehensive income, and cash flows for the interim periods presented. Our results for the interim periods are not necessarily indicative of results for the entire year.

Recent Accounting Pronouncements

Inventory Valuation. In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-11, Simplifying the Measurement of Inventory, which became effective in the first quarter of 2017. ASU 2015-11 requires that inventory be valued at the lower of cost or net realizable value, which is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. We previously valued inventory at the lower of cost or net realizable value less a reasonable profit margin as allowed by previous inventory valuation guidance. The adoption of ASU 2015-11 increased our inventory valuation by $0.4 million in 2017.

Revenue Recognition. ASU 2014-09, Revenue from Contracts with Customers, issued in May 2014, and ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, and subsequent amendments, enhances the comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets. The principles-based guidance provides a framework for addressing revenue recognition issues comprehensively. The standard requires that revenue be recognized in an amount that reflects the consideration that the entity expects to be entitled in exchange for goods or services, which are referred to as performance obligations.

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

ASU 2014-09 will be effective in the first quarter of 2018. Two adoption methods are allowed under ASU 2014-09. Under the full retrospective method, the revised guidance is applied to all contracts in all reporting periods presented in the financial statements, subject to certain allowable exceptions. Retained earnings is adjusted for the cumulative effect of the change as of January 1, 2016. Under the modified retrospective method, the revised guidance is applied to all contracts existing as of January 1, 2018, with an adjustment to beginning retained earnings for the cumulative effect of the change and providing additional disclosures comparing results to previous guidance. We are evaluating the impact of each transition method on our financial statements and related disclosures.

Upon initial evaluation, we believe the key changes in the guidance that impact our revenue recognition relate to the allocation of contract revenue between various services and software licenses, and the timing of when those revenues are recognized. The requirement to defer incremental contract acquisition costs and recognize them over the contract period or expected customer life will result in the recognition of a deferred charge on our balance sheet. We are currently assessing the impact of these requirements on our consolidated financial statements upon adoption.

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

Several indicators of the nature of the relationship that are considered under current guidance have been streamlined and clarified in the new guidance by focusing more specifically on the performance obligations that must be fulfilled in the transaction, which entity carries the inventory risk in the transaction, and which entity controls the pricing of the good or service. Credit risk will no longer be a criterion. This guidance will be effective in the first quarter of 2018. We are evaluating its impact on our revenue and results of operations.

Stock-based Compensation. In March 2016, the FASB issued ASU 2016-09, which became effective in the first quarter of 2017 with early adoption permitted. We elected to early adopt this standard in the second quarter of 2016, which required retroactive application of this standard as of the first quarter in 2016 resulting in the following:

•

Under this guidance, all excess tax benefits and deficiencies were recognized as income tax expense. Excess tax benefits of less than $0.1 million that were charged to additional paid-in capital in the first quarter of 2016 were reversed upon adoption. We recorded $2.2 million of deferred tax assets related to excess tax benefits for federal research and development income tax credits not previously benefitted.

•

The requirement to reclassify gross excess tax benefits related to stock-based compensation from operating to financing activities in the statement of cash flows was eliminated. The reclassification of $0.2 million in the first quarter of 2016 has been reversed upon adoption. We applied this guidance retrospectively to all prior periods to maintain the comparability of presentation between periods, which resulted in a $0.2 million increase in cash flows provided by operating activities during the three months ended March 31, 2016, and a corresponding decrease in cash flows provided by financing activities.

•

We elected to account for forfeitures when they occur instead of estimating the expected forfeiture rate. Adoption of this provision during the second quarter of 2016 resulted in a retroactive net income adjustment of $0.2 million, net of tax effect, in the first quarter of 2016 and a cumulative effect adjustment to retained earnings of $2.1 million, net of tax, as of January 1, 2016.

•

Statutory tax withholding is permitted up to the maximum statutory tax rate in applicable jurisdictions. The retrospective impact of this provision on prior period financial statements is not material.

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

ASU 2016-15 will be effective in the first quarter of 2018. Accordingly, $63.6 million debt discount attributable to the difference between the 0.75% coupon interest rate on our 0.75% Convertible Senior Notes Due 2019 (“Notes”) and the 4.98% (5.46% inclusive of debt issuance costs) effective interest rate will be classified as an operating cash outflow in the Condensed Consolidated Statement of Cash Flows upon cash settlement in 2019.

Restricted Cash. In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows: Restricted Cash, requiring that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. Under current guidance, changes in restricted cash and restricted cash equivalents are included in operating or investing activities in the condensed consolidated statements of cash flows.

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

We have not quantified the impact, but we expect our consolidated financial position and results of operations to be materially affected.

Definition of a Business. ASU 2017-01, Business Combinations: Clarifying the Definition of a Business, was issued in January 2017. Under current guidance, a business is defined as an integrated set of assets and activities that usually consists of inputs, processes, and outputs. However, outputs are not required to be present and only some inputs and processes must be present if the acquiring entity can produce outputs by integrating the acquired set of assets and activities with its own inputs and processes. Under ASU 2017-01, when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single asset or group of similar identifiable assets, then we must determine whether the acquired (or disposed) gross assets and activities include an input and a substantive process that together significantly contribute to the ability to create an output. A framework and specific criteria are provided to assist with this evaluation. “Output” is narrowly defined to be consistent with the description in the new revenue guidance. Missing inputs and processes may not be replaced by integration with our own inputs and processes under the new guidance.

Our condensed consolidated financial statements may be impacted if an acquisition does not qualify as a business combination after ASU 2017-01 is effective in the first quarter of 2018.

Nonfinancial Asset Derecognition. In February 2017, the FASB issued ASU 2017-05, Other Income — Gains and Losses from the Derecognition of Nonfinancial Assets: Clarifying the Scope of Asset Derecognition and Accounting for Partial Sales of Nonfinancial Assets, which clarifies the scope of recent guidance as it relates to nonfinancial asset derecognition and the accounting for partial sales of nonfinancial assets. The ASU conforms the derecognition guidance as it relates to nonfinancial assets with the derecognition guidance in the new revenue standard (ASU 2014-09) and is expected to have a material impact on the accounting for real estate dispositions.

ASU 2017-05 will be effective in the first quarter of 2018. This guidance may be adopted using either the full retrospective or modified retrospective method as defined in ASU 2014-09; however, we are not required to adopt the same method for ASU 2014-09 and ASU 2017-05.

Supplemental Cash Flow Information

	Three Months Ended March 31,
(in thousands)	2017	2016
Net cash paid for income taxes	$2,092	$1,960

Cash paid for interest expense	$1,661	$1,694

Acquisitions of businesses:
Cash paid for businesses purchased, excluding contingent consideration	$5,700	$8,238
Cash acquired in business acquisition	—	(256)

Net cash paid for businesses purchased, net of cash acquired	$(5,700)	$7,982

Common stock issued in connection with Reggiani Macchine SpA (“Reggiani”) acquisition	$—	$73

Non-cash investing and financing activities:
Non-cash settlement of vacation liabilities by issuing restricted stock units (“RSUs”)	$—	$2,733
Property, equipment, and intellectual property received, but not paid	1,060	1,478

	$1,060	$4,211

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

Performance-based and market-based restricted stock and stock options that would be issuable if the end of the reporting period were the end of the vesting period, if the result would be dilutive, are assumed to be outstanding for purposes of determining net income per diluted common share as of the later of the beginning of the period or the grant date in accordance with ASC 260-10-45-48. Accordingly, performance-based RSUs, which vested on various dates during the three months ended March 31, 2017 and 2016, based on achievement of specified performance criteria related to revenue, cash flows from operating activities, and non-GAAP operating income targets, and performance-based stock options, which vested during the three months ended March 31, 2016 based on achievement of specified targets related to non-GAAP return on equity are included in the determination of net income per diluted common share as of the beginning of each period.

Basic and diluted earnings per share during the three months ended March 31, 2017 and 2016 are reconciled as follows (in thousands, except per share amounts):

	Three months ended March 31,
	2017	2016
Basic net income per share:
Net income available to common shareholders	$4,787	$2,103
Weighted average common shares outstanding	46,551	47,215

Basic net income per share	$0.10	$0.04

Diluted net income per share:
Net income available to common shareholders	$4,787	$2,103
Weighted average common shares outstanding	46,551	47,215
Diluted stock options and non-vested restricted stock	657	708

Weighted average common shares outstanding for purposes of computing diluted net income per share	47,208	47,923

Diluted net income per share	$0.10	$0.04

Potential shares of common stock that are not included in the determination of diluted net income per share because they are anti-dilutive consist of ESPP purchase rights having an anti-dilutive effect of less than 0.1 million shares for the three months ended March 31, 2017 and 2016.

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

3. Balance Sheet Details

Inventories

Inventories, net of allowances, as of March 31, 2017 and December 31, 2016 are as follows (in thousands):

	March 31,	December 31,
	2017	2016
Raw materials	$49,675	$45,798
Work in process	10,633	7,362
Finished goods	53,502	45,915

	$113,810	$99,075

Deferred Cost of Revenue

Deferred cost of revenue related to unrecognized revenue on shipments to customers was $3.5 and $3.4 million as of March 31, 2017 and December 31, 2016, respectively, and is included in other current assets in our Condensed Consolidated Balance Sheets.

Product Warranty Reserves

The changes in product warranty reserves during the three months ended March 31, 2017 and 2016 are as follows (in thousands):

	2017	2016
Balance at January 1,	$10,319	$9,635
Liability assumed upon acquiring FreeFlow print server (“FFPS”)	9,368	—
Provisions, net of releases	3,564	3,073
Settlements	(4,144)	(3,041)

Balance at March 31,	$19,107	$9,667

Accumulated Other Comprehensive Loss (“OCI”)

OCI classified within stockholders’ equity in our Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016 is as follows (in thousands):

	March 31,	December 31,
	2017	2016
Net unrealized investment losses	$(342)	$(473)
Currency translation losses	(18,056)	(24,230)
Net unrealized gains on cash flow hedges	64	9

Accumulated other comprehensive loss	$(18,334)	$(24,694)

Amounts reclassified out of OCI were less than $0.1 million, net of tax, during the three months ended March 31, 2017 and 2016, and consisted of unrealized gains and losses from investments in debt securities that are reported within interest income and other income (expense), net, in our Condensed Consolidated Statements of Operations.

4. Acquisition

We acquired certain assets comprising the FFPS business from Xerox Corporation (“Xerox”), a New York corporation headquartered in Norwalk, Connecticut, on January 31, 2017. FFPS is included in our Fiery operating segment. Acquisition-related transaction costs were $0.7 million during the three months ended March 31, 2017.

We purchased FFPS for cash consideration of $23.9 million consisting of $5.9 million paid at closing, $9.0 million payable in July 2017, and $9.0 million payable in July 2018, which have been discounted at our incremental borrowing rate of 4.98%, resulting in a purchase price of $23.0 million. FFPS is a digital front end (“DFE”) that previously competed with our Fiery DFE.

This acquisition was accounted for as a purchase business combination. We allocated the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair value on January 31, 2017, which is the acquisition date. Excess purchase consideration was recorded as goodwill. Factors contributing to a purchase price that results in goodwill include, but are not limited to, the opportunity to cross-sell FFPS DFEs to existing customers, the positive reputation of FFPS in the market, the opportunity to sell Fiery DFEs to FFPS customers, and the opportunity to expand our presence in the DFE market through the synergy of FFPS technology with existing Fiery products.

We engaged a third party valuation firm to aid management in its analyses of the fair value of FFPS. All estimates, key assumptions, and forecasts were either provided by or reviewed by us. While we chose to utilize a third party valuation firm, the fair value analyses and related valuations represent the conclusions of management and not the conclusions or statements of any third party.

The purchase price allocation is preliminary and subject to change within the measurement period as the valuation is finalized. We expect to continue to obtain information to assist us in finalizing the fair value of the net assets acquired during the measurement period, which ends on January 31, 2018. Measurement period adjustments will be recognized in the reporting period in which the adjustment amounts are determined, if any.

Valuation Methodologies

Intangible assets acquired from FFPS consist of a purchasing agreement between the parties, “take-or-pay” contractual penalty, trade name, existing technology, and in-process research & development (“IPR&D”). Each intangible asset valuation methodology for the FFPS acquisition assumes either a risk-free discount rate of 4.98% or probability-adjusted discount rates between 18% and 20%.

Purchasing Agreement was valued using the excess earnings method, which is an income approach. According to the Master Purchasing Agreement (the “Purchasing Agreement”) entered into with Xerox, we will be their preferred supplier of DFEs provided that we meet quality, cost, delivery, and services requirements. The value of purchasing agreement lies in the generation of a consistent and predictable revenue source without incurring the costs normally required to acquire the Purchasing Agreement. The Purchasing Agreement was valued by estimating the revenue attributable to the Purchasing Agreement and probability-weighted in each forecast year to reflect the uncertainty of maintaining the existing relationship with Xerox beyond the initial five-year term of the agreement.

Take-or-pay Contract was valued using the Monte Carlo method, which is an income approach. If Xerox’s purchases of Fiery and FFPS DFEs during each of four consecutive 12-month periods is less than the minimum level defined for each purchase period, then Xerox shall make a one-time payment in an amount equal to a percentage of such shortfall compared to the minimum level, subject to the maximum payment amount agreed between the parties for each purchase period. Key assumptions include a risk-free discount rate of 4.98%, asset volatility of 27%, and probability-adjusted DFE revenue. If Xerox’s purchases of Fiery and FFPS DFEs exceed the minimum purchase levels defined for each purchase period, then we will pay a percentage of such excess to Xerox.

Trade Name was valued using the relief from royalty method, which is an income approach, with royalty rates based on various factors including an analysis of market data, comparable trade name agreements, and historical advertising dollars spent supporting the trade name.

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

IPR&D was valued using the relief from royalty method by estimating the cost to develop purchased IPR&D into commercially viable products, estimating the net cash flows resulting from the sale of those products, and discounting the net cash flows back to their present value. Project schedules were 63% complete as of the acquisition date and 75% as of March 31, 2017 based on management’s estimate of tasks completed to achieve technical and commercial feasibility. IPR&D is subject to amortization after product completion over the product life or otherwise assessed for impairment in accordance with acquisition accounting guidance. Additional costs incurred to complete IPR&D after the acquisition are expensed.

The allocation of the FFPS purchase price to the assets acquired and liabilities assumed (in thousands) is summarized as follows:

	Weighted average useful life	Purchase Price Allocation
Purchasing agreement	10 years	$8,800
Take-or-pay contract	4 years	9,000
Existing technology	2 years	2,570
Trade name	5 years	1,020
IPR&D	—	70
Goodwill	—	7,120

		28,580
Net tangible liabilities		(5,537)

Total purchase price		$23,043

Pro forma results of operations for FFPS have not been presented because they are not material to our Condensed Consolidated Results of Operations for the three months ended March 31, 2017 and 2016. Goodwill, which represents the excess of the purchase price over the net tangible and intangible assets acquired, that was generated by our acquisition of FFPS is not deductible for tax purposes.

5. Investments and Fair Value Measurements

We invest our excess cash on deposit with major banks in money market, U.S. Treasury and government-sponsored entity, corporate, municipal government, asset-backed, and mortgage-backed residential debt securities. By policy, we invest primarily in high-grade marketable securities. We are exposed to credit risk in the event of default by the financial institutions or issuers of these investments to the extent of amounts recorded in our Condensed Consolidated Balance Sheets.

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

Our available-for-sale short-term investments as of March 31, 2017 and December 31, 2016 are as follows (in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
March 31, 2017
U.S. Government and sponsored entities	$70,895	$38	$(328)	$70,605
Corporate debt securities	197,310	133	(427)	197,016
Municipal government	1,661	—	—	1,661
Asset-backed securities	21,789	71	(29)	21,831
Mortgage-backed securities – residential	1,291	2	(3)	1,290

Total short-term investments	$292,946	$244	$(787)	$292,403

December 31, 2016
U.S. Government and sponsored entities	$70,893	$49	$(348)	$70,594
Corporate debt securities	198,166	102	(621)	197,647
Municipal government	1,278	—	(1)	1,277
Asset-backed securities	24,233	79	(17)	24,295
Mortgage-backed securities – residential	1,615	3	(3)	1,615

Total short-term investments	$296,185	$233	$(990)	$295,428

The fair value and duration that investments, including cash equivalents, have been in a gross unrealized loss position as of March 31, 2017 and December 31, 2016 are as follows (in thousands):

	Less than 12 Months		More than 12 Months		TOTAL
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2017
U.S. Government and sponsored entities	$43,964	$(328)	$—	$—	$43,964	$(328)
Corporate debt securities	127,857	(417)	6,190	(10)	134,047	(427)
Asset-backed securities	8,973	(22)	2,742	(7)	11,715	(29)
Mortgage-backed securities – residential	382	(1)	129	(2)	511	(3)

Total	$181,176	$(768)	$9,061	$(19)	$190,237	$(787)

December 31, 2016
U.S. Government and sponsored entities	$39,810	$(348)	$—	$—	$39,810	$(348)
Corporate debt securities	133,382	(581)	13,158	(40)	146,540	(621)
Municipal government	1,268	(1)	—	—	1,268	(1)
Asset-backed securities	4,540	(7)	4,611	(10)	9,151	(17)
Mortgage-backed securities – residential	428	(1)	153	(2)	581	(3)

Total	$179,428	$(938)	$17,922	$(52)	$197,350	$(990)

For fixed income securities that have unrealized losses as of March 31, 2017, we have determined that we do not have the intent to sell any of these investments and it is not more likely than not that we will be required to sell any of these investments before recovery of the entire amortized cost basis. We have evaluated these fixed income securities and determined that no credit losses exist. Accordingly, management has determined that the unrealized losses on our fixed income securities as of March 31, 2017 were temporary in nature.

Amortized cost and estimated fair value of investments as of March 31, 2017 are summarized by maturity date as follows (in thousands):

	Amortized cost	Fair value
Mature in less than one year	$99,520	$99,463
Mature in one to three years	193,426	192,940

Total short-term investments	$292,946	$292,403

Net realized gains of less than $0.1 million from sales of investments were recognized in interest income and other income (expense), net, during the three months ended March 31, 2017 and 2016. Net unrealized losses of 0.5 and $0.8 million were included in OCI in the accompanying Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016, respectively.

Fair Value Measurements

ASC 820, Fair Value Measurements, identifies fair value as the exchange price, or exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As a basis for considering market participant assumptions in fair value measurements, ASC 820 establishes a three-tier fair value hierarchy as follows:

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

Our investments and liabilities measured at fair value have been presented in accordance with the fair value hierarchy specified in ASC 820 as of March 31, 2017 and December 31, 2016 in order of liquidity as follows (in thousands):

		Quoted Prices	Significant
		in Active	other
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
March 31, 2017
Assets:
Money market funds	$9,585	$9,585	$—	$—
U.S. Government and sponsored entities	70,605	51,143	19,462	—
Corporate debt securities	197,016	—	197,016	—
Municipal government	1,661	—	1,661	—
Asset-backed securities	21,831	—	21,767	64
Mortgage-backed securities – residential	1,290	—	1,290	—

	$301,988	$60,728	$241,196	$64

Liabilities:
Contingent consideration, current and noncurrent	$58,192	$—	$—	$58,192
Self-insurance	1,641	—	—	1,641

	$59,833	$—	$—	$59,833

December 31, 2016
Assets:
Money market funds	$23,575	$23,575	$—	$—
U.S. Government and sponsored entities	70,594	51,870	18,724	—
Corporate debt securities	197,647	—	197,647	—
Municipal government	1,277	—	1,277	—
Asset-backed securities	24,295	—	24,228	67
Mortgage-backed securities – residential	1,615	—	1,615	—

	$319,003	$75,445	$243,491	$67

Liabilities:
Contingent consideration, current and noncurrent	$56,463	$—	$—	$56,463
Self-insurance	1,542	—	—	1,542

	$58,005	$—	$—	$58,005

Money market funds consist of $9.6 and $23.6 million, which have been classified as cash equivalents as of March 31, 2017 and December 31, 2016, respectively.

Investments are generally classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices or alternative pricing sources with reasonable levels of price transparency. Investments in U.S. Treasury obligations and overnight money market mutual funds have been classified as Level 1 because these securities are valued based on quoted prices in active markets or are actively traded at $1.00 Net Asset Value. There have been no transfers between Level 1 and 2 during the three months ended March 31, 2017 and 2016.

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

Liabilities for Contingent Consideration

Acquisition-related liabilities for contingent consideration (i.e., earnouts) are related to the purchase business combinations of Optitex Ltd. (“Optitex”) and Rialco Limited (“Rialco”) in 2016; Shuttleworth Business Systems Limited and CDM Solutions Limited (collectively, “Shuttleworth”), CTI, and Reggiani in 2015; DiMS! organizing print BV (“DIMS”), DirectSmile GmbH (“DirectSmile”), and SmartLinc, Inc. (“SmartLinc”) in 2014; Outback Software Pty. Ltd. doing business as Metrix Software (“Metrix”) and PrintLeader Software (“PrintLeader”) in 2013.

The fair value of these earnouts is estimated to be $58.2 and $56.5 million as of March 31, 2017 and December 31, 2016, respectively, by applying the income approach in accordance with ASC 805-30-25-5, Business Combinations. Key assumptions include risk-free discount rates between 0.6% and 4.98% (Monte Carlo valuation method) and discount rates between 4.7% and 6.0% (probability-adjusted method), as well as probability-adjusted revenue and earnings before interest and taxes (“EBIT”) levels. Probability-adjusted revenue, gross profit, operating profit, and EBIT are significant inputs that are not observable in the market, which ASC 820-10-35 refers to as Level 3 inputs. These contingent liabilities have been reflected in the Condensed Consolidated Balance Sheet as of March 31, 2017 as current and noncurrent liabilities of $21.9 and $36.3 million, respectively.

The fair value of contingent consideration increased by $1.3 million primarily due to an increase in the Optitex earnout performance probability, including $0.4 million of earnout interest accretion related to all acquisitions during the three months ended March 31, 2017. The fair value of contingent consideration increased by $6.8 million primarily due to increased Rialco, Optitex, Reggiani, DirectSmile, and CTI earnout performance probabilities, partially offset by decreased DIMS and Shuttleworth earnout performance probabilities, and including $2.7 million of earnout interest accretion related to all acquisitions during the year ended December 31, 2016. In accordance with ASC 805-30-35-1, changes in the fair value of contingent consideration subsequent to the acquisition date have been recognized in general and administrative expense.

Earnout payments during the three months ended March 31, 2017 of $1.3 million are primarily related to the previously accrued Shuttleworth contingent consideration liability. Earnout payments during the year ended December 31, 2016 of $23.8, $3.6, $0.4, and $0.2 million are primarily related to the previously accrued Reggiani, DirectSmile, SmartLinc, and Metrix contingent consideration liabilities, respectively.

Changes in the fair value of contingent consideration are summarized as follows (in thousands):

Fair value of contingent consideration at January 1, 2016	$54,796

Fair value of Rialco contingent consideration at March 1, 2016	2,109
Fair value of Optitex contingent consideration at June 16, 2016	22,300
Changes in valuation	6,813
Payments	(28,111)
Foreign currency adjustment	(1,444)

Fair value of contingent consideration at December 31, 2016	$56,463

Changes in valuation	$1,283
Payments	(1,265)
Foreign currency adjustment	1,711

Fair value of contingent consideration at March 31, 2017	$58,192

Since the primary inputs to the fair value measurement of contingent consideration liability are the discount rate and probability-adjusted revenue, we reviewed the sensitivity of the fair value measurement to changes in these inputs. We assessed the probability of achieving the revenue performance targets for contingent consideration associated with each acquisition at percentage levels between 60% and 100% as of each respective acquisition date based on an assessment of the historical performance of each acquired entity, our current expectations of future performance, and other relevant factors. A change in probability-adjusted revenue of five percentage points from the level assumed in the current valuations would result in an increase in the fair value of contingent consideration of $1.6 million or a decrease of $2.6 million resulting in a corresponding adjustment to general and administrative expense. A change in the discount rate of one percentage point results in an increase in the fair value of contingent consideration of $0.2 million or a decrease of $0.9 million. The potential undiscounted amount of future contingent consideration cash payments that we could be required to make related to our business acquisitions, beyond amounts currently accrued, is $11.9 million as of March 31, 2017.

Fair Value of Derivative Instruments

We utilize the income approach to measure the fair value of our derivative assets and liabilities. The income approach uses pricing models that rely on market observable inputs such as yield curves, currency exchange rates, and forward prices, and are therefore classified as Level 2 measurements. The notional amount of our derivative assets and liabilities was $165.5 and $161.8 million as of March 31, 2017 and December 31, 2016, respectively. The fair value of our derivative assets and liabilities that were designated for cash flow hedge accounting treatment having notional amounts of $3.3 and $3.2 million as of March 31, 2017 and December 31, 2016, respectively, was not material.

Fair Value of Convertible Senior Notes

In September 2014, we issued $345 million aggregate principal amount of our Notes. The Notes are carried at their original issuance value, net of unamortized debt discount, and are not marked to market each period. The approximate fair value of the Notes as of March 31, 2017 was approximately $377 million and was considered a Level 2 fair value measurement. Fair value was estimated based upon actual quotations obtained at the end of the reporting period or the most recent date available. A substantial portion of the market value of our Notes in excess of the outstanding principal amount relates to the conversion premium.

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

The initial conversion rate is 18.9667 shares of common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $52.72 per share of common stock. Upon conversion of the Notes, holders will receive cash, shares of common stock or a combination thereof, at our election. Our intent is to settle the principal amount of the Notes in cash upon conversion. If the conversion value exceeds the principal amount, we would deliver shares of our common stock for our conversion obligation in excess of the aggregate principal amount. As of March 31, 2017, none of the conditions listed below allowing holders of the Notes to convert had been met.

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

The Notes consist of the following as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31,	December 31,
	2017	2016
Liability component	$345,000	$345,000
Debt discount, net of amortization	(32,973)	(36,115)
Debt issuance costs, net of amortization	(4,027)	(4,401)

Net carrying amount	$308,000	$304,484

Equity component	$63,643	$63,643
Less: debt issuance costs allocated to equity	(1,582)	(1,582)

Net carrying amount	$62,061	$62,061

Interest expense recognized related to the Notes during the three months ended March 31, 2017 and 2016 was as follows (in thousands):

	2017	2016
0.75% coupon	$640	$640
Amortization of debt issuance costs	374	355
Amortization of debt discount	3,142	2,976

	$4,156	$3,971

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

7. Income taxes

We recognized a tax benefit of $1.0 million and a provision of $0.3 million on pretax net income of $3.8 and $2.4 million during the three months ended March 31, 2017 and 2016, respectively. The provisions for income taxes before discrete items reflected in the table below were $1.1 and $0.5 million during the three months ended March 31, 2017 and 2016, respectively. The increase in the provision for income taxes before discrete items for the three months ended March 31, 2017, compared with the same period in the prior year, is primarily due to the increase in profitability before income taxes.

Primary differences between our provision for income taxes before discrete items and the income tax provision at the U.S. statutory rate of 35% include lower taxes on permanently reinvested foreign earnings and the tax effects of stock-based compensation expense pursuant to ASC 718-740, Stock Compensation – Income Taxes, which are non-deductible for tax purposes.

Our tax provision before discrete items is reconciled to our recorded provision for income taxes during the three months ended March 31, 2017 and 2016 as follows (in millions):

	Three Months Ended March 31,
	2017	2016
Provision for income taxes before discrete items	$1.1	$0.5
Interest related to unrecognized tax benefits	0.1	0.2
Benefit related to stock based compensation, including ESPP dispositions	(1.6)	(0.1)
Benefit from reassessment of taxes upon filing tax returns	(0.1)	(0.3)
Benefit from reassessment of taxes upon tax law change	(0.5)	—

(Benefit from) Provision for income taxes	$(1.0)	$0.3

As of March 31, 2017 and December 31, 2016, gross unrecognized benefits that would affect the effective tax rate if recognized were $32.3 and $32.0 million, respectively. Over the next twelve months, our existing tax positions will continue to generate increased liabilities for unrecognized tax benefits. It is reasonably possible that our gross unrecognized tax benefits will decrease up to $3.5 million in the next twelve months primarily due to the lapse of the statute of limitations for federal and state tax purposes. These adjustments, if recognized, would positively impact our effective tax rate, and would be recognized as additional tax benefits in our Condensed Consolidated Statements of Operations.

In accordance with ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, Similar Tax Loss, or Tax Credit Carryforward Exists, $20.4 million of gross unrecognized tax benefits were offset against deferred tax assets as of March 31, 2017, and the remaining $11.9 million has been recorded as noncurrent income taxes payable.

We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of March 31, 2017 and December 31, 2016, we have accrued $0.6 and $0.5 million, respectively, for potential payments of interest and penalties.

We are subject to examination by the Internal Revenue Service (“IRS”) for the 2013-2015 tax years, state tax jurisdictions for the 2012-2015 tax years, the Netherlands tax authority for the 2012-2015 tax years, the Spanish tax authority for the 2012-2015 tax years, the Israel tax authority for the 2011-2015 tax years, and the Italian tax authority for the 2012-2015 tax years.

8. Commitments and Contingencies

Contingent Consideration

We are required to make payments to the former stockholders of acquired companies based on the achievement of specified performance targets as more fully explained in Note 5 – Investments and Fair Value Measurements.

Lease Commitments and Contractual Obligations

As of March 31, 2017, we have leased certain of our current facilities under noncancellable operating lease agreements. We are required to pay property taxes, insurance, and nominal maintenance costs for certain of these facilities and any increases over the base year of these expenses on the remainder of our facilities.

Assets Held for Sale

Management approved a plan to sell the office building located at 1340 Corporate Center Curve, Eagan, Minnesota, consisting of 43,682 square feet and 5.6 acres of land, then enter into a lease agreement with the purchaser of the facility to lease 22,000 square feet under a ten-year lease agreement at market rental rates. The gain on the sale of the facility and land will be deferred over the lease term. Assets held for sale of $3.8 million as of March 31, 2017 consist of $2.9 million net book value of the facility and $0.9 million of related land.

On April 13, 2017, we entered into an agreement with MSP Metro Operating Company, LLC (“MSP”), under which the facility, improvements, and land were sold for a total price of $4.8 million. We simultaneously entered into a lease agreement with MSP to lease 22,000 square feet under a ten-year lease agreement for minimum lease payments of $3.3 million. The transaction is expected to close within six months, upon completion of due diligence.

Off-Balance Sheet Financing - Lease Arrangements

On August 26, 2016, we entered into a lease agreement and have accounted for a lease term of 48.5 years, inclusive of two renewal options of 5.0 and 3.5 years, with the City of Manchester to lease 16.9 acres adjacent to the Manchester Regional Airport. The land is subleased to Bank of Tokyo – Mitsubishi UFJ Leasing & Finance LLC (“BTMU”) during the term of the lease related to the manufacturing facility that is being constructed on the site, which is described below. Minimum lease payments are $13.1 million during the 48.5 year term of the land lease, excluding four months of the land lease that is financed into the manufacturing facility lease.

On August 26, 2016, we entered into a six-year lease with BTMU whereby a 225,000 square foot manufacturing and warehouse facility is under construction related to our super-wide format industrial digital inkjet printer business in the Industrial Inkjet operating segment at a projected cost of $40 million and a construction period of 18 months. Minimum lease payments during the initial six-year term are $1.8 million. Upon completion of the initial term, we have the option to renew the lease, purchase the facility, or return the facility to BTMU subject to an 89% residual value guarantee under which we would recognize additional rent expense in the form of a variable rent payment. We have assessed our exposure in relation to the residual value guarantee and believe that there is no deficiency to the guaranteed value with respect to funds expended by BTMU as of March 31, 2017. We are treated as the owner of the facility for federal income tax purposes.

The funds pledged under the lease represent 115% of the total expenditures made by BTMU through March 31, 2017. The funds are invested in $6.2 and $4.5 million of U.S. government securities and cash equivalents, respectively, with a third party trustee and will be restricted during the construction period. Upon completion of construction, the funds will be released as cash and cash equivalents. The portion of released funds that represents 100% of the total expenditures made by BTMU will be deposited with BTMU and restricted as collateral until the end of the underlying lease period.

The funds pledged as collateral are invested in U.S. government securities and cash equivalents as of March 31, 2017, and are classified as Level 1 in the fair value hierarchy as more fully defined in Note 5—Investments and Fair Value Measurements. Net unrealized gains of less than $0.1 million were included in OCI in the accompanying Condensed Consolidated Balance Sheet as of March 31, 2017.

We have evaluated the BTMU lease agreement to determine if the arrangement qualifies as a variable interest entity (“VIE”) under ASC 810-10, Consolidation. We have determined that the lease agreement does not qualify as a VIE, and as such, we are not required to consolidate the VIE in our condensed consolidated financial statements.

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

As of March 31, 2017, we are subject to the matter discussed below.

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

Other Matters

As of March 31, 2017, we were subject to various other claims, lawsuits, investigations, and proceedings in addition to the matter discussed above. There is at least a reasonable possibility that additional losses may be incurred in excess of the amounts that we have accrued. However, we believe that these claims are not material to our financial statements or the range of reasonably possible losses is not reasonably estimable. Litigation is inherently unpredictable, and while we believe that we have valid defenses with respect to legal matters pending against us, our financial statements could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies or because of the diversion of management’s attention and the incurrence of significant expenses.

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

We classify our revenue, operating segment profit (i.e., gross profit), assets, and liabilities in accordance with our operating segments as follows:

Industrial Inkjet, which consists of our VUTEk and Matan super-wide and wide format display graphics, Reggiani textile, Jetrion label and packaging, and Cretaprint ceramic tile decoration and construction material industrial digital inkjet printers; digital ultra-violet (“UV”) curable, light-emitting diode (“LED”) curable, ceramic, water-based, and thermoforming ink, as well as a variety of textile ink including dye sublimation, pigmented, reactive dye, acid dye, pure disperse dye, and water-based dispersed printing ink; digital inkjet printer parts; and professional services. Printing surfaces include paper, vinyl, corrugated, textile, glass, plastic, aluminum composite, ceramic tile, wood, and many other flexible and rigid substrates.

Productivity Software, which consists of a complete software suite that enables efficient and automated end-to-end business and production workflows for the print and packaging industry. This Productivity Suite also provides tools to enable revenue growth, efficient scheduling, and optimization of processes, equipment, and personnel. Customers are provided the financial and technical flexibility to deploy locally within their business or to be hosted in the cloud. The Productivity Suite addresses all segments of the print industry and consists of the: (i) Packaging Suite, with Radius at its core, for tag & label, cartons, and flexible packaging businesses; (ii) Corrugated Packaging Suite, with CTI at its core, for corrugated packaging businesses; (iii) Enterprise Commercial Print Suite, with Monarch at its core, for enterprise print businesses; (iv) Publication Print Suite, with Monarch or Technique at its core, for publication print businesses; (v) Mid-market Print Suite, with Pace at its core, for medium size print businesses; (vi) Quick Print Suite, with PrintSmith at its core, for small printers and in-plant sites; and (vii) Value Added Products, available with the suite and standalone, such as web-to-print, e-commerce, cross media marketing, warehousing, fulfillment, shop floor data collection, and shipping to reduce costs, increase profits, and offer new products and services to their existing and future customers. We also market Optitex computer-aided fashion design (“fashion CAD”) software, which facilitates fast fashion and increased efficiency in the textile and fashion industries.

Fiery, which consists of DFEs, including the recently acquired FFPS DFE from Xerox, that transform digital copiers and printers into high performance networked printing devices for the office, industrial, and commercial printing markets. This operating segment is comprised of (i) stand-alone DFEs connected to digital printers, copiers, and other peripheral devices, (ii) embedded DFEs and design-licensed solutions used in digital copiers and multi-functional devices, (iii) optional software integrated into our DFE solutions such as Fiery Central and Graphics Arts Package, (iv) Fiery Self Serve, our self-service and payment solution, and (v) stand-alone software-based solutions such as our proofing solutions.

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

Operating segment profit (i.e., gross profit), excluding stock-based compensation expense and acquisition-related inventory charges, during the three months ended March 31, 2017 and 2016 is summarized as follows (in thousands):

	Three months ended March 31,
	2017	2016
Industrial Inkjet
Revenue	$123,263	$125,798
Gross profit	49,070	42,450
Gross profit percentages	39.8%	33.7%
Productivity Software
Revenue	$35,058	$32,540
Gross profit	25,596	23,694
Gross profit percentages	73.0%	72.8%
Fiery
Revenue	$70,370	$75,795
Gross profit	49,698	53,264
Gross profit percentages	70.6%	70.3%

Operating segment profit (i.e., gross profit) is reconciled to our Condensed Consolidated Statements of Operations during the three months ended March 31, 2017 and 2016 as follows (in thousands):

	Three months ended March 31,
	2017	2016
Segment gross profit	$124,364	$119,408
Stock-based compensation expense	(834)	(697)
Other items excluded from segment profit	—	(314)

Gross profit	$123,530	$118,397

The Fiery gross profit percentage is impacted by $1.0 million charged to cost of revenue, which reflects the FFPS cost of manufacturing plus a portion of the expected profit margin. Inventory acquired in the acquisition of FFPS is required to be recorded at fair value rather than historical cost in accordance with ASC 805. This amount is not included in the financial information regularly reviewed by the CODM as this acquisition-related charge is not indicative of the gross margin trends in the FFPS business. Excluding this charge, the Fiery gross profit percentage would be 72.1%.

Tangible and intangible assets, net of liabilities, are summarized by operating segment as follows (in thousands):

March 31, 2017	Industrial Inkjet	Productivity Software	Fiery	Corporate and Unallocated Net Assets	Total
Goodwill	$143,472	$157,721	$70,481	$—	$371,674
Identified intangible assets, net	80,277	35,557	20,624	—	136,458
Tangible assets, net of liabilities	188,954	(41,270)	8,465	168,378	324,527

Net tangible and intangible assets	$412,703	$152,008	$99,570	$168,378	$832,659

December 31, 2016
Goodwill	$141,068	$155,475	$63,298	$—	$359,841
Identified intangible assets, net	84,465	38,440	92	—	122,997
Tangible assets, net of liabilities	156,202	(27,689)	33,325	183,156	344,994

Net tangible and intangible assets	$381,735	$166,226	$96,715	$183,156	$827,832

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

Our revenue by ship-to destination during the three months ended March 31, 2017 and 2016 was as follows (in thousands):

	Three months ended March 31,
	2017	2016
Americas	$109,895	$120,266
Europe, Middle East, and Africa (“EMEA”)	88,033	83,583
Asia Pacific (“APAC”)	30,763	30,284

Total revenue	$228,691	$234,133

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

Our exposures are primarily related to non-U.S. dollar-denominated revenue in Europe, the U.K., Latin America, China, Israel, Australia, New Zealand, and Canada, and to non-U.S. dollar-denominated operating expenses in Europe, India, Japan, the U.K., China, Israel, Brazil, and Australia. We hedge our operating expense cash flow exposure in Indian rupees. We hedge balance sheet remeasurement exposure associated with British pound sterling, Israeli shekel, Australian dollar, New Zealand dollar, Japanese yen, Chinese renminbi, and Euro-denominated intercompany balances; Brazilian real, British pound sterling, Australian dollar, Canadian dollar, Israeli shekel, and Euro-denominated trade receivables; and British pound sterling, Indian rupee, and Euro-denominated-denominated net monetary assets.

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

Cash Flow Hedges

Foreign currency derivative contracts with notional amounts of $3.3 million and $3.2 million have been designated as cash flow hedges of our Indian rupee operating expense exposure at March 31, 2017 and December 31, 2016, respectively. The fair value of the net assets (liabilities) related to these cash flow hedges are not material. The changes in fair value of these contracts are reported as a component of OCI and reclassified to operating expense in the periods of payment of the hedged operating expenses. The amount of ineffectiveness that was recorded in the Condensed Consolidated Statements of Operations for these designated cash flow hedges was immaterial. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.

Balance Sheet Hedges

Forward contracts not designated for hedge accounting treatment with notional amounts of $162.2 and $158.7 million are used to hedge foreign currency balance sheet exposures at March 31, 2017 and December 31, 2016, respectively. They are not designated for hedge accounting treatment since there is a natural offset for the remeasurement of the underlying foreign currency denominated asset or liability. We recognize changes in the fair value of non-designated derivative instruments in earnings in the period of change. Gains and losses on foreign currency forward contracts used to hedge balance sheet exposures are recognized in interest income and other income (expense), net, in the same period as the remeasurement gain or loss of the related foreign currency denominated assets and liabilities. Forward contracts not designated as hedging instruments consist of hedges of British pound sterling, Israeli shekel, Australian dollar, New Zealand dollar, Japanese yen, Chinese renminbi, and Euro-denominated intercompany balances with notional amounts of $87.6 and $90.7 million; hedges of Brazilian real, British pound sterling, Australian dollar, Canadian dollar, Israeli shekel, and Euro-denominated trade receivables with notional amounts of $49.0 and $39.8 million; and hedges of British pounds sterling, Indian rupee, and Euro-denominated other net monetary assets with notional amounts of $25.6 and $28.2 million at March 31, 2017 and December 31, 2016, respectively.

11. Restructuring and Other

During the three months ended March 31, 2017 and 2016, cost reduction actions were taken to lower our operating expense run rate as we analyze and re-align our cost structure following our business acquisitions. These charges primarily relate to cost reduction actions undertaken to integrate recently acquired businesses, consolidate facilities, and lower our operating expense run rate. Restructuring and other consists primarily of restructuring, severance, retention, facility downsizing and relocation, and acquisition integration expenses. Our restructuring and other plans are accounted for in accordance with ASC 420, Exit or Disposal Cost Obligations, ASC 712, Compensation – Non-Retirement Postemployment Benefits, and ASC 820.

Restructuring and other costs were $0.9 and $2.7 million during the three months ended March 31, 2017 and 2016, respectively. Restructuring and other costs include severance charges of $0.4 and $2.5 million related to reductions in head count of 18 and 71 during the three months ended March 31, 2017 and 2016, respectively. Severance costs include severance payments, related employee benefits, outplacement fees, and employee relocation costs.

Facilities relocation and downsizing expenses were $0.1 million during the three months ended March 31, 2017 and 2016, primarily related to the relocation of certain manufacturing and administrative locations due to reduced space requirements. Integration expenses of $0.5 and $0.1 million during the three months ended March 31, 2017 and 2016, respectively, were required to integrate our business acquisitions.

Restructuring and other reserve activities during the three months ended March 31, 2017 and 2016 are summarized as follows (in thousands):

	2017	2016
Reserve balance at January 1,	$1,824	$3,019
Restructuring charges	285	1,846
Other charges	633	868
Non-cash restructuring and other	(63)	(403)
Payments	(684)	(1,828)

Reserve balance at March 31,	$1,995	$3,502

12. Stock-based Compensation

We account for stock-based payment awards in accordance with ASC 718, Stock Compensation, which requires the measurement and recognition of compensation expense for all equity awards granted to our employees and directors, including RSUs, ESPP purchase rights, and employee stock options related to all stock-based compensation plans based on the fair value of such awards on the date of grant. We amortize stock-based compensation cost on a graded vesting basis over the vesting period reduced by forfeitures, after assessing the probability of achieving the requisite performance criteria with respect to performance-based awards. Stock-based compensation cost is recognized over the requisite service period for each separately vesting tranche of the award as though the award were, in substance, multiple awards.

Stock-based compensation expense related to stock options, ESPP purchase rights, and RSUs during the three months ended March 31, 2017 and 2016 is summarized as follows (in thousands):

	Three months ended March 31,
	2017	2016
RSUs	$9,237	$10,563
ESPP purchase rights	1,043	766
Employee stock options	—	(45)

Total stock-based compensation	10,280	11,284
Income tax benefit	(2,873)	(2,659)

Stock-based compensation expense, net of tax	$7,407	$8,625

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

Stock options were not granted during the three months ended March 31, 2017 and 2016. The estimated weighted average fair value per share of ESPP purchase rights issued and the underlying weighted average assumptions for the three months ended March 31, 2017 and 2016 are as follows:

	Three months ended March 31,
	2017	2016
Weighted average fair value per share	$12.03	$10.39
Expected volatility	24% - 28%	22% - 25%
Risk-free interest rate	0.7% - 1.2%	0.5% - 0.8%
Expected term (in years)	0.5 - 2.0	0.5 - 2.0

Stock options outstanding and exercisable, including performance-based and market-based options, as of March 31, 2017 and activity during the three months ended March 31, 2017 are summarized below (in thousands, except weighted average exercise price and remaining contractual term):

	Shares outstanding	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Options outstanding at January 1, 2017	315	$13.86
Options exercised	(63)	12.31

Options outstanding at March 31, 2017	252	$14.26	1.40	$8,713

Options vested and expected to vest at March 31, 2017	252	$14.26	1.40	$8,713

Options exercisable at March 31, 2017	252	$14.26	1.40	$8,713

Aggregate intrinsic value for stock options represents the difference between the closing price per share of our common stock on the last trading day of the fiscal period and the option exercise price multiplied by the number of in-the-money stock options outstanding, vested and expected to vest, and exercisable at March 31, 2017.

Non-vested RSUs as of March 31, 2017 and activity during the three months ended March 31, 2017 are summarized below (shares in thousands):

	Time-based		Performance-based		Market-based		Total
	Shares	Weighted average grant date fair value	Shares	Weighted average grant date fair value	Shares	Weighted average grant date fair value	Shares	Weighted average grant date fair value
Non-vested at January 1, 2017	795	$43.79	1,265	$42.64	23	$33.16	2,083	$43.34
Granted	53	45.96	358	46.95	—	—	411	46.83
Vested	(56)	42.48	(235)	40.64	—	—	(291)	40.99
Forfeited	(14)	44.12	(367)	40.61	—	—	(381)	40.73

Non-vested at March 31, 2017	778	$44.03	1,021	$45.34	23	$33.16	1,822	$44.62

Performance-based and Market-based RSUs and Stock Options

Performance-based RSUs that vested based on financial results are included in the period that the performance and related service criteria were met. The grant date fair value of RSUs vested during the three months ended March 31 2017 was $11.9 million. The aggregate intrinsic value at March 31, 2017 for RSUs expected to vest was $59.4 million and the remaining weighted average vesting period was 1.13 years. Aggregate intrinsic value for RSUs vested and expected to vest represents the closing price per share of our common stock on the last trading day of the fiscal period, multiplied by the number of RSUs vested and expected to vest as of March 31, 2017. RSUs expected to vest represent time-based RSUs unvested and outstanding at March 31, 2017, and performance-based RSUs for which the requisite service period has not been rendered, but are expected to vest based on the achievement of performance conditions.

Performance-based and market-based stock options were not granted during the three months ended March 31, 2017. We use the BSM option pricing model to value performance-based RSUs. The weighted average grant date fair value per share of performance-based RSUs granted and the assumptions used to estimate grant date fair value during the three months ended March 31, 2017 and 2016 are as follows:

	Performance-based
	RSUs
	Short-term	Long-term
Three months ended March 31, 2017 Grants
Grant date fair value per share	$47.28	$45.89
Service period (years)	1.0	2.0 - 3.0

Three months ended March 31, 2016 Grants
Grant date fair value per share	$39.47	$36.78
Service period (years)	1.0	3.0

Our performance-based RSUs generally vest when specified performance criteria are met based on bookings, revenue, cash provided by operating activities, non-GAAP operating income, non-GAAP earnings per share, revenue growth compared to market comparables, non-GAAP earnings per share growth compared to cash flow from operating activities growth, or other targets during the service period; otherwise, they are forfeited. Non-GAAP operating income is defined as operating income determined in accordance with GAAP, adjusted to remove the impact of certain expenses and gains. Non-GAAP earnings per share is defined as net income determined in accordance with GAAP, adjusted to remove the impact of certain expenses and gains, and the related tax effects, divided by the weighted average number of common shares and dilutive potential common shares outstanding during the period as more fully defined in Note 2 – Earnings Per Share of the Notes to Consolidated Financial Statements.

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

13. Common Stock Repurchase Programs

On November 9, 2015, the board of directors approved the repurchase of $150 million of outstanding common stock commencing January 1, 2016. This authorization expires December 31, 2018. Under this publicly announced plan, we repurchased 0.4 and 0.5 million shares for an aggregate purchase price of $17.5 and $20.0 million during the three months ended March 31, 2017 and 2016, respectively.

Our employees have the option to surrender shares of common stock to satisfy their tax withholding obligations that arise on the vesting of RSUs. In connection with stock option exercises, certain employees can surrender shares to satisfy the exercise price of certain stock options and any tax withholding obligations incurred in connection with such exercises. Employees surrendered 0.1 million shares for an aggregate purchase price of $5.0 and $3.1 million during the three months ended March 31, 2017 and 2016, respectively.

These repurchased shares reduce shares outstanding and are recorded as treasury stock under the cost method thereby reducing stockholders’ equity by the cost of the repurchased shares. Our buyback program is limited by SEC regulations and is subject to compliance with our insider trading policy.

14. Accounts Receivable

Financing Receivables

ASC 310, Receivables, requires disclosure regarding the credit quality of our financing receivables and allowance for credit losses including disclosure of credit quality indicators, past due information, and modifications of our financing receivables. Our financing receivables of $32.3 and $31.0 million consisting of $19.7 and $17.8 million of sales-type lease receivables, included within other current assets and other assets at March 31, 2017 and December 31, 2016, respectively, and $12.6 and $13.2 million of trade receivables having an original contractual maturity in excess of one year, included within accounts receivable, net of allowance, at March 31, 2017 and December 31, 2016, respectively. The trade receivables of $12.6 and $13.2 million having an original total contractual maturity in excess of one year at March 31, 2017 and December 31, 2016, include $6.4 and $7.1 million, respectively, which are scheduled to be received in less than one year. The credit quality of financing receivables is evaluated on the same basis as trade receivables. We do not have material past due financing receivables.

Accounts Receivable Sales Arrangements

In accordance with ASC 860-20, Transfers and Servicing, trade receivables are derecognized from our Condensed Consolidated Balance Sheet when sold to third parties upon determining that such receivables are presumptively beyond the reach of creditors in a bankruptcy proceeding. The recourse obligation is measured using market data from similar transactions and the servicing liability is determined based on the fair value that a third party would charge to service these receivables. These liabilities were determined to not be material at March 31, 2017 and December 31, 2016.

We have facilities in the U.S. and Italy that enable us to sell to third parties, on an ongoing basis, certain trade receivables with recourse. Trade receivables sold with recourse are generally short-term receivables with payment due dates of less than 10 days from the date of sale, which are subject to a servicing obligation. Trade receivables sold under these facilities were $4.2 and $19.8 million during the three months ended March 31, 2017 and the year ended December 31, 2016, respectively, which approximates the cash received.

We have facilities in Spain and Italy that enable us to sell to third parties, on an ongoing basis, certain trade receivables without recourse. Trade receivables sold without recourse are generally short-term receivables with payment due dates of less than one year, which are secured by international letters of credit. Trade receivables sold under these facilities were $1.0 and $3.5 million during the three months ended March 31, 2017 and the year ended December 31, 2016, respectively, which approximates the cash received.

We report collections from the sale of trade receivables to third parties as operating cash flows in the Condensed Consolidated Statements of Cash Flows.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This Quarterly Report on Form 10-Q (“Report”), including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and the future results of the Company that are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the management of the Company. Words such as “address,” “anticipate,” “believe,” “consider,” “continue,” “develop,” “estimate,” “expect,” “further,” “goal,” “intend,” “may,” “plan,” “potential,” “project,” “seek,” “should,” “target,” “will,” variations of such words, and similar expressions are intended to identify such forward-looking statements. Such statements reflect the current views of the Company and its management with respect to future events and are subject to certain risks, uncertainties, and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company’s actual results, performance, or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Report under the section entitled “Risk Factors” in Item 1A of Part II of this report and Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2016 and elsewhere and in other reports the Company files with the SEC. The following discussion should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and the condensed consolidated financial statements and notes thereto included elsewhere in this Report. The Company assumes no obligation to revise or update these forward-looking statements to reflect actual results, events, or changes in factors or assumptions affecting such forward-looking statements.

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

Our product portfolio includes industrial super-wide and wide format digital inkjet products (“Industrial Inkjet”) including VUTEk and Matan display graphics super-wide and wide format, Reggiani textile, Jetrion label and packaging, and Cretaprint ceramic tile decoration and construction material industrial digital inkjet printers and ink; print production workflow, web-to-print, cross-media marketing, Optitex textile two-dimensional (“2D”) and three-dimensional (“3D”) fashion CAD applications, and business process automation software (“Productivity Software”), which provides corporate printing, label and packaging, publishing, and mailing and fulfillment solutions for the printing and packaging industry; and Fiery DFEs (“Fiery”). Our integrated solutions and award-winning technologies are designed to automate print and business processes, streamline workflow, provide profitable value-added services, and produce accurate digital output.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make judgments, assumptions, and estimates that affect the amounts reported. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably possible could materially impact the financial statements. Management believes there have been no significant changes during the three months ended March 31, 2017 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2016.

Recent Accounting Pronouncements

See Note 1 of our Notes to Condensed Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption.

Overview

Key financial results during the three months ended March 31, 2017 were as follows:

•

Our results of operations during the three months ended March 31, 2017 compared with the three months ended March 31, 2016 reflect a 2% revenue shortfall, gross profit improvement, and increased investment income resulting from increased interest rates. We completed our acquisitions of FFPS and Rialco in the first quarters of 2017 and 2016, respectively. Their results are included in our results of operations commencing on their respective acquisition dates.

•

Our consolidated revenue decreased by 2%, or $5.4 million, during the three months ended March 31, 2017 compared with the three months ended March 31, 2016. Industrial Inkjet and Fiery revenue decreased by $2.5 and $5.4 million, respectively, while Productivity Software revenue increased by $2.5 million during the three months ended March 31, 2017. Recurring ink and maintenance revenue increased by 12% during the three months ended March 31, 2017 compared with the same period in the prior year and represented 34% of consolidated revenue during the three months ended March 31, 2017.

•

Our gross profit percentage increased to 54% during the three months ended March 31, 2017 from 51% during the three months ended March 31, 2016, primarily due to a 6.1 percentage point increase in the Industrial Inkjet operating segment. The improved Industrial Inkjet gross profit percentage was due to higher gross profit percentages on the newly launched three and five meter roll-to-roll printer models and reduced discounting of mature printer models, which resulted in reduced sales of these products and fewer units in our product mix.

•

Operating expenses increased by $4.0 million to $115.4 million during the three months ended March 31, 2017 from $111.4 million during the three months ended March 31, 2016. The increase in operating expenses was primarily due to head count increases related to our business acquisitions, prototype and non-recurring engineering expenses related to future product launches, trade show and marketing program expenses, amortization of intangible assets, and increased fair value of contingent consideration, partially offset by decreased stock-based compensation and restructuring and other expenses.

•	Interest expense increased by $0.3 million during the three months ended March 31, 2017 compared with the three months ended March 31, 2016, primarily due to interest accretion on our Notes.

•

Interest income and other income (expense), net, increased to a gain of $0.3 million during the three months ended March 31, 2017 from a loss of $0.2 million during the three months ended March 31, 2016, primarily due to increased investment income.

•

We recognized a tax benefit of $1.0 million on pre-tax net income of $3.8 million during the three months ended March 31, 2017, compared to a tax provision of $0.3 million on pre-tax net income of $2.4 million during the three months ended March 31, 2016. The changes in the income tax provision are primarily due to increased tax benefits related to stock-based compensation.

Results of Operations

Our Condensed Consolidated Statements of Operations as a percentage of total revenue during the three months ended March 31, 2017 and 2016 is as follows:

	Three months ended March 31,
	2017	2016
Revenue	100%	100%
Gross profit	54	51
Operating expenses:
Research and development	17	16
Sales and marketing	19	18
General and administrative	9	9
Restructuring and other	—	1
Amortization of identified intangibles	5	4

Total operating expenses	50	48

Income from operations	4	3
Interest expense	(2)	(2)
Interest income and other income (expense), net	—	—

Income before income taxes	2	1
Benefit from (provision for) income taxes	—	—

Net income	2%	1%

Revenue

We classify our revenue, gross profit, assets, and liabilities in accordance with our three operating segments as follows:

“Industrial Inkjet,” which consists of our VUTEk and Matan super-wide and wide format display graphics, Reggiani textile, Jetrion label and packaging, and Cretaprint ceramic tile decoration and construction material industrial digital inkjet printers; digital UV curable, LED curable, ceramic, water-based, and thermoforming ink, as well as a variety of textile ink including dye sublimation, pigmented, reactive dye, acid dye, pure disperse dye, and water-based dispersed printing ink; digital inkjet printer parts; and professional services. Printing surfaces include paper, vinyl, corrugated, textile, glass, plastic, aluminum composite, ceramic tile, wood, and many other flexible and rigid substrates.

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

“Fiery,” which consists of DFEs, including the recently acquired FFPS DFE from Xerox, that transform digital copiers and printers into high performance networked printing devices for the office, industrial, and commercial printing markets. This operating segment is comprised of (i) stand-alone DFEs connected to digital printers, copiers, and other peripheral devices, (ii) embedded DFEs and design-licensed solutions used in digital copiers and multi-functional devices, (iii) optional software integrated into our DFE solutions such as Fiery Central and Graphics Arts Package, (iv) Fiery Self Serve, our self-service and payment solution, and (v) stand-alone software-based solutions such as our proofing solutions.

Ex-Currency. To better understand trends in our business, we believe it is helpful to adjust our condensed consolidated statement of operations to exclude the impact of year-over-year changes in the translation of foreign currencies into U.S. dollars. This is a non-GAAP measure that is calculated by adjusting revenue, gross profit, and operating expenses by using historical exchange rates in effect during the comparable prior period and removing the balance sheet currency remeasurement impact from interest income and other income (expense), net, including removal of any hedging gains and losses. We refer to these adjustments as “ex-currency.” The year-over-year currency impact can be determined as the difference between year-over-year actual growth rates and year-over-year ex-currency growth rates.

Management believes the ex-currency measures provide investors with an additional perspective on year-over-year financial trends and enables investors to analyze our operating results in the same way management does. A reconciliation of the ex-currency adjustments to GAAP results for the three months ended March 31, 2017 and 2016 and an explanation of how management uses non-GAAP financial information to evaluate its business, the substance behind management’s decision to use this non-GAAP financial information, the material limitations associated with the use of non-GAAP financial information, the manner in which management compensates for those limitations, and the substantive reasons management believes that this non-GAAP financial information provides useful information to investors is included under “Non-GAAP Financial Information” below.

Revenue by Operating Segment during the Three Months Ended March 31, 2017 and 2016

Our revenue by operating segment during the three months ended March 31, 2017 and 2016 was as follows (in thousands):

	Three months ended March 31,
		Percent		Percent	Change
	2017	of total	2016	of total	$	%
Industrial Inkjet	$123,263	54%	$125,798	54%	$(2,535)	(2)%
Productivity Software	35,058	15	32,540	14	2,518	8
Fiery	70,370	31	75,795	32	(5,425)	(7)

Total revenue	$228,691	100%	$234,133	100%	$(5,442)	(2)%

Overview

Our consolidated revenue decreased by 2% (1% ex-currency), or $5.4 million, to $228.7 million during the three months ended March 31, 2017 from $234.1 million for the three months ended March 31, 2016, primarily due to decreased super-wide format printer and Fiery revenue, partially offset by increased Reggiani textile and Cretaprint ceramic tile decoration digital inkjet printer revenue, increased ink revenue, post-acquisition Rialco revenue, and post-acquisition Optitex revenue.

Industrial Inkjet

Industrial Inkjet revenue decreased by 2% (zero percent ex-currency) during the three months ended March 31, 2017 compared with the three months ended March 31, 2016. Industrial Inkjet revenue decreased primarily due to:

•

super-wide format industrial digital inkjet printer revenue was reduced because we offered less discounting on mature printer models, which was only partially offset by sales of our recently launched LX3 Hybrid printer and our roll-to-roll three and five meter printer models due to limited production quantities in the launch quarter.

The reduced super-wide format industrial digital inkjet printer revenue was partially offset by the following:

•

increased textile printer revenue led by the FabriVu 180/340 soft signage super wide-format roll-to-roll digital inkjet graphics printers manufactured in our Reggiani facility in Italy, as well as increased recurring textile ink revenue,

•	a full quarter of post-acquisition Rialco ink products revenue, which closed March 1, 2016,

•	increased revenue from the M4, which is a wider-format ceramic tile decoration digital inkjet printer, which was launched in 2016, which can print with a variety of print heads,

•	increased digital UV curable and LED curable ink revenue as a result of the high utilization that our digital UV curable printers are experiencing in the field, and

•	increased ceramic tile decoration digital inkjet printer and ink revenue as our internally formulated ceramic ink gains market share.

Productivity Software

Productivity Software revenue increased by 8% (also 8% ex-currency) during the three months ended March 31, 2017 compared with the three months ended March 31, 2016 primarily due to post-acquisition Optitex revenue, which was acquired in June 2016, and annual price increases related to our maintenance contracts.

Fiery

Fiery revenue decreased by 7% (also 7% ex-currency) during the three months ended March 31, 2017 compared with the three months ended March 31, 2016. Although end customer and reseller preference for Fiery products drives demand, most Fiery revenue relies on printer manufacturers to design, develop, and integrate Fiery technology into their print engines. The leading printer manufacturers continued to reduce their inventory levels during the quarter.

Revenue by Geographic Area

Shipments to some of our significant printer manufacturer customers are made to centralized purchasing and manufacturing locations, which in turn ship to other locations, making it difficult to obtain accurate geographical shipment data. Accordingly, we believe that export sales of our products into each region may differ from what is reported.

Our revenue by geographic area during the three months ended March 31, 2017 and 2016 was as follows (in thousands):

	Three months ended March 31,
		Percent		Percent	Change
	2017	of total	2016	of total	$	%
Americas	$109,895	48%	$120,266	51%	$(10,371)	(9)%
EMEA	88,033	39	83,583	36	4,450	5
APAC	30,763	13	30,284	13	479	2

Total revenue	$228,691	$100%	$234,133	$100%	$(5,442)	(2)%

Overview

Our consolidated revenue decreased by 2% (1% ex-currency), or $5.4 million, to $228.7 million during the three months ended March 31, 2017 from $234.1 million during the three months ended March 31, 2016, primarily due to decreased revenue in the Americas.

Americas

Americas revenue decreased by $10.4 million, or 9% (also 9% ex-currency), during the three months ended March 31, 2017 compared with the three months ended March 31, 2016 primarily due to decreased industrial digital inkjet super-wide format, textile digital inkjet printer, and Fiery revenue, partially offset by increased digital UV curable and LED curable ink and Productivity Software revenue. Increased Productivity Software revenue resulted primarily from our acquisition of Optitex in June 2016.

EMEA

EMEA revenue increased by $4.5 million, or 5% (8% ex-currency), during the three months ended March 31, 2017 compared with the three months ended March 31, 2016 primarily due to increased Reggiani industrial digital inkjet textile printer revenue, post-acquisition Rialco ink products revenue, and post-acquisition Optitex revenue, partially offset by decreased industrial digital inkjet super-wide format and Fiery revenue.

APAC

APAC revenue increased by $0.5 million, or 2% (3% ex-currency), during the three months ended March 31, 2017 compared with the three months ended March 31, 2016 primarily due to increased ceramic tile decoration digital inkjet printer, post-acquisition Optitex revenue, and Fiery revenue, partially offset by decreased textile digital inkjet printer revenue.

Revenue Concentration

A substantial portion of our revenue over the years has been attributable to sales of products through the leading printer manufacturers and independent distributor channels. We have a direct relationship with several leading printer manufacturers and work closely to design, develop, and integrate Fiery technology into their print engines. The printer manufacturers act as distributors and sell our DFE products to end customers through reseller channels. End customer and reseller channel preference for our DFE and software solutions drive demand for Fiery products through the printer manufacturers.

Although end customer and reseller channel preference for Fiery products drives demand, most Fiery revenue relies on printer manufacturers to design, develop, and integrate Fiery technology into their print engines. A significant portion of our revenue is, and has been, generated by sales of our Fiery DFE products to a relatively small number of leading printer manufacturers. During the three months ended March 31, 2017 and 2016, Xerox provided 10% and 12% of our consolidated revenue, respectively. We expect that if we increase our revenue in the Industrial Inkjet and Productivity Software operating segments in the future, the percentage of our revenue from the leading printer manufacturer customers will decrease.

Gross Profit

Gross profit by operating segment, excluding stock-based compensation and acquisition-related inventory charges, during the three months ended March 31, 2017 and 2016 was as follows (in thousands):

	Three months ended March 31,
	2017	2016
Industrial Inkjet
Revenue	$123,263	$125,798
Gross profit	49,070	42,450
Gross profit percentages	39.8%	33.7%
Productivity Software
Revenue	$35,058	$32,540
Gross profit	25,596	23,694
Gross profit percentages	73.0%	72.8%
Fiery
Revenue	$70,370	$75,795
Gross profit	49,698	53,264
Gross profit percentages	70.6%	70.3%

A reconciliation of our segment gross profit to our condensed consolidated statements of operations during the three months ended March 31, 2017 and 2016 was as follows (in thousands):

	Three months ended March 31,
	2017	2016
Segment gross profit	$124,364	$119,408
Stock-based compensation expense	(834)	(697)
Other items excluded from segment profit	—	(314)

Gross profit	$123,530	$118,397

The Fiery gross profit percentage is impacted by $1.0 million charged to cost of revenue, which reflects the FFPS cost of manufacturing plus a portion of the expected profit margin. Inventory acquired in the acquisition of FFPS is required to be recorded at fair value rather than historical cost in accordance with ASC 805. This amount is not included in the financial information regularly reviewed by management as this acquisition-related charge is not indicative of the gross margin trends in the FFPS business. Excluding this charge, the Fiery gross profit percentage would be 72.1%.

Overview

Our gross profit percentage increased to 54% during the three months ended March 31, 2017 from 51% during the three months ended March 31, 2016. Excluding acquisition-related inventory fair value adjustments, our gross profit percentage increased to 55% (also 55% ex-currency) during the three months ended March 31, 2017 from 51% during the three months ended March 31, 2016. The improved gross profit percentage was primarily due to a 6.1 percentage point increase in the Industrial Inkjet operating segment.

Industrial Inkjet Gross Profit

The Industrial Inkjet gross profit percentage increased to 39.8% (40.2% ex-currency) during the three months ended March 31, 2017 from 33.7% during the three months ended March 31, 2016, primarily due to higher gross profit percentages on the newly launched three and five meter roll-to-roll printer models and reduced discounting and sales of mature printer models. Gross profit percentages also improved by leveraging efficiencies in our worldwide digital inkjet printer manufacturing operations, centralizing super wide-format textile digital inkjet printer production in Italy, transferring production of super wide-format roll-to-roll digital inkjet printer production to Israel to leverage the lower cost platform that Matan provides, reducing warranty expense as a percentage of revenue due to engineering and quality improvements, and increasing ink revenue as a percentage of consolidated Industrial Inkjet revenue. Our ink business generates a higher gross profit percentage than other elements of our Industrial Inkjet operating segment.

Productivity Software Gross Profit

The Productivity Software gross profit percentages increased to 73.0% (72.6% ex-currency) during the three months ended March 31, 2017 from 72.8% during the three months ended March 31, 2016, primarily due to a favorable foreign currency impact and price increases on annual maintenance renewal contracts.

Fiery Gross Profit

The Fiery gross profit percentage increased to 70.6% (also 70.6% ex-currency) during the three months ended March 31, 2017 from 70.3% during the three months ended March 31, 2016. The Fiery gross profit percentage, excluding the fair value adjustment related to acquired FFPS inventories, increased to 72.1% (also 72.1% ex-currency) during the three months ended March 31, 2017 from 70.3% during the three months ended March 31, 2016. The revenue mix between lower margin DFEs compared with higher margin professional services and software solutions accounts for this margin fluctuation between the periods.

Operating Expenses

Operating expenses during the three months ended March 31, 2017 and 2016 were as follows (in thousands):

	Three months ended March 31,
			Change
	2017	2016	$	%
Research and development	$39,627	$37,122	$2,505	7%
Sales and marketing	43,035	41,530	1,505	4
General and administrative	21,029	20,832	197	1
Restructuring and other	918	2,715	(1,797)	(66)
Amortization of identified intangibles	10,778	9,229	1,549	17

Total operating expenses	$115,387	$111,428	$3,959	4%

Operating expenses increased by $4.0 million, or 4% (also 4% ex-currency) to $115.4 million during the three months ended March 31, 2017 from $111.4 million during the three months ended March 31, 2016. The increase in operating expenses was primarily due to head count increases related to our business acquisitions, prototype and non-recurring engineering expenses related to future product launches, trade show and marketing program expenses, amortization of intangible assets, and increased fair value of contingent consideration, partially offset by decreased stock-based compensation and restructuring and other expenses.

Research and Development

Research and development expenses include personnel, consulting, travel, research and development facilities, prototype materials, and non-recurring engineering expenses.

Research and development expenses during the three months ended March 31, 2017 were $39.6 million, or 17% of revenue, compared to $37.1 million, or 16% of revenue, during the three months ended March 31, 2016, which is an increase of $2.5 million, or 7% (also 7% ex-currency). Personnel-related expenses increased by $0.4 million primarily due to head count increases related to our business acquisitions. Prototypes and non-recurring engineering, consulting, contractor, freight, and related travel expenses increased by $1.7 million related to future product launches. Stock-based compensation expense increased by $0.5 million primarily due to increased ESPP participation by employees compared to the prior year.

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

Sales and marketing expenses during the three months ended March 31, 2017 were $43.0 million, or 19% of revenue, compared to $41.5 million, or 18% of revenue, during the three months ended March 31, 2016, which is an increase of $1.5 million, or 4% (4% ex-currency). Personnel-related expenses increased by $1.2 million primarily due to head count increases related to our business acquisitions. Trade show and marketing program spending, including consulting, contractor, travel, and freight, increased by $0.1 million. Stock-based compensation expense decreased by $0.1 million primarily due to reduced probability of achieving performance awards. Facilities and information technology expenses related to our sales and marketing activities increased by $0.3 million.

Over time, our sales and marketing expenses may increase in absolute terms if revenue increases in future periods, as we continue to actively promote our products and introduce new services and products. We expect that if the U.S. dollar remains volatile against the Euro, British pound sterling, Brazilian real, Israeli shekel, Australian dollar, and other currencies, sales and marketing expenses reported in U.S. dollars could fluctuate.

General and Administrative

General and administrative expenses consist primarily of human resources, legal, and finance expenses.

General and administrative expenses during the three months ended March 31, 2017 were $21.0 million, or 9% of revenue, compared to $20.8 million, or 9% of revenue, during the three months ended March 31, 2016, which is an increase of $0.2 million, or 1% (2% ex-currency). Acquisition costs increased by $0.3 million primarily due to increased expense in 2017 related to the FFPS acquisition, which closed on January 31, 2017, and anticipated acquisitions compared with acquisition costs related to the Rialco acquisition, which closed on March 1, 2016. Reserves for litigation and doubtful accounts decreased by $0.2 million. Stock-based compensation expense decreased by $1.6 million primarily due to reduced probability of achieving performance awards. Facilities and information technology expenses related to general and administrative activities increased by $0.2 million.

The estimated probability of achieving the Optitex earnout performance target increased during the three months ended March 31, 2017, resulting in an increase in the associated liability and a charge to general and administrative expense of $1.3 million, including accretion of interest on all acquisitions. The estimated probability of achieving the DIMS earnout performance target was reduced, partially offset by interest accretion on all acquisitions and the increased probability of achieving the Reggiani earnout performance target, during the three months ended March 31, 2016, resulting in a reduction of the associated liability and a credit to general and administrative expense of $0.2 million.

We expect that if the U.S. dollar remains volatile against the Euro, British pound sterling, Indian rupee, Israeli shekel, Brazilian real, or other currencies, general and administrative expenses reported in U.S. dollars could fluctuate.

Stock-based Compensation

We account for stock-based payment awards in accordance with ASC 718, which requires stock-based compensation expense to be recognized based on the fair value of such awards on the date of grant. We amortize compensation cost on a graded vesting basis over the vesting period, after assessing the probability of achieving requisite performance criteria with respect to performance-based and market-based awards. Stock-based compensation cost is recognized over the requisite service period for each separately vesting tranche of the award as though the award were, in substance, multiple awards. This results in greater stock-based compensation expense during the initial years of the vesting period.

Stock-based compensation expenses were $10.3 and $11.3 million during the three months ended March 31, 2017 and 2016, respectively, a decrease of $1.0 million. Stock-based compensation expense decreased primarily due to reduced probability of achieving performance awards.

Restructuring and Other

Restructuring and other costs during the three months ended March 31, 2017 and 2016 were $0.9 and $2.7 million, respectively. Restructuring and other costs include severance charges of $0.4 and $2.5 million related to reductions in head count of 18 and 71 during the three months ended March 31, 2017 and 2016, respectively. Severance costs include severance payments, related employee benefits, outplacement fees, and employee relocation costs.

Facilities relocation and downsizing expenses during the three months ended March 31, 2017 and 2016 were $0.1 million, primarily related to the relocation of certain manufacturing and administrative locations due to reduced space requirements. Integration expenses of $0.5 and $0.1 million during the three months ended March 31, 2017 and 2016, respectively, were required to integrate our business acquisitions.

Amortization of Identified Intangibles

Amortization of identified intangibles during the three months ended March 31, 2017 was $10.8 million, or 5% of revenue, compared to $9.2 million, or 4% of revenue, during the three months ended March 31, 2016, an increase of $1.6 million, or 17%. Intangible amortization increased primarily due to intangible amortization of identified intangibles resulting from the FFPS and Optitex acquisitions, partially offset by decreased amortization due to certain intangible assets from prior year acquisitions becoming fully amortized.

Interest Expense

Interest expense during the three months ended March 31, 2017 was $4.7 million compared to $4.4 million during the three months ended March 31, 2016, an increase of $0.3 million primarily due interest accretion on our Notes.

Interest Income and Other Income (Expense), Net

Interest income and other income (expense), net, includes interest income on our cash equivalents and short-term investments, gains and losses from sales of our cash equivalents and short-term investments, and net foreign currency transaction gains and losses.

Interest income and other income (expense), net, increased to a gain of $0.3 million during the three months ended March 31, 2017 from a loss of $0.2 million during the three months ended March 31, 2016, primarily due to increased investment income of $0.4 million.

Income Before Income Taxes

The components of income before income taxes during the three months ended March 31, 2017 and 2016 are as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
U.S.	$(3,247)	$1,158
Foreign	7,017	1,232

Total	$3,770	$2,390

During the three months ended March 31, 2017, pretax net income of $3.8 million consisted of U.S. pretax net loss of $3.2 million and foreign pretax net income of $7.0 million, respectively. Pretax net loss attributable to U.S. operations included amortization of identified intangibles of $2.9 million, stock-based compensation of $10.3 million, restructuring and other of $0.7 million, acquisition-related costs of $0.7 million, cost of revenue resulting from the fair value adjustment to FFPS inventory of $0.4 million, and interest expense related to our Notes of $4.2 million. Pretax net income attributable to foreign operations included amortization of identified intangibles of $7.9 million, restructuring and other of $0.2 million, cost of revenue resulting from the fair value adjustment to FFPS inventory of $0.6 million, earnout interest accretion of $0.4 million, and change in fair value of contingent consideration of $0.8 million. The exclusion of these items from pretax net income would result in U.S. and foreign pretax net income of $15.1 and $16.8 million, respectively, during the three months ended March 31, 2017.

For the three months ended March 31, 2016, pretax net income of $2.4 million consisted of U.S. and foreign pretax net income of $1.2 million. Pretax net income attributable to U.S. operations included amortization of identified intangibles of $1.9 million, stock-based compensation of $11.3 million, restructuring and other of $1.0 million, acquisition-related costs of $0.2 million, litigation settlement expense of $0.3 million, and interest expense and amortization of debt issuance costs related to our Notes of $4.0 million. The pretax net loss attributable to foreign operations included amortization of identified intangibles of $7.3 million, restructuring and other of $1.7 million, acquisition-related costs of $0.3 million, earnout interest accretion of $0.6 million, and foreign exchange fluctuation related to contingent consideration of $0.5 million, partially offset by the change in fair value of contingent consideration of $0.8 million. The exclusion of these items from net income would result in U.S. and foreign pretax net income of $19.9 and $11.1 million, respectively, for the three months ended March 31, 2016.

Provision for (Benefit from) Income Taxes

We recognized a tax benefit of $1.0 million and a provision of $0.3 million on pretax net income of $3.8 and $2.4 million during the three months ended March 31, 2017 and 2016, respectively. The provisions for income taxes before discrete items reflected in the table below were $1.1 and $0.5 million during the three months ended March 31, 2017 and 2016, respectively. The increase in the provision for income taxes before discrete items during the three months ended March 31, 2017, compared with the same period in the prior year, is primarily due to the increase in profitability before income taxes.

Primary differences between our provision for income taxes before discrete items and the income tax provision at the U.S. statutory rate of 35% include lower taxes on permanently reinvested foreign earnings and the tax effects of stock-based compensation expense pursuant to ASC 718-740, which are non-deductible for tax purposes.

Our tax provision before discrete items is reconciled to our recorded provision for income taxes during the three months ended March 31, 2017 and 2016 as follows (in millions):

	Three months ended March 31,
	2017	2016
Provision for income taxes before discrete items	$1.1	$0.5
Interest related to unrecognized tax benefits	0.1	0.2
Benefit related to stock based compensation, including ESPP dispositions	(1.6)	(0.1)
Benefit from reassessment of taxes upon filing tax returns	(0.1)	(0.3)
Benefit from reassessment of taxes upon tax law change	(0.5)	—

(Benefit from) Provision for income taxes	$(1.0)	$0.3

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

As of March 31, 2017, and December 31, 2016, gross unrecognized tax benefits that would affect the effective tax rate if recognized were $32.3 and $32.0 million, respectively, which would affect the effective tax rate, if recognized. Over the next twelve months, our existing tax positions will continue to generate increased liabilities for unrecognized tax benefits. It is reasonably possible that our gross unrecognized tax benefits will decrease up to $3.5 million in the next twelve months. These adjustments, if recognized, would positively impact our effective tax rate, and would be recognized as additional tax benefits in our Condensed Consolidated Statement of Operations. The reduction in unrecognized tax benefits relates primarily to a lapse of the statute of limitations for federal and state tax purposes.

In accordance with ASU 2013-11, we recorded $20.4 million of gross unrecognized tax benefits as an offset to deferred tax assets as of March 31, 2017, and the remaining $11.9 million has been recorded as noncurrent income taxes payable.

We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of March 31, 2017 and December 31, 2016, we have accrued $0.6 and $0.5 million, respectively, for potential payments of interest and penalties.

As of March 31, 2017, we were subject to examination by the Internal Revenue Service for the 2013-2015 tax years, state tax jurisdictions for the 2012-2015 tax years, the Netherlands tax authority for the 2012-2015 tax years, the Spanish tax authority for the 2012-2015 tax years, the Israel tax authority for the 2011-2015 tax years, and the Italian tax authority for the 2012-2015 tax years.

In Altera Corp. v. Commissioner, the U.S Tax Court issued an opinion on July 27, 2015, related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. To date, the U.S. Department of the Treasury has not withdrawn the requirement to include stock-based compensation in intercompany cost-sharing arrangements from its regulations. Due to the uncertainty related to the status of the current regulations and the basis of the appeal that has been filed by the Internal Revenue Service, we have not recorded any benefit as of March 31, 2017 in our Condensed Consolidated Statement of Operations. We will continue to monitor ongoing developments and potential impacts to our condensed consolidated financial statements.

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

Use and Economic Substance of Non-GAAP Financial Measures

We compute non-GAAP net income and non-GAAP earnings per diluted share by adjusting GAAP net income and GAAP earnings per diluted share to remove the impact of the amortization of acquisition-related intangibles, stock-based compensation expense, non-cash settlement of vacation liabilities, restructuring and other expense, acquisition-related transaction expenses, costs to integrate such acquisitions into our business, incremental cost of revenue due to the fair value adjustment to inventories acquired in business acquisitions, changes in the fair value of contingent consideration including the related foreign exchange fluctuation impact, litigation settlement charges, and non-cash interest expense related to our Notes. We use a constant non-GAAP tax rate of 19%, which we believe reflects the long-term average tax rate based on our international structure and geographic distribution of revenue and profit.

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

These excluded items are described below:

•

Inventory acquired in the acquisition of FFPS is required to be recorded at fair value rather than historical cost in accordance with ASC 805. The fair value of FFPS inventory reflects the manufacturing cost plus a portion of the expected gross profit. We have adjusted our cost of revenue to reflect the expected gross profit that was included in the inventory valuation under ASC 805. We believe this adjustment is useful to investors to understand the gross profit trends of our ongoing business.

•	Intangible assets acquired to date are being amortized on a straight-line basis.

•	Stock-based compensation expense recognized in accordance with ASC 718.

•	Non-cash settlement of vacation liabilities through the issuance of RSUs, which are not included in the GAAP presentation of our stock-based compensation expense.

•	Restructuring and other consists of:

•	Restructuring charges incurred as we consolidate the number and size of our facilities and, as a result, reduce the size of our workforce.

•	Expenses incurred to integrate businesses acquired of $0.5 and $0.1 million during the three months ended March 31, 2017 and 2016, respectively.

•

Acquisition-related transaction costs associated with businesses acquired during the periods reported and anticipated transactions of $0.7 and $0.5 million during the three months ended March 31, 2017 and 2016, respectively.

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

•	Litigation Settlements. We settled, or accrued reserves related to, litigation claims of $0.3 million during the three months ended March 31, 2016.

•

Tax effect of non-GAAP adjustments. We use a constant non-GAAP tax rate of 19%, which we believe reflects the long-term average tax rate based on our international structure and geographic distribution of revenue and profit. The long-term average tax rate is calculated in accordance with the principles of ASC 740, Income Taxes, after excluding the tax effect of the non-GAAP items described above.

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

RECONCILIATION OF GAAP NET INCOME TO NON-GAAP NET INCOME

(unaudited)

	Three Months Ended March 31,
			Ex-Currency
(in millions, except per share data)	2017	2016	2017
Net income	$4.8	$2.1	$4.8

Cost of revenue adjustment - FFPS inventory valuation	1.0	—	$1.0
Amortization of identified intangibles assets and in-process R&D	10.8	9.2	10.8
Ex-currency adjustment	—	—	1.1
Restructuring and other	0.9	2.7	0.9
Stock-based compensation	10.3	11.3	10.3
Non-cash settlement of vacation liabilities by issuing RSUs	—	2.7	—
General and administrative:
Acquisition-related transaction costs	0.7	0.5	0.7
Changes in fair value of contingent consideration	1.3	(0.2)	1.3
Litigation settlements	—	0.3	—
Interest and other expense, net:
Non-cash interest expense related to our Notes	3.2	3.0	3.2
Foreign exchange fluctuation related to contingent consideration	(0.1)	0.5	(0.1)
Balance sheet currency remeasurement impact	—	—	1.1
Tax effect of non-GAAP adjustments	(7.1)	(5.9)	(7.5)

Non-GAAP net income	$25.8	$26.2	$27.6

Non-GAAP net income per diluted share	$0.55	$0.55	$0.58

Shares for purposes of computing diluted non-GAAP net income per share	47.2	47.9	47.2

RECONCILIATION OF GAAP REVENUE BY OPERATING SEGMENT TO

NON-GAAP EX-CURRENCY

(unaudited)

	Three Months Ended March 31,
(in millions)	GAAP		Ex-Currency			GAAP				Ex-Currency
	2017	Percent	Ex-Currency Adjustments		Percent	GAAP	Percent	Change from 2016 GAAP		Change from 2016 GAAP
		of total		2017	of total	2016	of total	$	%	$	%
Industrial Inkjet	$123.2	54%	$2.5	$125.7	54%	$125.8	54%	$(2.6)	(2)%	$(0.1)	—%
Productivity Software	35.1	15	0.2	35.3	15	32.5	14	2.5	8	2.7	8
Fiery	70.4	31	—	70.4	31	75.8	32	(5.4)	(7)	(5.4)	(7)

Total revenue	$228.7	100%	$2.7	$231.4	100%	$234.1	100%	$(5.5)	(2)%	$(2.8)	(1)%

RECONCILIATION OF GAAP REVENUE BY GEOGRAPHIC AREA TO

NON-GAAP EX-CURRENCY

(unaudited)

	Three Months Ended March 31,
(in millions)	GAAP		Ex-Currency			GAAP				Ex-Currency
		Percent	Ex-Currency Adjustments		Percent	GAAP	Percent	Change from 2016 GAAP		Change from 2016 GAAP
	2017	of total		2017	of total	2016	of total	$	%	$	%
Americas	$109.9	48%	$(0.2)	$109.7	47%	$120.3	51%	$(10.4)	(9)%	$(10.6)	(9)%
EMEA	88.0	39	2.5	90.5	39	83.5	36	4.5	5	7.0	8
APAC	30.8	13	0.4	31.2	14	30.3	13	0.5	2	0.9	3

Total revenue	$228.7	100%	$2.7	$231.4	100%	$234.1	100%	$(5.4)	(2)%	$(2.7)	(1)%

RECONCILIATION OF GAAP REVENUE BY GEOGRAPHIC AREA TO

NON-GAAP EX-CURRENCY

(unaudited)

	Three Months Ended March 31,
	GAAP	Ex-Currency Adjustments	Ex-Currency	GAAP
(in millions)	2017		2017	2016
Industrial Inkjet
Revenue	$123.3	$2.5	$125.8	$125.8
Gross profit	49.1	1.5	50.6	42.5
Gross profit percentages	39.8%		40.2%	33.7%
Productivity Software
Revenue	$35.1	$0.2	$35.3	$32.5
Gross profit	25.6	—	25.6	23.7
Gross profit percentages	73.0%		72.6%	72.8%
Fiery
Revenue	$70.4	$—	$70.4	$75.8
Gross profit	49.7	—	49.7	53.3
Gross profit percentages	70.6%		70.6%	70.3%

Operating segment profit (i.e., gross profit) is reconciled to our Condensed Consolidated Statements of Operations during the three months ended March 31, 2017 and 2016 as follows (in thousands):

	Three Months Ended March 31,
	GAAP	Ex-Currency	Ex-Currency	GAAP
(in millions)	2017	Adjustments	2017	2016
Segment gross profit	$124.4	$1.5	$125.9	$119.3
Stock-based compensation expense	(0.9)	—	(0.9)	(0.7)
Other items excluded from segment profit	—	—	0.0	(0.3)

Gross profit	$123.5	$1.5	$125.0	$118.3

RECONCILIATION OF GAAP OPERATING EXPENSES TO

NON-GAAP EX-CURRENCY

(unaudited)

	Three Months Ended March 31,
(in millions)		Ex-Currency		GAAP			Ex-Currency
	GAAP	Ex-Currency Adjustments	2017	2016	Change from 2016 GAAP		Change from 2016 GAAP
	2017				$	%	$	%
Research and development	$39,627	$50	$39,677	$37,122	$2,505	7%	$2,555	7%
Sales and marketing	43,035	281	43,316	41,530	1,505	4	1,786	4
General and administrative	21,029	139	21,168	20,832	197	1	336	2
Restructuring and other	918	(50)	868	2,715	(1,797)	(66)	(1,847)	(68)
Amortization of identified intangibles	10,778	(12)	10,766	9,229	1,549	17	1,537	17

Total operating expenses	$115,387	$408	$115,795	$111,428	$3,959	4%	$4,367	4%

Liquidity and Capital Resources

Overview

Cash, cash equivalents, and short-term investments decreased by $16.2 million to $443.5 million as of March 31, 2017 from $459.7 million as of December 31, 2016. The decrease was primarily due to cash consideration paid for the acquisition of FFPS of $5.9 million, treasury stock purchases of $17.5 million, settlement of shares for employee common stock related tax liabilities and the stock option exercise price of certain stock options of $5.0 million, cash payments for property and equipment of $3.8 million, funding $4.4 million in the restricted collateral account related to the lease of the Manchester construction project, acquisition-related contingent consideration payments of $1.3 million, partially offset by cash flows provided by operating activities of $14.9 million, proceeds from ESPP purchases and stock option exercises of $5.9 million, and the impact of foreign exchange rate changes of $1.0 million.

(in thousands)	March 31, 2017	December 31, 2016	Change
Cash and cash equivalents	$151,096	$164,313	$(13,217)
Short term investments	292,403	295,428	(3,025)

Total cash, cash equivalents, and short-term investments	$443,499	$459,741	$(16,242)

	Three months ended March 31,
(in thousands)	2017	2016	Change
Net cash provided by operating activities	$14,898	$8,965	$5,933
Net cash (used for) provided by investing activities	(10,808)	38,899	(49,707)
Net cash used for financing activities	(18,276)	(24,118)	5,842
Effect of foreign exchange rate changes on cash and cash equivalents	969	2,319	(1,350)

(Decrease) Increase in cash and cash equivalents	$(13,217)	$26,065	$(39,282)

Cash, cash equivalents, and short-term investments held outside of the U.S. in various foreign subsidiaries were $113.2 and $94.2 million as of March 31, 2017 and December 31, 2016, respectively, will be used to fund local operations and finance international acquisitions. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. federal and state income taxes on some or all of these funds. However, our intent is to indefinitely reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

Based on past performance and current expectations, we believe that our cash, cash equivalents, short-term investments, and cash generated from operating activities will satisfy our working capital, capital expenditure, investment, stock repurchase, commitments (see Note 8 – Commitments and Contingencies of the Notes to Consolidated Financial Statements), and other liquidity requirements associated with our existing operations through at least the next twelve months. We believe that the most strategic uses of our cash resources include business acquisitions, strategic investments to gain access to new technologies, repurchases of shares of our common stock, and working capital. At March 31, 2017, cash, cash equivalents, and short-term investments available were $443.5 million. We believe that our liquidity position and capital resources are sufficient to meet our operating and working capital needs.

Operating Activities

During the three months ended March 31, 2017, our cash provided by operating activities was approximately $14.9 million.

Net cash provided by operating activities consists primarily of net income of $4.8 million and non-cash charges and credits of $34.0 million, partially offset by the net change in operating assets and liabilities of $23.9 million. Non-cash charges and credits of $34.0 million consist primarily of $14.9 million in depreciation and amortization, $10.3 million of stock-based compensation expense, net of cash settlements, non-cash accretion of interest expense of $3.7 million, provision for bad debts and sales-related allowances of $2.8 million, provision for inventory obsolescence of $0.8 million, and other non-cash charges and credits of $2.5 million, partially offset by deferred tax credits of $0.9 million. The net change in operating assets and liabilities of $23.9 million consists primarily of increased gross accounts receivable of $6.4 million, increased gross inventories of $10.3 million, increased other current assets of $5.5 million, and decreased net income taxes payable of $2.1 million, partially offset by increased accounts payable and accrued liabilities of $0.3 million.

Accounts Receivable

Our primary source of operating cash flow is the collection of accounts receivable from our customers. One measure of the effectiveness of our collection efforts is average days sales outstanding for accounts receivable (“DSO”). DSOs were 89 and 76 days at March 31, 2017 and December 31, 2016, respectively. We calculate DSO by dividing net accounts receivable at the end of the quarter by revenue recognized during the quarter, multiplied by the total days in the quarter.

DSOs increased during the three months ended March 31, 2017, compared with December 31, 2016, primarily due to sales with extended payment terms and a non-linear sales cycle resulting in significant billings at the end of the quarter. We expect DSOs to vary from period to period because of changes in the mix of business between direct customers and end user demand driven through the leading printer manufacturers, the effectiveness of our collection efforts both domestically and overseas, and variations in the linearity of our sales. As the percentage of Industrial Inkjet and Productivity Software related revenue increases, we expect DSOs will trend higher. Our DSOs related to the Industrial Inkjet and Productivity Software operating segments are traditionally higher than those related to the significant printer manufacturer customers / distributors in our Fiery operating segment as, historically, these Fiery customers have been granted shorter payment terms and have paid on a more timely basis.

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

Trade receivables sold cumulatively under these facilities were $4.2 and $1.0 million during the three months ended March 31, 2017 on a recourse and nonrecourse basis, respectively, which approximates the cash received. The receivables that were sold to third parties were removed from the Condensed Consolidated Balance Sheet and were reflected as cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows.

Inventories

Our inventories are procured primarily in support of the Industrial Inkjet and Fiery operating segments. The majority of our Industrial Inkjet products are manufactured internally, while Fiery production is primarily outsourced. The result is lower inventory turnover for Industrial Inkjet inventories compared with Fiery inventories.

Our net inventories increased by $14.7 million to $113.8 million at March 31, 2017 from $99.1 million at December 31, 2016 primarily due to the increase in Industrial Inkjet inventories and acquisition of FFPS inventories. Inventory turnover was 3.7 during the quarter ended March 31, 2017 compared with 5.0 turns during the quarter ended December 31, 2016. We calculate inventory turnover by dividing annualized current quarter cost of revenue by ending inventories.

Investing Activities

Acquisitions

On January 31, 2017, we purchased the FFPS business from Xerox for cash consideration of $5.9 million, plus $18.0 million of future cash payments, of which $9.0 million is due in July 2017 and $9.0 million is due in July 2018. Effective immediately after the acquisition, we will be supplying FFPS digital front ends (“DFEs”) within our Fiery operating segment.

We received a net working capital adjustment of $0.2 million related to the Optitex acquisition during the first quarter of 2017, which was recorded as a purchase price adjustment.

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

Investments

Proceeds from sales and maturities of marketable securities, net of purchases, were $3.1 million during the three months ended March 31, 2017. We have classified our investment portfolio as “available for sale.” Our investments are made with a policy of capital preservation and liquidity as primary objectives. We may hold investments in fixed income debt securities to maturity; however, we may sell an investment at any time if the quality rating of the investment declines, the yield on the investment is no longer attractive, or we have better uses for the cash. Since we invest primarily in investment securities that are highly liquid with a ready market, we believe the purchase, maturity, or sale of our investments has no material impact on our overall liquidity.

Property and Equipment, Net

Our property and equipment additions have historically been funded from operating activities. Net purchases of property and equipment were $3.8 and $5.2 million during the three months ended March 31, 2017 and 2016, respectively, including the purchase of single pass digital inkjet printer manufacturing and engineering equipment in the Americas and Spain.

Financing Activities

Stock Option and ESPP Proceeds

Historically, our recurring cash flows provided by financing activities have been from the receipt of cash from the issuance of common stock through the exercise of stock options and employee purchases of ESPP shares. We received proceeds from the exercise of stock options of $0.8 and $0.1 million and employee purchases of ESPP shares of $5.1 and $4.8 million during the three months ended March 31, 2017 and 2016, respectively. While we may continue to receive proceeds from these plans in future periods, the timing and amount of such proceeds are difficult to predict and are contingent on a number of factors including the price of our common stock, the timing and number of stock options exercised by employees that had participated in these plans, net settlement options, employee participation in our ESPP, and general market conditions. We anticipate that cash provided from the exercise of stock options will decline as we have shifted to issuance of RSUs, rather than stock options.

Treasury Stock Purchases

The primary use of funds for financing activities during the three months ended March 31, 2017 and 2016 was $22.5 and $23.1 million, respectively, of cash used to repurchase outstanding shares of our common stock. Such repurchases included $5.0 and $3.1 million used for net settlement of shares for the exercise price of certain stock options and any tax withholding obligations incurred in connection with such exercises and tax withholding obligations that arose on the vesting of RSUs during the three months ended March 31, 2017 and 2016, respectively.

On November 9, 2015, the board of directors approved the repurchase of $150 million of outstanding common stock commencing January 1, 2016. This authorization expires December 31, 2018. Under this publicly announced plan, we repurchased 0.4 and 0.5 million shares for an aggregate purchase price of $17.5 and $20.0 million during the three months ended March 31, 2017 and 2016, respectively.

Earnout Payments

Earnout payments during the three months ended March 31, 2017 of $1.3 million are primarily related to the previously accrued Shuttleworth contingent consideration liability. Earnout payments during the three months ended March 31, 2016 of $1.2 and $0.2 million are primarily related to the previously accrued DirectSmile and Metrix contingent consideration liabilities, respectively

We paid approximately $4.5 million of indebtedness, which was assumed in the Matan acquisitions during the three months ended March 31, 2016.

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

Indemnifications

In the normal course of business and to facilitate the sales of our products, we sometimes indemnify other parties, including customers, lessors, and parties to other transactions with us. When we indemnify these parties, typically those provisions protect other parties against losses arising from our infringement of third party intellectual property rights or other claims made by third parties arising from the use or distribution of our products. Those provisions often contain various limitations including limits on the amount of protection provided.

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

On August 26, 2016, we entered into a six-year lease with BTMU whereby a 225,000 square foot manufacturing and warehouse facility is under construction related to our super-wide format industrial digital inkjet printer business in the Industrial Inkjet operating segment at a projected cost of $40 million and a construction period of 18 months. Minimum lease payments during the initial six-year term are $1.8 million. Upon completion of the initial term, we have the option to renew the lease, purchase the facility, or return the facility to BTMU subject to an 89% residual value guarantee under which we would recognize additional rent expense in the form of a variable rent payment. We have assessed our exposure in relation to the residual value guarantee and believe that there is no deficiency to the guaranteed value with respect to funds expended by BTMU as of March 31, 2017. We are treated as the owner of the facility for federal income tax purposes.

The funds pledged under the lease represent 115% of the total expenditures made by BTMU through March 31, 2017. The funds are invested in $6.2 and $4.5 of million U.S. government securities and cash equivalents, respectively, with a third party trustee and will be restricted during the construction period. Upon completion of construction, the funds will be released as cash and cash equivalents. The portion that represents 100% of the total expenditures made by BTMU will be deposited with BTMU and restricted as collateral until the end of the underlying lease period.

Contractual Obligations

Please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Contractual Obligations” presented in our Annual Report on Form 10-K during the year ended December 31, 2016. There were no material changes during the three months ended March 31, 2017.

Item 3:	Quantitative and Qualitative Disclosures About Market Risk

Market Risk

We are exposed to various market risks. Market risk is the potential loss arising from adverse changes in market rates and prices, general credit, foreign currency exchange rate fluctuations, liquidity, and interest rate risks, which may be exacerbated by the tight global credit market and increase in economic uncertainty that have affected various sectors of the financial market and continue to cause credit and liquidity issues. We do not enter into derivatives or other financial instruments for trading or speculative purposes. We may enter into financial instrument contracts to manage and reduce the impact of changes in foreign currency exchange rates on earnings and cash flows. The counterparties to such contracts are major financial institutions. We hedge our operating expense exposure in Indian rupees. The notional amount of our Indian rupee cash flow hedge was $3.3 million at March 31, 2017. We hedge balance sheet remeasurement exposures using forward contracts not designated for hedge accounting treatment with notional amounts of $162.2 million at March 31, 2017 consisting of hedges of British pound sterling, Israeli shekel, Australian dollar, New Zealand dollar, Japanese yen, Chinese renminbi, and Euro-denominated intercompany balances with notional amounts of $87.6 million, hedges of Brazilian real, British pound sterling, Australian dollar, Canadian dollar, Israeli shekel, and Euro-denominated trade receivables with notional amounts of $49.0 million, and hedges of British pounds sterling, Indian rupee, and Euro-denominated other net monetary assets with notional amounts of $25.6 million.

Since Europe represents a significant portion of our revenue and cash flow, SEC encourages disclosure of our European concentrations of credit risk regarding gross receivables, related reserves, and aging on a region or country basis, and the impact on liquidity with respect to estimated timing of receivable payments. Since Europe is composed of varied countries and regional economies, our European risk profile is somewhat more diversified due to the varying economic conditions among the countries. Approximately 26% of our receivables are with European customers as of March 31, 2017. Of this amount, 26% of our European receivables (7% of consolidated receivables) are in the higher risk southern European countries (mostly Italy, Spain, and Portugal), which are adequately reserved.

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

Interest Rate Risk

Hypothetical changes in the fair values of financial instruments held by us at March 31, 2017 that are sensitive to changes in interest rates are presented below. The modeling technique measures the change in fair value arising from selected potential changes in interest rates. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 100 basis points over a twelve month time horizon (in thousands):

Valuation of securities given an interest rate decrease of 100 basis points	No change in interest rates	Valuation of securities given an interest rate increase of 100 basis points
$305,524	$301,988	$298,446

We have European debt by counterparty (i.e., sovereign and non-sovereign) and by country should be addressed. We have no European sovereign debt investments. Our European debt and investments consist of non-sovereign corporate debt securities of $28.1 million, which represents 14% of our corporate debt instruments (10% of our short-term investments) at March 31, 2017. European debt investments are with corporations domiciled in the northern and central European countries of Sweden, Netherlands, Switzerland, Norway, France, and the U.K. We do not have any short-term investments with corporations domiciled in the higher risk “southern European” countries (i.e., Italy, Spain, Greece, and Portugal) or in Ireland. We believe that we do not have significant exposure with respect to our money market and corporate debt investments in Europe.

As of March 31, 2017, we have $345 million principal amount of Notes outstanding. We carry these instruments at face value less unamortized discount on our Condensed Consolidated Balance Sheets. Since these instruments bear interest at fixed rates, we have no financial statement risk associated with changes in interest rates. Although the fair value of these instruments fluctuates when interest rates change, a substantial portion of the market value of our Notes in excess of the outstanding principal amount relates to the conversion premium. Please refer to Note 5 – Investments and Fair Value Measurements and Note 6 – Convertible Senior Notes, Note Hedges, and Warrants of the Notes to Consolidated Financial Statements.

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

We hedge our operating expense exposure in Indian rupees. The notional amount of our Indian rupee cash flow hedge was $3.3 million at March 31, 2017. We hedge balance sheet remeasurement exposures using forward contracts not designated for hedge accounting treatment with notional amounts of $162.2 million at March 31, 2017 consisting of hedges of British pound sterling, Israeli shekel, Australian dollar, New Zealand dollar, Japanese yen, Chinese renminbi, and Euro-denominated intercompany balances with notional amounts of $87.6 million, hedges of Brazilian real, British pound sterling, Australian dollar, Canadian dollar, Israeli shekel, and Euro-denominated trade receivables with notional amounts of $49.0 million, and hedges of British pounds sterling, Indian rupee, and Euro-denominated other net monetary assets with notional amounts of $25.6 million.

The impact of hypothetical changes in foreign exchanges rates on revenue and income from operations are presented below. The modeling technique measures the change in revenue and income from operations resulting from changes in selected foreign exchange rates with respect to the Euro and British pound sterling of plus or minus one percent during the three months ended March 31, 2017 as follows (in thousands):

	Impact of a foreign exchange rate decrease of one percent	No change in foreign exchange rates	Impact of a foreign exchange rate increase of one percent
Revenue	$229,332	$228,691	$228,050

Income from operations	$8,262	$8,143	$8,026

Item 4:	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the quarter ended March 31, 2017, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our chief executive officer and chief financial and accounting officer concluded that our disclosure controls and procedures were effective as of March 31, 2017 to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the first quarter of 2017, there were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

As of March 31, 2017, we are subject to the matter discussed below.

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

Other Matters

As of March 31, 2017, we were subject to various other claims, lawsuits, investigations, and proceedings in addition to the matter discussed above. There is at least a reasonable possibility that additional losses may be incurred in excess of the amounts that we have accrued. However, we believe that these claims are not material to our financial statements or the range of reasonably possible losses is not reasonably estimable. Litigation is inherently unpredictable, and while we believe that we have valid defenses with respect to legal matters pending against us, our financial statements could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies or because of the diversion of management’s attention and the incurrence of significant expenses.

Item 1A:	Risk Factors

In addition to information regarding risk factors that appears in “Management’s Discussion and Analysis – Forward-looking Statements” in Part I, Item 2, of this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A, and Part II, Items 7 and 7A, of our Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”), which could materially affect our business, financial condition, or future results. The risks described herein and in our 2016 Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Our stock repurchases during the quarter ended March 31, 2017 are as follows (in thousands, except for per share amounts):

Issuer Purchases of Equity Securities

				Approximate
			Total Number of Shares	Dollar Value of
	Total Number of		Purchased as Part of	Shares that May Yet
	Shares	Average Price	Publicly Announced	Be Purchased Under
Total	Purchased (2)	Paid per Share	Plans	the Plans (1)
January 2017	178	$44.30	170	$68,262
February 2017	253	46.17	163	60,795
March 2017	62	46.63	54	58,299

Totals	493	$45.55	387

(1)	In November 2015, our board of directors authorized $150 million for the repurchase of our outstanding common stock commencing January 1, 2016. This authorization expires December 31, 2018. Under this publicly announced plan, we repurchased 0.4 million shares for an aggregate purchase price of $17.5 million during the three months ended March 31, 2017.
(2)	Includes 0.1 million shares purchased from employees to satisfy the exercise price of certain stock options and any tax withholding obligations incurred in connection with such exercises and minimum tax withholding obligations that arose on the vesting of RSUs.

Item 3:	Defaults Upon Senior Securities

None.

Item 4:	Mine Safety Disclosure

Not applicable.

Item 5:	Other Information

Not applicable.

Item 6:	Exhibits

No.	Description

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Amended and Restated Bylaws of Electronics For Imaging, Inc. (as amended August 12, 2009) (2)

10.1	EFI 2017 Bonus

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed on February 22, 2017 (File No. 000-18805) and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 17, 2009 (File No. 000-18805) and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRONICS FOR IMAGING, INC.

Date: May 1, 2017	/s/ Guy Gecht
Guy Gecht
Chief Executive Officer (Principal Executive Officer)

Date: May 1, 2017	/s/ Marc Olin
Marc Olin
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

No.	Description

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Amended and Restated Bylaws of Electronics For Imaging, Inc. (as amended August 12, 2009) (2)

10.1	EFI 2017 Bonus

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed on February 22, 2017 (File No. 000-18805) and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 17, 2009 (File No. 000-18805) and incorporated herein by reference.