Form 10-K/A
period 2016-12-31
ELECTRONICS FOR IMAGING INC
filed 2017-09-11
CIK 867374

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

EXPLANATORY NOTE

Electronics For Imaging, Inc. and its subsidiaries (“EFI,” “the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which was originally filed on February 21, 2017 (the “Original Filing”), to (1) amend and restate Item 9A of Part II, “Controls and Procedures,” with respect to (a) our conclusions regarding the effectiveness of our disclosure controls and procedures and our internal control over financial reporting and (b) Deloitte & Touche LLP’s related attestation report due to material weaknesses in our internal control over financial reporting identified subsequent to the issuance of our Original Filing, and (2) amend and restate the “Summary Compensation for 2016” and “2016 Grants of Plan-Based Awards” portions (the “Compensation Tables”) of Item 11 of Part III, “Executive Compensation” (which information was incorporated by reference in the Original Filing to the Company’s definitive Proxy Statement filed with the Securities and Exchange Commission on April 28, 2017 (the “2017 Proxy Statement”)). Item 15 of Part IV, “Exhibits and Financial Statement Schedule,” has also been amended to revise the reference to Deloitte’s opinion on our Internal Control Over Financial Reporting in its Report of Independent Registered Public Accounting Firm on our consolidated financial statements and financial statement schedule as of and for the three years ended December 31, 2016 included in Deloitte & Touche LLP’s consent.

With respect to the amendment and restatement of Item 9A of Part II and the amendment of Item 15 of Part IV, while there is no requirement for any adjustments or restatement to our annual financial statements for any of the last three completed fiscal years or for any of the quarters of our last completed fiscal year, the possibility existed at December 31, 2016 that the identified material weaknesses in our internal controls could have resulted in a material error in our financial results, which may not have been detected in a timely manner.

With respect to the amendment and restatement of the Compensation Tables, the Company has determined that the grant date fair values of performance-based equity incentive plan awards granted in August 2016 to our Chief Executive Officer and our Chief Financial Officer, were overstated in the 2016 Grants of Plan-Based Awards table included in the 2017 Proxy Statement. Since the grant date fair values of those equity incentive plan awards were included in the 2016 “Stock award” and “Total” compensation amounts reported in the Summary Compensation for 2016 table included in the 2017 Proxy Statement, those amounts were similarly overstated. The “Summary Compensation for 2016” and “2016 Grants of Plan-Based Awards” portions of Item 11 of Part III, as restated in Item 11 of Part III of this Amendment, reflect the correct grant date fair values of those equity incentive plan awards. These changes do not require a restatement of our annual financial statements for any of the last three completed fiscal years or for any of the quarters of our last completed fiscal year. No other portion of the disclosures included in Item 11 of Part III of the Original Filing, as incorporated by reference in the Original Filing to the 2017 Proxy Statement, has changed.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the certifications required by Rule 13a-14(a) under the Exchange Act are also being filed as exhibits to this Amendment. This Amendment should be read in conjunction with the Original Filing, which continues to speak as of the date of the Original Filing. Except as specifically noted above, this Amendment does not modify or update disclosures in the Original Filing. Accordingly, this Amendment does not reflect events occurring after the filing of the Original Filing or modify or update any related or other disclosures, other than those discussed above.

PART II

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

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer previously concluded that our disclosure controls and procedures were effective to provide reasonable assurance as of December 31, 2016. However, due to the material weaknesses in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer have now concluded that our disclosure controls and procedures were not effective as of December 31, 2016.

We have begun implementing various changes in our internal control over financial reporting to remediate the material weaknesses described below.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING (REVISED)

(b) Management’s Report on Internal Control over Financial Reporting (Revised)

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on our assessment using those criteria, we previously concluded that our internal control over financial reporting was effective as of December 31, 2016. However, due to the material weaknesses described below, we have now concluded that our internal control over financial reporting was not effective as of December 31, 2016.

Our management excluded the internal control over financial reporting at Rialco and Optitex from its assessment of internal control over financial reporting as of December 31, 2016, because they were acquired in purchase business combinations during 2016. Rialco and Optitex represent approximately 4.4% and 2.0% of the total consolidated assets and total consolidated revenue, respectively, of the Company as of and for the year ended December 31, 2016.

Our management determined that, as of December 31, 2016, material weaknesses existed in our internal control over financial reporting. Specifically, our internal controls were not designed effectively to ensure that operational changes, which may impact revenue recognition, were appropriately and timely evaluated to determine the accounting impact; and we did not sufficiently staff, with appropriate levels of experience and training, to allow for the adequate monitoring and timely communication of operational changes, including those which may impact revenue recognition on an on-going basis. This resulted in management not timely identifying and evaluating the appropriate period of recognition for certain revenue transactions related to printers distributed from a single location, which should have been evaluated in accordance with the bill and hold revenue recognition guidance.

While there was no restatement of previously issued financial statements, management reevaluated the design and operating effectiveness of our internal control over financial reporting, management concluded that its internal control over financial reporting as of December 31, 2016, was not effective due to the material weaknesses described above.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected in a timely basis. Because the deficiencies identified could result in a misstatement of revenue and disclosures that could be material to the annual or interim consolidated financial statements, such deficiencies represent a material weakness in our internal control over financial reporting. Accordingly, management has revised its report on internal control over financial reporting.

(c) Material Weakness Discussion and Remediation

Management analyzed the impact on revenue resulting from the identified material weaknesses and concluded that it did not have a material impact on our previously issued consolidated financial statements. Notwithstanding the material weaknesses in our internal control over financial reporting, we have concluded that the consolidated financial statements and other financial information included in the Original Filing fairly present in all material respects our financial condition, results of operations, and cash flows as of, and for, the periods presented. The foregoing has been approved by our management, including our Chief Executive Officer and Chief Financial Officer, who have been involved with the reassessment and analysis of our internal control over financial reporting.

The material weaknesses did not result in a material misstatement in the financial statements included in our annual report on Form 10-K for the year ended December 31, 2016 or previously issued financial statements; however, we concluded that, as of December 31, 2016, there was a reasonable possibility that material misstatements could occur in the consolidated financial statements.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the consolidated financial statements included in the Original Filing, has issued the attestation report below regarding the Company’s internal control over financial reporting.

Plan for Remediation of Material Weaknesses

Following the identification of the foregoing material weaknesses, management commenced implementation of a remediation plan, which is ongoing. Management believes that the implementation of this plan will remediate the material weaknesses described above. The following steps of the remediation plan are currently in process, and management may determine to enhance existing controls and/or implement additional controls as the implementation progresses:

•	Design and implement controls to properly identify, evaluate and monitor operational changes which may impact revenue recognition;

•	Evaluate the sufficiency, experience, and training of our internal personnel and hire additional personnel or use external resources;

•	Design and implement controls related to the approval and accounting for any bill and hold transactions; and

•	Direct our internal auditors to perform additional testing of revenue transactions to ensure the sufficiency of our remediation efforts.

We are in the process of further reviewing, documenting, and testing our internal controls over financial reporting, and we may from time to time make changes aimed at enhancing existing controls and/or implementing additional controls.

Important Considerations

The effectiveness of our disclosure controls and procedures and our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error, and the risk of fraud. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time. Because of these limitations, there can be no assurance that any system of disclosure controls and procedures or internal control over financial reporting will be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management.

(d) Changes in Internal Control Over Financial Reporting

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated changes in our internal control over financial reporting that occurred during the fourth quarter of 2016. Based on that evaluation, except for the changes described above, our Chief Executive Officer and Chief Financial Officer did not identify any change in our internal control over financial reporting during the fourth quarter of 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(e) Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Electronics For Imaging, Inc.

Fremont, California

We have audited the internal control over financial reporting of Electronics For Imaging, Inc. and subsidiaries (the “Company”) as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control over Financial Reporting (Revised), management excluded Rialco Limited (“Rialco”) and Optitex Ltd. (“Optitex”) from its assessment of internal control over financial reporting as of December 31, 2016, because they were acquired in purchase business combinations during 2016. Rialco and Optitex represent approximately 4.4% and 2.0% of the total consolidated assets and total consolidated revenue, respectively, of the Company as of and for the year ended December 31, 2016. Accordingly, our audit did not include the internal control over financial reporting at Rialco and Optitex. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (Revised). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our report dated February 21, 2017, we expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting. As described in the following paragraphs, the Company subsequently identified material weaknesses in its internal control over financial reporting. Accordingly, management has revised its assessment of the effectiveness of its internal control over financial reporting, and our present opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, as expressed herein, is different than that expressed in our previous report.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment. Specifically, the Company’s internal controls were not designed effectively to ensure that operational changes which may impact revenue recognition were appropriately and timely evaluated to determine the accounting impact; and the Company did not sufficiently staff, with appropriate levels of experience and training, to allow for the adequate monitoring and timely communication of operational changes, including those which may impact revenue recognition on an ongoing basis. This resulted in Management not timely identifying and evaluating the appropriate period of recognition for certain revenue transactions related to printers distributed from a single location, which should have been evaluated in accordance with the bill and hold revenue recognition guidance. While there was no restatement of previously issued financial statements, management reevaluated the design and operating effectiveness of the Company’s internal control over financial reporting. Management concluded that its internal control over financial reporting as of December 31, 2016, was not effective due to the material weaknesses described above.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2016, of the Company and this report does not affect our report on such financial statements and financial statement schedule.

In our opinion, because of the effect of the material weaknesses identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2016, of the Company and our report dated February 21, 2017 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

San Jose, CA

February 21, 2017 (September 8, 2017 as to the effects of the material weaknesses described in Management’s Annual Report on Internal Control over Financial Reporting (Revised))

PART III

Item 11:	Executive Compensation

The Company has determined that the grant date fair values of certain equity incentive plan awards granted on August 25, 2016 to Guy Gecht, our Chief Executive Officer, and to Marc Olin, our Chief Financial Officer, were overstated in the 2016 Grants of Plan-Based Awards table included in the 2017 Proxy Statement. Since the grant date fair values of those equity incentive plan awards were included in the 2016 “Stock award” and “Total” compensation amounts for Messrs. Gecht and Olin, respectively, reported in the Summary Compensation for 2016 table included in the 2017 Proxy Statement, those amounts were similarly overstated. The “Summary Compensation for 2016” and “2016 Grants of Plan-Based Awards” portions of Item 11 of Part III, as restated herein, reflect the correct grant date fair values of those equity incentive plan awards. These changes do not require a restatement of our annual financial statements for any of the last three completed fiscal years or for any of the quarters of our last completed fiscal year. No other portion of the disclosures included in Item 11 of Part III of the Original Filing, as incorporated by reference in the Original Filing to the 2017 Proxy Statement, has changed.

Summary Compensation for 2016

The compensation paid by the Company to named executive officers for the fiscal years ended December 31, 2016, 2015, and 2014 is summarized as follows:

Name and principal position (a)	Year (b)	Salary (c )	Bonus (d)	Stock awards (e)(2)(3)	Option awards (f)(2)(3)	Non-equity incentive plan compensation (g)(1)	Change in pension value and nonqualified deferred compensation earnings (h)	All other compensation (i)(4)	Total (j)
Guy Gecht, Chief Executive Officer	2016	$620,000	$—	$5,588,772	$—	$—	$—	$5,300	$6,214,072
	2015	620,000	—	5,959,188	—	—	—	5,200	6,584,388
	2014	620,000	—	5,999,416	—	266,114	—	5,200	6,890,730

Marc Olin, Chief Financial Officer	2016	$310,000	$—	$1,270,259	$—	$—	$—	$5,300	$1,585,559
	2015	310,000	—	2,212,146	—	—	—	2,583	2,524,729
	2014	311,553	—	2,263,741	—	88,705	—	2,350	2,666,349

(1)	The annual incentive program for our named executive officers includes a “Target” opportunity and an “accelerator” opportunity that is payable if the target performance levels are exceeded. As described in the Compensation Discussion and Analysis above, both opportunities were granted in the form of RSUs for 2016 and 2015. For 2014, the Target bonus opportunity was granted as RSUs, and while the accelerator component was originally structured as a cash opportunity, the executives requested and the Compensation Committee approved the payment of the accelerator component in common stock. The portion of each opportunity granted as RSUs is reported in the “Stock Awards” column for each applicable year as described in footnotes (2) and (3) below (excluding the accelerator component for 2014, which was originally granted as a cash incentive award and is reflected in the “Non-equity incentive plan compensation” column of the table above).
(2)	The amounts reported in the “Stock awards” column represent the aggregate grant date fair value, determined in accordance with ASC 718, of equity-based awards granted during the applicable year. See Note 12 of the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2016 regarding assumptions underlying the valuation of equity awards.
(3)	The amounts reported in the “Stock awards” column of the table above include the aggregate grant date fair value of performance-based and market-based awards granted to the named executive officers in each of these years calculated based on the probable outcome of the applicable performance conditions determined as of the grant date in accordance with ASC 718. For the 2016 RSU awards excluding the “Target” RSU awards, the grant date fair value based on the probable outcome of the performance-based conditions applicable to the awards and the grant date fair value of these awards assuming that the highest level of performance conditions would be achieved were $3,323,834 and $5,567,281, respectively, for Mr. Gecht and $726,939 and $1,220,783, respectively for Mr. Olin. For the 2015 accelerator RSU awards, the grant date fair value based on the probable outcome of the performance-based conditions applicable to the awards and the grant date fair value of these awards assuming that the highest level of performance conditions would be achieved were $162,694 and $325,387, respectively, for Mr. Gecht and $54,231 and $108,462, respectively for Mr. Olin. For the 2014 awards, the grant date fair value was determined assuming that the highest performance level would be achieved.
(4)	“All other compensation” consists of 401(k) employer matching contributions for each executive.

2016 Grants of Plan-Based Awards

Equity awards granted and estimated future payouts under incentive awards granted during the fiscal year ended December 31, 2016 to each of the Company’s named executive officers were as follows:

Name and Grant Date	Grant Type	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Share)	Grant Date Fair Value of Stock and Option Awards ($)(2)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Guy Gecht
2/26/2016(1)(3)	Performance-based RSUs	$—	$—	$—	$—	8,586	8,586	—	—	—	$338,846
2/26/2016(1)(4)	Performance-based RSUs	—	—	—	—	8,586	8,586	—	—	—	338,846
2/26/2016(1)(5)	Performance-based RSUs	—	—	—	—	8,586	8,586	—	—	—	169,423
2/26/2016(1)(6)	Performance-based RSUs	—	—	—	—	8,586	8,586	—	—	—	169,423
2/26/2016(7)	Performance-based RSUs	—	—	—	—	3,242	3,242	—	—	—	127,946
8/25/2016(8)	Performance-based RSUs	—	—	—	20,450	40,900	61,349	—	—	—	1,714,242
8/25/2016(9)	Performance-based RSUs	—	—	—	13,633	27,266	40,898	—	—	—	1,142,800
8/25/2016(10)	Time-based RSUs	—	—	—	—	—	—	34,083	—	—	1,587,245
Marc Olin
2/26/2016(1)(3)	Performance-based RSUs	—	—	—	—	2,862	2,862	—	—	—	112,949
2/26/2016(1)(4)	Performance-based RSUs	—	—	—	—	2,862	2,862	—	—	—	112,949
2/26/2016(1)(5)	Performance-based RSUs	—	—	—	—	2,862	2,862	—	—	—	56,474
2/26/2016(1)(6)	Performance-based RSUs	—	—	—	—	2,862	2,862	—	—	—	56,474
2/26/2016(7)	Performance-based RSUs	—	—	—	—	1,080	1,080	—	—	—	42,622
8/25/2016(8)	Performance-based RSUs	—	—	—	4,090	8,180	12,269	—	—	—	342,826
8/25/2016(9)	Performance-based RSUs	—	—	—	2,727	5,453	8,179	—	—	—	228,543
8/25/2016(10)	Time-based RSUs	—	—	—	—	—	—	6,816	—	—	317,421

(1)	“Threshold,” “Target,” and “Maximum” columns in the “Estimated Future Payouts Under Equity Incentive Plan Awards” columns for awards granted in February 2016 represent amounts payable under our 2016 annual incentive program. Threshold achievement results in no bonus payout, while Target and Maximum achievement results in 100% bonus payout, with pro rata payouts for achievement between these Threshold and Target levels.
(2)	Grant Date Fair Value of Stock Awards represents the fair value of the applicable award based on, in the case of performance-based and market-based awards, the probable outcome of the performance conditions applicable to the award determined as of the grant date in accordance with ASC 718. See Note 12 of the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2016 regarding assumptions underlying the valuation of equity awards.
(3)	These “Target” RSUs vest based on achievement of 2016 revenue targets with pro rata vesting between the threshold performance level of $940 million (0% vesting) and the target performance level of $ 1.0 billion (100% vesting).
(4)	These “Target” RSUs vest based on achievement of 2016 non-GAAP operating income targets with pro rata vesting between the threshold performance level of $135 million (0% vesting) and the target performance level of $157 million (100% vesting). As described in more detail in the Compensation Discussion and Analysis, “non-GAAP operating income” is defined as operating income determined in accordance with GAAP, adjusted to remove the impact of certain expenses and gains, in each case consistent with the determination of non-GAAP operating income in our financial reporting. These adjustments are specified in the Unaudited Non-GAAP Financial Information section of our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2016.
(5)	These “accelerator” RSUs vest based on achievement of 2016 revenue targets with pro rata vesting between the threshold performance level of $1.0 billion (0% vesting) and the target performance level of $ 1.05 billion (100% vesting).
(6)	These “accelerator” RSUs vest based on achievement of 2016 non-GAAP operating income targets with pro rata vesting between the threshold performance level of $157 million (0% vesting) and the target performance level of $170 million (100% vesting).
(7)	These RSUs vest based on achievement of 2016 cash from operations targets as a percentage of non-GAAP net income with pro rata vesting between the threshold performance level of 66% (0% vesting) and the target performance level of 90% (100% vesting). As described in more detail in the Compensation Discussion and Analysis, “non-GAAP net income” is defined as net income determined in accordance with GAAP, adjusted to remove the impact of certain expenses and gains, and the tax effect of these adjustments, in each case consistent with the determination of non-GAAP net income in our financial reporting. These adjustments are specified in the Unaudited Non-GAAP Financial Information section of our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2016. “Cash from operations” is defined as cash flows from operating activities as reported in our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2016.
(8)	These RSUs will vest based on achievement of revenue growth targets during the three-year period comprised of our 2017, 2018 and 2019 fiscal years, with the vesting percentage subject to a modifier based on our revenue growth levels during that period relative to the revenue growth levels for the companies listed in the NASDAQ composite index with a market capitalization between $500 million and $5 billion. The vesting of the award will range from 0% to 150% of the target number of RSUs. In each case, 50% of the Target number of RSUs will vest at the Threshold level with pro rata vesting on a straight line basis up to the Target level and further vesting on a straight line basis up to the Maximum level shown in the table above.
(9)	These RSUs will vest based on achievement of non-GAAP earnings per share growth targets during the three-year period comprised of the Company’s 2017, 2018 and 2019 fiscal years, with the vesting percentage subject to a modifier based on our cash from operations growth levels (relative to the rate of growth of our non-GAAP operating income) during that period. The vesting of the award will range from 0% to 150% of the target number of RSUs. In each case, 50% of the Target number of RSUs will vest at the Threshold level with pro rata vesting on a straight line basis up to the Target level and further vesting on a straight line basis up to the Maximum level shown in the table above. As described in more detail in the Compensation Discussion and Analysis, “non-GAAP earnings per share” is defined as net income determined in accordance with GAAP, adjusted to remove the impact of certain expenses and gains, and the tax effect of these adjustments, divided by the weighted average number of common shares and dilutive potential common shares outstanding during the period as more fully defined in Note 2—Earnings Per Share of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2016. These adjustments are specified in the Unaudited Non-GAAP Financial Information section of our Annual Report on Form 10-K filed with the SEC for each applicable year. “Cash from operations” is defined as cash flows from operating activities as reported in our Annual Report on Form 10-K filed with the SEC for each applicable year.
(10)	These RSUs vest with respect to one-third of the units on the first, second, and third anniversaries of the date of grant.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(c) Exhibits

We are filing the following documents as exhibits to this Form 10-K/A:

Exhibit No.	Description

23.1	Consent of Independent Registered Public Accounting Firm—Deloitte & Touche LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRONICS FOR IMAGING, INC.

By:	/s/ Guy Gecht
Guy Gecht
Chief Executive Officer (Principal Executive Officer)

September 8, 2017