Form 10-Q/A
period 2017-03-31
ELECTRONICS FOR IMAGING INC
filed 2017-09-11
CIK 867374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

The number of shares of Common Stock outstanding as of April 17, 2017 was 46,520,513

EXPLANATORY NOTE

Electronics For Imaging, Inc. and its subsidiaries (“EFI,” the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2017, which was originally filed on May 2, 2017 (the “Original Filing”), to amend and restate Item 4 of Part I, “Controls and Procedures,” to reflect management’s conclusion that our disclosure controls and procedures were not effective at March 31, 2017 due to material weaknesses in our internal control over financial reporting identified subsequent to the issuance of our Original Filing.

While there is no requirement for any adjustments to or restatement of our financial statements for the quarter ended March 31, 2017, the possibility existed at March 31, 2017 that identified material weaknesses in our internal controls could have resulted in a material error in our financial results, which may not have been detected in a timely manner.

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

PART I – FINANCIAL INFORMATION

Item 4:	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the quarter ended March 31, 2017, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act. Previously, based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2017. However, due to the material weaknesses in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer have now concluded that our disclosure controls and procedures were not effective as of March 31, 2017.

As described in “Item 9A. Controls and Procedures” of our annual report on Form 10-K for the year ended December 31, 2016, as amended, management performed its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2016, and concluded that our internal control over financial reporting as of that date was not effective because of the material weaknesses described below.

Our management determined that, as of December 31, 2016, material weaknesses existed in our internal control over financial reporting. Specifically, our internal controls were not designed effectively to ensure that operational changes which may impact revenue recognition were appropriately and timely evaluated to determine the accounting impact; and we did not sufficiently staff, with appropriate levels of experience and training, to allow for the adequate monitoring and timely communication of operational changes, including those which may impact revenue recognition on an ongoing basis. This resulted in management not timely identifying and evaluating the appropriate period of recognition for certain revenue transactions related to printers distributed from a single location, which should have been evaluated in accordance with the bill and hold revenue recognition guidance.

While there was no restatement of previously issued financial statements, management reevaluated the design and operating effectiveness of our internal control over financial reporting. Management concluded that its internal control over financial reporting as of December 31, 2016, was not effective due to the material weaknesses described above.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected in a timely basis. Because the deficiencies identified could result in a misstatement of revenue and disclosures that could be material to the annual or interim consolidated financial statements, such deficiencies represent material weaknesses in our internal control over financial reporting. Accordingly, management has revised its report on internal control over financial reporting, as stated in our annual report on Form 10-K for the year ended December 31, 2016, as amended.

Material Weakness Discussion and Remediation

Management analyzed the impact on revenue resulting from the identified material weaknesses and concluded that it did not have a material impact on our previously issued consolidated financial statements. Notwithstanding the material weaknesses in our internal control over financial reporting, we concluded that the consolidated financial statements and other financial information included in the Original Filing fairly present in all material respects our financial condition, results of operations, and cash flows as of, and for, the periods presented. The foregoing has been approved by our management, including our Chief Executive Officer and Chief Financial Officer, who have been involved with the reassessment and analysis of our internal control over financial reporting.

The material weaknesses did not result in a material misstatement in the financial statements included in our annual report on Form 10-K for the year ended December 31, 2016, as amended, or our condensed consolidated interim financial information for the quarter ended March 31, 2017; however, we concluded that, as of December 31, 2016, and March 31, 2017, there was a reasonable possibility that material misstatements could occur in the consolidated financial statements.

Our independent registered public accounting firm, Deloitte & Touche, LLP, issued an adverse report regarding the effectiveness of our internal control over financial reporting as of December 31, 2016, and that report is included in “Item 9A. Controls and Procedures” of our annual report on Form 10-K for the year ended December 31, 2016, as amended.

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

We are in the process of further reviewing, documenting, and testing our internal controls over financial reporting, and we may from time to time make changes aimed at enhancing existing controls and/or implementing additional controls. Because the material weaknesses were not identified as of March 31, 2017, management concluded that the material weaknesses described in our annual report on Form 10-K for the year ended December 31, 2016, as amended, still existed as of March 31, 2017.

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

Evaluation of Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated changes in our internal control over financial reporting that occurred during the first quarter of 2017. Based on that evaluation, except for the changes described above, our Chief Executive Officer and Chief Financial Officer did not identify any change in our internal control over financial reporting during the first quarter of 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6:	Exhibits

No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRONICS FOR IMAGING, INC.

Date: September 8, 2017	/s/ Marc Olin
Marc Olin
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002