Form 10-Q
period 2017-06-30
ELECTRONICS FOR IMAGING INC
filed 2017-09-11
CIK 867374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

The number of shares of Common Stock outstanding as of August 31, 2017 was 46,378,143.

Electronics For Imaging, Inc.

PART I – FINANCIAL INFORMATION

Item 1:	Condensed Consolidated Financial Statements

Electronics For Imaging, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands)	June 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$158,577	$164,313
Short-term investments, available for sale	272,666	295,428
Accounts receivable, net of allowances of $28.5 and $23.3 million, respectively	235,241	220,813
Inventories	124,065	99,075
Income taxes receivable	4,668	975
Assets held for sale	—	3,781
Other current assets	39,216	31,881

Total current assets	834,433	816,266
Property and equipment, net	105,853	103,304
Restricted investments and cash equivalents	20,443	6,252
Goodwill	383,251	359,841
Intangible assets, net	133,666	122,997
Deferred tax assets	56,876	58,477
Other assets	15,470	14,359

Total assets	$1,549,992	$1,481,496

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$131,739	$114,287
Accrued and other liabilities	116,959	85,505
Deferred revenue	61,102	53,813
Income taxes payable	11,634	10,256

Total current liabilities	321,434	263,861
Convertible senior notes, net	311,603	304,484
Imputed financing obligation related to build-to-suit lease	14,111	14,152
Noncurrent contingent and other liabilities	39,264	42,786
Deferred tax liabilities	13,459	16,351
Noncurrent income taxes payable	12,016	12,030

Total liabilities	711,887	653,664

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 150,000 shares authorized; 53,710 and 53,038 shares issued, respectively	537	530
Additional paid-in capital	731,421	705,901
Treasury stock, at cost; 7,352 and 6,457 shares, respectively	(315,057)	(273,730)
Accumulated other comprehensive loss	(6,167)	(24,694)
Retained earnings	427,371	419,825

Total stockholders’ equity	838,105	827,832

Total liabilities and stockholders’ equity	$1,549,992	$1,481,496

See accompanying notes to condensed consolidated financial statements.

Electronics For Imaging, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share amounts)	2017	2016	2017	2016

Revenue	$247,047	$245,650	$475,738	$479,783

Cost of revenue (1)	119,795	120,603	224,956	236,339

Gross profit	127,252	125,047	250,782	243,444
Operating expenses:
Research and development (1)	38,989	37,676	78,616	74,798
Sales and marketing (1)	43,714	42,770	86,749	84,300
General and administrative (1)	21,135	21,446	42,164	42,278
Restructuring and other (Note 11)	3,671	1,710	4,589	4,425
Amortization of identified intangibles	11,752	9,736	22,530	18,965

Total operating expenses	119,261	113,338	234,648	224,766

Income from operations	7,991	11,709	16,134	18,678

Interest expense	(4,966)	(4,375)	(9,626)	(8,733)
Interest income and other income, net	755	420	1,042	199

Income before income taxes	3,780	7,754	7,550	10,144
Provision for income taxes	(1,021)	(2,519)	(4)	(2,806)

Net income	$2,759	$5,235	$7,546	$7,338

Net income per basic common share	$0.06	$0.11	$0.16	$0.16

Net income per diluted common share	$0.06	$0.11	$0.16	$0.15

Shares used in basic per-share calculation	46,429	46,943	46,490	47,079

Shares used in diluted per-share calculation	47,150	47,830	47,199	47,930

(1)	Includes stock-based compensation expense as follows:

	2017	2016	2017	2016
Cost of revenue	$665	$534	$1,499	$1,231
Research and development	2,346	1,886	5,916	4,926
Sales and marketing	1,773	1,550	4,068	3,899
General and administrative	2,829	3,135	6,410	8,334

See accompanying notes to condensed consolidated financial statements.

Electronics For Imaging, Inc.

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2017	2016	2017	2016
Net income	$2,759	$5,235	$7,546	$7,338
Net unrealized investment gains (losses):
Unrealized holding gains, net of tax provision of less than $0.1 million and $0.1 million for the three and six months ended June 30, 2017, and $0.2 and $0.7 million for the three and six months ended June 30, 2016	99	325	235	1,101
Reclassification gains (losses) included in net income, net of tax benefits of less than $0.1 million for the three and six months ended June 30, 2017, respectively, and tax provisions of less than $0.1 million for the three and six months ended June 30, 2016	(17)	96	(22)	114

Net unrealized investment gains	82	421	213	1,215
Currency translation adjustments, net of no tax benefit for the three and six months ended June 30, 2017, tax benefit of $0.4 million for the three months ended June 30, 2016, and tax provision of $0.3 million for the six months ended June 30, 2016	12,136	(4,662)	18,310	1,784
Net unrealized gains (losses) on cash flow hedges	(51)	(67)	4	(16)

Comprehensive income	$14,926	$927	$26,073	$10,321

See accompanying notes to condensed consolidated financial statements.

Electronics For Imaging, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six months ended June 30,
(in thousands)	2017	2016
Cash flows from operating activities:
Net income	$7,546	$7,338
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,911	26,503
Deferred taxes	(1,571)	(6,409)
Provisions for bad debt and sales-related allowances	6,401	5,737
Provision for inventory obsolescence	1,465	3,240
Stock-based compensation, net of cash settlements	17,893	18,216
Non-cash accretion of interest expense on convertible notes and imputed financing obligation	7,459	6,574
Other non-cash charges and credits	2,890	(1,329)
Changes in operating assets and liabilities, net of effect of acquired businesses	(33,984)	(28,010)

Net cash provided by operating activities	39,010	31,860

Cash flows from investing activities:
Purchases of short-term investments	(62,431)	(137,323)
Proceeds from sales and maturities of short-term investments	85,306	165,634
Purchases of restricted investments and cash equivalents	(14,191)	—
Purchases, net of proceeds from sales, of property and equipment	(5,711)	(13,694)
Businesses purchased, net of cash acquired	(13,512)	(19,614)

Net cash used for investing activities	(10,539)	(4,997)

Cash flows from financing activities:
Proceeds from issuance of common stock	6,643	4,982
Purchases of treasury stock and net share settlements	(41,326)	(43,923)
Repayment of debt assumed through business acquisitions and debt issuance costs	(1,489)	(8,312)
Contingent consideration payments related to businesses acquired	(1,294)	(1,868)

Net cash used for financing activities	(37,466)	(49,121)

Effect of foreign exchange rate changes on cash and cash equivalents	3,259	1,815

Decrease in cash and cash equivalents	(5,736)	(20,443)
Cash and cash equivalents at beginning of period	164,313	164,091

Cash and cash equivalents at end of period	$158,577	$143,648

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

These condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP” or “GAAP”) for interim financial information, rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements, and accounting policies consistent in all material respects with those applied in preparing our audited annual consolidated financial statements included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2016. These condensed consolidated financial statements and accompanying notes should be read in conjunction with our annual consolidated financial statements and the notes thereto for the year ended December 31, 2016, included in our Annual Report on Form 10-K, as amended. In the opinion of management, these condensed consolidated financial statements reflect all adjustments, including normal recurring adjustments, management considers necessary for the fair presentation of our financial position, operating results, comprehensive income, and cash flows for the interim periods presented. Our results for the interim periods are not necessarily indicative of results for the entire year.

Significant Accounting Policies

There have been no material changes in our significant accounting policies, as compared to the significant accounting policies described in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2016, with the exception of the following:

Bill and Hold Transactions. We hold certain products manufactured by us on a “bill-and-hold” basis for our customers’ convenience. Revenue is recognized for these “bill-and-hold” arrangements in accordance with SEC Staff Accounting Bulletin (“SAB”) 104, which requires consideration of, among other things, whether the customer has made a fixed commitment to purchase the product; the existence of a substantial business purpose for the arrangement; the “bill-and-hold” arrangement is at the request of the customer; the scheduled delivery date must be reasonable and consistent with the buyer’s business purpose; title and risk of ownership must pass to the customer, including any decline in the market value of the product; the product is complete and ready for shipment; the product has been segregated from our inventory; payment terms for such arrangements have not been modified from our normal billing and credit terms; our custodial risks must be insurable and insured; and no further performance obligations by us exist. Extended procedures are not necessary to assure that there are no exceptions to the customer’s commitment to accept and pay for the product.

Out-of-Period Adjustments

In the three and six months ended June 30, 2017, we recorded out-of-period adjustments related to certain bill and hold transactions, which decreased revenue by $4.9 and $3.4 million, respectively, decreased gross profit by $0.9 and $0.5 million, and, respectively, decreased net income by $0.6 and $0.3 million, respectively (or $0.01 per diluted share in both periods). We evaluated these adjustments taking into account both qualitative and quantitative factors and considered the impact of these adjustments in relation to each period, as well as the periods in which they originated. The impact of recognizing these adjustments in prior years was not significant to any individual period. Management believes these adjustments are immaterial to the consolidated financial statements and all previously issued financial statements.

Recent Accounting Pronouncements

Inventory Valuation. In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-11, Simplifying the Measurement of Inventory, which became effective in the first quarter of 2017. ASU 2015-11 requires that inventory be valued at the lower of cost or net realizable value, which is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. We previously valued inventory at the lower of cost or net realizable value less a reasonable profit margin as allowed by previous inventory valuation guidance. The adoption of ASU 2015-11 increased our inventory valuation by $ 2.4 million as of June 30, 2017.

Revenue Recognition. ASU 2014-09, Revenue from Contracts with Customers, issued in May 2014, ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, and subsequent amendments, enhance the comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets. The principles-based guidance provides a framework for addressing revenue recognition issues comprehensively. The standards require that revenue be recognized that reflects the consideration the entity expects to be entitled in exchange for goods or services, which are referred to as performance obligations.

ASU 2014-09 will be effective in the first quarter of 2018. Two adoption methods are allowed under ASU 2014-09 – the full retrospective method and modified retrospective method. We have elected to use the modified retrospective method by applying the revised guidance to contracts that have not been completed as of January 1, 2018. Retained earnings will be adjusted for the cumulative effect of the change on January 1, 2018. The new standard requires comprehensive annual and interim disclosures regarding the nature, amount, timing, and uncertainty of recognized revenue, which will be provided in the year of adoption along with the impact on recognized revenue compared with the revenue that would have been recognized under prior guidance. Qualitative and quantitative disclosures will be required regarding:

•	disaggregation of our current disclosures of revenue by segment and geographic area to include revenue by major product line, timing of recognition, contract duration, and sales channel, among others,

•	billed and unbilled contracts with customers, including revenue and impairments recognized, disaggregation, and information about contract balances and performance obligations,

•

significant judgments and changes in judgments required to determine the transaction price, amounts allocated to performance obligations, and the timing for recognizing revenue resulting from the satisfaction of performance obligations,

•	assets recognized from the costs to obtain or fulfill a contract (e.g., commissions), and

•	bad debt provisions related to billed and unbilled receivables.

Upon initial evaluation, we believe the key changes in the guidance that impact our revenue recognition relate to the timing of revenue recognition and allocation of contract revenue between services and software licenses. The requirement to defer incremental contract acquisition costs (e.g., commissions) and recognize them over the contract period or expected customer life will result in the recognition of a deferred charge on our balance sheet. We are currently assessing the impact on our consolidated financial statements upon adoption.

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

Several indicators of the nature of the relationship that are considered under current guidance have been streamlined and clarified in the new guidance by focusing more specifically on the performance obligations that must be fulfilled in the transaction, which entity carries the inventory risk in the transaction, and which entity controls the pricing of the good or service. Credit risk will no longer be a criterion. This guidance will be effective in the first quarter of 2018. We are evaluating its impact on our revenue and results of operations related to third party ink revenue and certain printer components.

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

Restricted Cash. In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows: Restricted Cash, requiring that the statement of cash flows explain the change incash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents will be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. Under current guidance, changes in restricted cash and restricted cash equivalents are included in operating or investing activities in the Condensed Consolidated Statements of Cash Flows.

ASU 2016-18 will be effective in the first quarter of 2018. Changes in restricted cash related to the off-balance sheet financing arrangement described in Note 8 – Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements will no longer be presented as an investing cash outflow, but will instead be presented as a component of the beginning and ending balance of cash, cash equivalents, and restricted cash in the Condensed Consolidated Statements of Cash Flows.

Lease Arrangements. Under current guidance, the classification of a lease by a lessee as either an operating or capital lease determines whether an asset and liability is recognized on the balance sheet. ASU 2016-02, issued in February 2016 and effective in the first quarter of 2019, requires that a lessee recognize an asset and liability on its balance sheet related to all leases with terms in excess of one year. For all leases, a lessee will be required to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial position. The right-to-use asset represents the right to use the underlying asset during the lease term.

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

We have not quantified the impact, but the requirement to recognize a right-of-use asset and a lease liability related to operating leases will have a material impact on our consolidated financial position as reflected in our Consolidated Balance Sheets. As stated above, the recognition, measurement, and presentation of expenses and cash flows by a lessee have not significantly changed from previous guidance; accordingly, the impact on our results of operations as reflected in our Consolidated Statements of Operations is not expected to be material.

Definition of a Business. ASU 2017-01, Business Combinations: Clarifying the Definition of a Business, was issued in January 2017, which significantly narrows how businesses are defined. Under current guidance, a business is defined as an integrated set of assets and activities that usually consists of business processes and their related inputs and outputs. However, business process outputs are not required to be present and only some business process inputs and business processes must be present if the acquiring entity can produce outputs by integrating the acquired set of assets and activities with its own inputs and processes. Essentially, existing guidance only requires that business processes and inputs be present in order to constitute a business.

Under ASU 2017-01, when substantially all of the fair value of the gross assets acquired is concentrated in a single asset or group of similar identifiable assets, then the assets acquired do not constitute a business. If substantially all of the fair value of the gross assets acquired is not concentrated in a single asset or group of similar assets, then the assets acquired may constitute a business if certain criteria are met. We must determine whether the acquired gross assets and activities include an input and a “substantive” process that together “significantly” contribute to the ability to create an output. A framework and specific criteria are provided to assist with the evaluation of whether a process is “substantive” and “significantly contributes” to the ability to create an output. “Output” is narrowly defined to be consistent with the description of a performance obligation in the new revenue guidance. Missing inputs and processes may not be replaced by integration with our own inputs and processes under the new guidance.

Our condensed consolidated financial statements may be impacted if an acquisition does not qualify as a business combination after ASU 2017-01 is effective in the first quarter of 2018. Such acquisitions would be accounted for as asset purchases.

Nonfinancial Asset Derecognition. In February 2017, the FASB issued ASU 2017-05, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets: Clarifying the Scope of Asset Derecognition and Accounting for Partial Sales of Nonfinancial Assets, which clarifies the scope of recent guidance as it relates to nonfinancial asset derecognition and the accounting for partial sales of nonfinancial assets. The ASU conforms the derecognition guidance as it relates to nonfinancial assets with the derecognition guidance in the new revenue standard (ASU 2014-09) and is expected to have a material impact on the accounting for real estate dispositions.

ASU 2017-05 will be effective in the first quarter of 2018. We have elected to adopt the modified retrospective method of implementation.

Stock Compensation Modification. In May 2017, the FASB issued ASU 2017-09, Stock Compensation – Scope of Modification Accounting, which clarifies the scope of modification accounting for share-based payment arrangements. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification.

ASU 2017-09 will be effective in the first quarter of 2018. We will adopt this guidance prospectively to awards modified on or after the adoption date. We do not believe this guidance will materially impact our results of operations.

Supplemental Cash Flow Information

	Six months ended June 30,
(in thousands)	2017	2016
Net cash paid for income taxes	$7,115	$4,203

Cash paid for interest expense	$2,011	$1,812

Acquisition of businesses
Cash paid for businesses purchased, excluding contingent consideration	$13,512	$21,242
Cash acquired in business acquisitions	—	(1,628)

Net cash paid for businesses purchased, net of cash acquired	$13,512	$19,614

Common stock issued in connection with Reggiani Macchine SpA (“Reggiani”) acquisition	$—	$73

Non-cash investing and financing activities:
Non-cash settlement of vacation liabilities by issuing restricted stock units (“RSUs”)	$—	$2,733
Property and equipment received, but not paid	843	880

	$843	$3,613

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

Performance-based and market-based restricted stock and stock options that would be issuable if the end of the reporting period were the end of the vesting period, if the result would be dilutive, are assumed to be outstanding for purposes of determining net income per diluted common share as of the later of the beginning of the period or the grant date in accordance with ASC 260-10-45-48. Accordingly, performance-based RSUs, which vested on various dates during the three and six months ended June 30, 2017 and 2016, based on achievement of specified performance criteria related to revenue, cash flows from operating activities, and non-GAAP operating income targets, and performance-based stock options, which vested during the six months ended June 30, 2016 based on achievement of specified targets related to non-GAAP return on equity are included in the determination of net income per diluted common share as of the beginning of each period.

Basic and diluted earnings per share during the three and six months ended June 30, 2017 and 2016 are reconciled as follows (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Basic net income per share:
Net income available to common shareholders	$2,759	$5,235	$7,546	$7,338

Weighted average common shares outstanding	46,429	46,943	46,490	47,079
Basic net income per share	$0.06	$0.11	$0.16	$0.16

Dilutive net income per share:
Net income available to common shareholders	$2,759	$5,235	$7,546	$7,338

Weighted average common shares outstanding	46,429	46,943	46,490	47,079
Dilutive stock options and non-vested restricted stock	721	887	709	851

Weighted average common shares outstanding for purposes of computing diluted net income per share	47,150	47,830	47,199	47,930

Dilutive net income per share	$0.06	$0.11	$0.16	$0.15

Potential shares of common stock that are not included in the determination of diluted net income per share because they are anti-dilutive consist of ESPP purchase rights having an anti-dilutive effect of less than 0.1 million shares for the six months ended June 30, 2017 and 2016, respectively.

The weighted-average number of common shares outstanding does not include the effect of the potential common shares from conversion of our Notes and exercise of our Warrants. The effects of these potentially outstanding shares were not included in the calculation of diluted net income per share because the effect would have been anti-dilutive since the conversion price of the Notes and the strike price of the Warrants exceeded the average market price of our common stock. We have the option to pay cash, issue shares of common stock, or any combination thereof for the aggregate amount due upon conversion of the Notes. Our intent is to settle the principal amount of the Notes in cash upon conversion. As a result, only amounts payable in excess of the principal amount of the Notes are considered in diluted net income per share under the treasury stock method. The Note Hedges are not included in the calculation of diluted net income per share because the effect of any exercise of the Note Hedges would be anti-dilutive. Please refer to Note 6 – Convertible Senior Notes, Note Hedges, and Warrants of the Notes to Condensed Consolidated Financial Statements for additional information.

3. Balance Sheet Details

Inventories

Inventories, net of allowances, as of June 30, 2017, and December 31, 2016, are as follows (in thousands):

	June 30, 2017	December 31, 2016
Raw materials	$51,180	$45,798
Work in process	12,546	7,362
Finished goods	60,339	45,915

	$124,065	$99,075

Deferred Cost of Revenue

Deferred cost of revenue related to unrecognized revenue on shipments to customers was $3.0 and $3.4 million as of June 30, 2017, and December 31, 2016, respectively, and is included in other current assets in our Condensed Consolidated Balance Sheets.

Product Warranty Reserves

Product warranty reserves are included in accrued and other liabilities and our Condensed Consolidated Balance Sheets. The changes in product warranty reserves during the six months ended June 30, 2017 and 2016 are as follows (in thousands):

	2017	2016
Balance at January 1,	$10,319	$9,635
Liability assumed upon acquiring FreeFlow print server (“FFPS”)	9,368	—
Provisions, net of releases	4,790	6,205
Settlements	(6,254)	(6,215)

Balance at June 30,	$18,223	$9,625

Accumulated Other Comprehensive Loss (“OCI”)

OCI classified within stockholders’ equity in our Condensed Consolidated Balance Sheets as of June 30, 2017, and December 31, 2016 is as follows (in thousands):

	June 30, 2017	December 31, 2016
Net unrealized investment losses	$(260)	$(473)
Currency translation losses	(5,920)	(24,230)
Net unrealized gains on cash flow hedges	13	9

Accumulated other comprehensive loss	$(6,167)	$(24,694)

Amounts reclassified out of OCI were less than $0.1 million, net of tax, for the three and six months ended June 30, 2017, and $0.1 million, net of tax, for the three and six months ended June 30, 2016, and consisted of unrealized gains and losses from investments in debt securities that are reported within interest income and other income, net, in our Condensed Consolidated Statements of Operations.

4. Acquisition

We acquired privately held CRC Information Systems, Inc. (“CRC”) from Reynolds and Reynolds Company (“Reynolds”) and certain assets comprising the FFPS business from Xerox Corporation (“Xerox”) during 2017, which have been included in our Productivity Software and Fiery operating segments, respectively. Acquisition-related transaction costs were $0.5 and $1.2 million during the three and six months ended June 30, 2017, respectively, and $0.8 and $1.3 million during the three and six months ended June 30, 2016, respectively, related to all acquisitions.

These acquisitions were accounted for as purchase business combinations. We allocated the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair value on their acquisition dates. Excess purchase consideration was recorded as goodwill. Factors contributing to a purchase price that results in goodwill include, but are not limited to, the retention of research and development personnel with skills to develop future technology, support personnel to provide maintenance services related to the products, a trained sales force capable of selling current and future products, the opportunity to cross-sell products of the acquired businesses to existing customers, the opportunity to integrate acquired technology into our products, the positive reputation of CRC and FFPS in the market, the opportunity to sell Fiery digital front ends (“DFEs”) to FFPS customers, and the opportunity to expand our presence in the DFE market through the synergy of FFPS technology with existing Fiery products.

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

The purchase price allocations are preliminary and subject to change within the measurement period as the valuations are finalized. We expect to continue to obtain information to assist us in finalizing the fair value of the net assets acquired during the measurement period, which end at various dates in 2018. Measurement period adjustments will be recognized in the reporting period in which the adjustment amounts are determined, if any.

Productivity Software Operating Segment

We acquired privately held CRC, which is a Michigan corporation headquartered in Scottsdale, Arizona, from Reynolds, which is an Ohio corporation headquartered in Dayton, Ohio, on May 8, 2017, for cash consideration of $7.6 million. CRC provides business process automation software for label and packaging printers for commercial businesses and is included in the Midmarket Print Suite within our Productivity Software operating segment.

Fiery Operating Segment

We acquired certain assets comprising the FFPS business from Xerox, a New York corporation headquartered in Norwalk, Connecticut, on January 31, 2017. The FFPS business manufactures and markets the FFPS DFE, which is a DFE that previously competed with our Fiery DFEs and is included in our Fiery operating segment.

We purchased FFPS for cash consideration of $24.0 million consisting of $6.0 million paid at closing, $9.0 million paid in July 2017, and $9.0 million payable in July 2018, which have been discounted at our incremental borrowing rate of 4.98%, resulting in a purchase price of $23.1 million.

Valuation Methodologies

Intangible assets acquired consist of customer relationships, Purchasing Agreement with Xerox, “take-or-pay” contractual penalty, trade name, existing technology, and in-process research & development (“IPR&D”). Each intangible asset valuation methodology for each acquisition assumes a risk-free discount rate of 4.98% or probability-adjusted discount rates between 13% and 18%.

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

Purchasing Agreement was valued using the excess earnings method, which is an income approach. The Master Purchasing Agreement (the “Purchasing Agreement”) entered into with Xerox states that we will be Xerox’s preferred supplier of DFEs provided that we meet quality, cost, delivery, and services requirements. The value of the Purchasing Agreement lies in the generation of a consistent and predictable revenue source without incurring the costs normally required to acquire the Purchasing Agreement. The Purchasing Agreement was valued by estimating the revenue attributable to the Purchasing Agreement and probability-weighting each forecast year to reflect the uncertainty of maintaining the existing relationship with Xerox beyond the initial five-year term of the agreement.

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

IPR&D was valued using the relief from royalty method by estimating the cost to develop purchased IPR&D into commercially viable products, estimating the net cash flows resulting from the sale of those products, and discounting the net cash flows back to their present value. FFPS project schedules were 63% complete as of the acquisition date and 95% as of June 30, 2017, based on management’s estimate of tasks completed to achieve technical and commercial feasibility. IPR&D is subject to amortization after product completion over the product life or otherwise assessed for impairment in accordance with acquisition accounting guidance. Additional costs incurred to complete IPR&D after the acquisition are expensed.

The preliminary allocation of the purchase price to the assets acquired and liabilities assumed (in thousands) with respect to these acquisitions at their respective acquisition dates is summarized as follows:

	CRC		FFPS
	Weighted average useful life	Purchase Price Allocation	Weighted average useful life	Purchase Price Allocation
Purchasing agreement	—	$—	10 years	$9,330
Take-or-pay contract	—	—	4 years	$9,000
Customer relationships	9 years	3,580	—	—
Existing technology	4 years	540	2 years	2,570
Trade names	4 years	180	5 years	1,020
IPR&D	—	—	less than one year	70
Backlog	less than one year	4	—	—
Goodwill	—	4,595	—	6,236

		$8,899		28,226
Net tangible assets (liabilities)		(1,299)		(5,092)

Total purchase price		$7,600		$23,134

Pro forma results of operations have not been presented because they are not material to our Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2017 and 2016. Goodwill, which represents the excess of the purchase price over the net tangible and intangible assets acquired, that was generated by our acquisition of CRC and FFPS is not deductible for tax purposes.

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

Our available-for-sale short-term investments as of June 30, 2017, and December 31, 2016, are as follows (in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
June 30, 2017
U.S. Government and sponsored entities	$68,114	$6	$(348)	$67,772
Corporate debt securities	178,432	153	(269)	178,316
Municipal government	1,044	—	—	1,044
Asset-backed securities	24,502	71	(18)	24,555
Mortgage-backed securities – residential	980	1	(2)	979

Total short-term investments	$273,072	$231	$(637)	$272,666

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
December 31, 2016
U.S. Government and sponsored entities	$70,893	$49	$(348)	$70,594
Corporate debt securities	198,166	102	(621)	197,647
Municipal government	1,278	—	(1)	1,277
Asset-backed securities	24,233	79	(17)	24,295
Mortgage-backed securities – residential	1,615	3	(3)	1,615

Total short-term investments	$296,185	$233	$(990)	$295,428

The fair value and duration that investments, including cash equivalents, have been in a gross unrealized loss position as of June 30, 2017, and December 31, 2016 are as follows (in thousands):

	Less than 12 Months		More than 12 Months		TOTAL
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2017
U.S. Government and sponsored entities	$58,640	$(342)	$—	$—	$58,640	$(342)
Corporate debt securities	98,931	(268)	6,013	(6)	104,944	(274)
Asset-backed securities	11,234	(17)	1,537	(1)	12,771	(18)
Mortgage-backed securities – residential	453	(3)	17	—	470	(3)

Total	$169,258	$(630)	$7,567	$(7)	$176,825	$(637)

December 31, 2016
U.S. Government and sponsored entities	$39,810	$(348)	$—	$—	$39,810	$(348)
Corporate debt securities	133,382	(581)	13,158	(40)	146,540	(621)
Municipal government	1,268	(1)	—	—	1,268	(1)
Asset-backed securities	4,540	(7)	4,611	(10)	9,151	(17)
Mortgage-backed securities – residential	428	(1)	153	(2)	581	(3)

Total	$179,428	$(938)	$17,922	$(52)	$197,350	$(990)

For fixed income securities that have unrealized losses as of June 30, 2017, we have determined that we do not have the intent to sell any of these investments and it is not more likely than not that we will be required to sell any of these investments before recovery of the entire amortized cost basis. We have evaluated these fixed income securities and determined that no credit losses exist. Accordingly, management has determined that the unrealized losses on our fixed income securities as of June 30, 2017, were temporary in nature.

Amortized cost and estimated fair value of investments as of June 30, 2017, are summarized by maturity date as follows (in thousands):

	Amortized cost	Fair value
Mature in less than one year	$75,373	$75,361
Mature in one to three years	197,699	197,305

Total short-term investments	$273,072	$272,666

Net realized gains of less than $0.1 million from sales of investments were recognized in interest income and other income, net, during the three and six months ended June 30, 2017. Net realized gains of $0.2 million from sales of investments were recognized in interest income and other income, net, during the three and six months ended June 30, 2016. Net unrealized losses of $0.4 and $0.8 million were included in OCI in the accompanying Condensed Consolidated Balance Sheets as of June 30, 2017, and December 31, 2016, respectively.

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

Our investments and liabilities measured at fair value have been presented in accordance with the fair value hierarchy specified in ASC 820 as of June 30, 2017, and December 31, 2016 in order of liquidity as follows (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
June 30, 2017
Assets:
Money market funds	$9,497	$9,497	$—	$—
U.S. Government and sponsored entities	67,772	41,813	25,959	—
Corporate debt securities	178,316	—	178,316	—
Municipal government	1,044	—	1,044	—
Asset-backed securities	24,555	—	24,497	58
Mortgage-backed securities – residential	979	—	979	—

	$282,163	$51,310	$230,795	$58

Liabilities:
Contingent consideration, current and noncurrent	$61,414	$—	$—	$61,414
Self-insurance	1,060	—	—	1,060

	$62,474	$—	$—	$62,474

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
December 31, 2016
Assets:
Money market funds	$23,575	$23,575	$—	$—
U.S. Government and sponsored entities	70,594	51,870	18,724	—
Corporate debt securities	197,647	—	197,647	—
Municipal government	1,277	—	1,277	—
Asset-backed securities	24,295	—	24,228	67
Mortgage-backed securities – residential	1,615	—	1,615	—

	$319,003	$75,445	$243,491	$67

Liabilities:
Contingent consideration, current and noncurrent	$56,463	$—	$—	$56,463
Self-insurance	1,542	—	—	1,542

	$58,005	$—	$—	$58,005

Money market funds consist of $9.5 and $23.6 million, which have been classified as cash equivalents as of June 30, 2017, and December 31, 2016, respectively.

Investments are generally classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices or alternative pricing sources with reasonable levels of price transparency. Investments in U.S. Treasury obligations and overnight money market mutual funds have been classified as Level 1 because these securities are valued based on quoted prices in active markets or are actively traded at $1.00 Net Asset Value. There have been no transfers between Level 1 and 2 during the six months ended June 30, 2017 and 2016.

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

The fair value of these earnouts is estimated to be $61.4 and $56.5 million as of June 30, 2017, and December 31, 2016, respectively, by applying the income approach in accordance with ASC 805-30-25-5, Business Combinations. Key assumptions include risk-free discount rates between 0.6% and 4.98% (Monte Carlo valuation method) and discount rates between 4.7% and 6.0% (probability-adjusted method), as well as probability-adjusted revenue and earnings before interest and taxes (“EBIT”) levels. Probability-adjusted revenue, gross profit, operating profit, and EBIT are significant inputs that are not observable in the market, which ASC 820-10-35 refers to as Level 3 inputs. These contingent liabilities have been reflected in the Condensed Consolidated Balance Sheet as of June 30, 2017, as current and noncurrent liabilities of $38.0 and $23.4 million, respectively.

The fair value of contingent consideration increased by $1.8 million primarily due to an increase in the Optitex earnout and CTI performance probabilities, including $0.9 million of earnout interest accretion related to all acquisitions during the six months ended June 30, 2017. The fair value of contingent consideration increased by $6.8 million primarily due to increased Rialco, Optitex, Reggiani, DirectSmile, and CTI earnout performance probabilities, partially offset by decreased DIMS and Shuttleworth earnout performance probabilities, and including $2.7 million of earnout interest accretion related to all acquisitions during the year ended December 31, 2016. In accordance with ASC 805-30-35-1, changes in the fair value of contingent consideration subsequent to the acquisition date have been recognized in general and administrative expense.

Earnout payments during the six months ended June 30, 2017 of $1.3 million are primarily related to the previously accrued Shuttleworth contingent consideration liability. Earnout payments during the year ended December 31, 2016 of $23.8, $3.6, $0.4, and $0.2 million are primarily related to the previously accrued Reggiani, DirectSmile, SmartLinc, and Metrix contingent consideration liabilities, respectively.

Changes in the fair value of contingent consideration are summarized as follows (in thousands):

Fair value of contingent consideration at January 1, 2016	$54,796

Fair value of Rialco contingent consideration at March 1, 2016	2,109
Fair value of Optitex contingent consideration at June 16, 2016	22,300
Changes in valuation	6,813
Payments	(28,111)
Foreign currency adjustment	(1,444)

Fair value of contingent consideration at December 31, 2016	$56,463

Changes in valuation	$1,776
Payments	(1,294)
Foreign currency adjustment	4,469

Fair value of contingent consideration at June 30, 2017	$61,414

Since the primary inputs to the fair value measurement of contingent consideration liability are the discount rate and probability-adjusted revenue, we reviewed the sensitivity of the fair value measurement to changes in these inputs. We assessed the probability of achieving the revenue performance targets for contingent consideration associated with each acquisition at percentage levels between 60% and 100% as of each respective acquisition date based on an assessment of the historical performance of each acquired entity, our current expectations of future performance, and other relevant factors. A change in probability-adjusted revenue of five percentage points from the level assumed in the current valuations would result in a change in the fair value of contingent consideration of $2.0 million resulting in a corresponding adjustment to general and administrative expense. A change in the discount rate of one percentage point results in a change in the fair value of contingent consideration of $0.5 million. The potential undiscounted amount of future contingent consideration cash payments that we could be required to make related to our business acquisitions, beyond amounts currently accrued, is $10.1 million as of June 30, 2017.

Fair Value of Derivative Instruments

We utilize the income approach to measure the fair value of our derivative assets and liabilities. The income approach uses pricing models that rely on market observable inputs such as yield curves, currency exchange rates, and forward prices, and are therefore classified as Level 2 measurements. The notional amount of our derivative assets and liabilities was $148.7 and $161.8 million as of June 30, 2017 and December 31, 2016, respectively. The fair value of our derivative assets and liabilities that were designated for cash flow hedge accounting treatment having notional amounts of $3.6 and $3.2 million as of June 30, 2017 and December 31, 2016, respectively, was not material.

Fair Value of Convertible Senior Notes

In September 2014, we issued $345 million aggregate principal amount of our Notes. The Notes are carried at their original issuance value, net of unamortized debt discount, and are not marked to market each period. The approximate fair value of the Notes as of June 30, 2017 was approximately $373.0 million and was considered a Level 2 fair value measurement. Fair value was estimated based upon actual quotations obtained at the end of the reporting period or the most recent date available. A substantial portion of the market value of our Notes in excess of the outstanding principal amount relates to the conversion premium.

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

The initial conversion rate is 18.9667 shares of common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $52.72 per share of common stock. Upon conversion of the Notes, holders will receive cash, shares of common stock or a combination thereof, at our election. Our intent is to settle the principal amount of the Notes in cash upon conversion. If the conversion value exceeds the principal amount, we would deliver shares of our common stock for our conversion obligation in excess of the aggregate principal amount. As of June 30, 2017, none of the conditions listed below allowing holders of the Notes to convert had been met.

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

We separated the Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the estimated fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the face value of the Notes as a whole. The excess of the principal amount of the liability component over its carrying amount (“debt discount”) is amortized to interest expense over the term of the Notes using the effective interest method with an effective interest rate of 4.98% per annum (5.46% inclusive of debt issuance costs). The equity component is not remeasured if it continues to meet the conditions for equity classification.

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

The Notes consist of the following as of June 30, 2017, and December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016
Liability component	$345,000	$345,000
Debt discount, net of amortization	(29,695)	(36,115)
Debt issuance costs, net of amortization	(3,702)	(4,401)

Net carrying amount	$311,603	$304,484

Equity component	$63,643	$63,643
Less: debt issuance costs allocated to equity	(1,582)	(1,582)

Net carrying amount	$62,061	$62,061

Interest expense recognized related to the Notes during the three and six months ended June 30, 2017 and 2016 was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
0.75% coupon	$647	$647	$1,287	$1,287
Amortization of debt issuance costs	354	362	699	719
Amortization of debt discount	3,249	3,050	6,420	6,025

	$4,250	$4,059	$8,406	$8,031

Note Hedges

We paid an aggregate of $63.9 million in convertible note hedge transactions with respect to our common stock (“Note Hedges”) in September 2014. The Note Hedges will expire upon maturity of the Notes. The Note Hedges are intended to offset the potential dilution upon conversion and/or offset any cash payments we are required to make in excess of the principal amount upon conversion of the Notes in the event that the market value per share of our common stock, as measured under the terms of the Note Hedges, is greater than the strike price of the Note Hedges. The strike price of the Note Hedges initially corresponds to the conversion price of the Notes and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion price of the Notes. The Note Hedges are separate transactions and are not part of the Notes. Holders of the Notes will not have any rights with respect to the Note Hedges.

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

7. Income taxes

We recognized a tax provisions of $1.0 and $2.5 million on pretax net income of $3.8 and $7.8 million during the three months ended June 30, 2017 and 2016, respectively. We recognized no tax provision on pretax net income of $7.6 million and a tax provision of $2.8 million on pre-tax income of $10.1 million during the six months ended June 30, 2017 and 2016, respectively. The provisions for income taxes before discrete items reflected in the table below were $1.5 and $2.3 million during the three months ended June 30, 2017 and 2016, respectively, and $2.6 and $2.8 million during the six months ended June 30, 2017 and 2016, respectively. The decrease in the provisions for income taxes before discrete items for the three and six months ended June 30, 2017, compared with the same periods in the prior year, is primarily due to the decrease in profitability before income taxes.

Primary differences between our provision for income taxes before discrete items and the income tax provision at the U.S. statutory rate of 35% include lower taxes on permanently reinvested foreign earnings and the tax effects of stock-based compensation expense pursuant to ASC 718-740, Stock Compensation – Income Taxes, which are non-deductible for tax purposes.

Our tax provisions before discrete items is reconciled to our recorded provisions for income taxes during the three and six months ended June 30, 2017 and 2016 as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Provision for income taxes before discrete items	$1.5	$2.3	$2.6	$2.8
Interest related to unrecognized tax benefits	0.1	0.1	0.1	0.2
Reassessment of taxes upon filing tax returns	0.2	0.3	0.1	0.1
Excess tax benefit from stock compensation	(0.8)	(0.2)	(2.3)	(0.3)
Benefit from reassessment of taxes upon foreign statutory tax rate change	—	—	(0.5)	—

Provision for income taxes	$1.0	$2.5	$—	$2.8

As of June 30, 2017 and December 31, 2016, gross unrecognized benefits that would affect the effective tax rate if recognized were $32.6 and $32.0 million, respectively. Over the next twelve months, our existing tax positions will continue to generate increased liabilities for unrecognized tax benefits. It is reasonably possible that our gross unrecognized tax benefits will decrease up to $3.5 million in the next twelve months primarily due to the lapse of the statute of limitations for federal and state tax purposes. These adjustments, if recognized, would positively impact our effective tax rate, and would be recognized as additional tax benefits in our Condensed Consolidated Statements of Operations.

In accordance with ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, Similar Tax Loss, or Tax Credit Carryforward Exists, $20.6 million of gross unrecognized tax benefits were offset against deferred tax assets as of June 30, 2017, and the remaining $12.0 million has been recorded as noncurrent income taxes payable.

We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of June 30, 2017 and December 31, 2016, we have accrued $0.6 and $0.5 million, respectively, for potential payments of interest and penalties.

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

Lease Commitments and Contractual Obligations

As of June 30, 2017, we have leased certain of our current facilities under noncancellable operating lease agreements. We are required to pay property taxes, insurance, and nominal maintenance costs for certain of these facilities and any increases over the base year of these expenses on the remainder of our facilities.

Assets Held for Sale

In 2016, management approved a plan to sell approximately 5.6 acres and the office building located at 1340 Corporate Center Curve, Eagan, Minnesota, consisting of 43,682 square feet, and the related fixed assets were classified as held for sale. On April 13, 2017, we entered into an agreement under which we agreed to sell the office building and related land, subject to completion of a 150 day due diligence period, which expired without the transaction closing on September 7, 2017. Accordingly, assets previously recorded as held for sale of $3.8 million, which consisted of $2.9 million net book value of the facility and $0.9 million of related land as of December 31, 2016, have been classified as assets held for use within property and equipment, net, in our Condensed Consolidated Balance Sheet as of June 30, 2017.

Off-Balance Sheet Financing – Lease Arrangements

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

On August 26, 2016, we entered into a six-year lease with BTMU whereby a 225,000 square foot manufacturing and warehouse facility is under construction related to our super-wide format industrial digital inkjet printer business in the Industrial Inkjet operating segment at a projected cost of $40 million and a construction period of 18 months. Minimum lease payments during the initial six-year term are $1.8 million. Upon completion of the initial six-year term, we have the option to renew the lease, purchase the facility, or return the facility to BTMU subject to an 89% residual value guarantee under which we would recognize additional rent expense in the form of a variable rent payment. We have assessed our exposure in relation to the residual value guarantee and believe that there is no deficiency to the guaranteed value with respect to funds expended by BTMU as of June 30, 2017. We are treated as the owner of the facility for federal income tax purposes.

The funds pledged under the lease represent 115% of the total expenditures made by BTMU through June 30, 2017. The funds are invested in $15.1 and $5.3 million of U.S. government securities and cash equivalents, respectively, with a third party trustee and will be restricted during the construction period. Upon completion of construction, the funds will be released as cash and cash equivalents. The portion of released funds that represents 100% of the total expenditures made by BTMU will be deposited with BTMU and restricted as collateral until the end of the underlying lease period.

The funds pledged as collateral are invested in U.S. government securities and cash equivalents as of June 30, 2017, and are classified as Level 1 in the fair value hierarchy as more fully defined in Note 5 – Investments and Fair Value Measurements. Net unrealized gains of less than $0.1 million were included in OCI in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2017.

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

As of June 30, 2017, we are subject to the matter discussed below:

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

Other Matters

As of June 30, 2017, we were subject to various other claims, lawsuits, investigations, and proceedings in addition to the matter discussed above. There is at least a reasonable possibility that additional losses may be incurred in excess of the amounts that we have accrued. However, we believe that these claims are not material to our financial statements or the range of reasonably possible losses is not reasonably estimable. Litigation is inherently unpredictable, and while we believe that we have valid defenses with respect to legal matters pending against us, our financial statements could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies or because of the diversion of management’s attention and the incurrence of significant expenses.

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

Productivity Software, which consists of a complete software suite that enables efficient and automated end-to-end business and production workflows for the print and packaging industry. This Productivity Suite also provides tools to enable revenue growth, efficient scheduling, and optimization of processes, equipment, and personnel. Customers are provided the financial and technical flexibility to deploy locally within their business or to be hosted in the cloud. The Productivity Suite addresses all segments of the print industry and consists of the: (i) Packaging Suite, with Radius at its core, for tag & label, cartons, and flexible packaging businesses; (ii) Corrugated Packaging Suite, with CTI at its core, for corrugated packaging businesses; (iii) Enterprise Commercial Print Suite, with Monarch at its core, for enterprise print businesses; (iv) Publication Print Suite, with Monarch or Technique at its core, for publication print businesses; (v) Midmarket Print Suite, with Pace at its core, for medium size print businesses; (vi) Quick Print Suite, with PrintSmith at its core, for small printers and in-plant sites; and (vii) Value Added Products, available with the suite and standalone, such as web-to-print, e-commerce, cross media marketing, warehousing, fulfillment, shop floor data collection, and shipping to reduce costs, increase profits, and offer new products and services to their existing and future customers. We also market Optitex computer-aided fashion design (“fashion CAD”) software, which facilitates fast fashion and increased efficiency in the textile and fashion industries.

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

Operating segment profit (i.e., gross profit), excluding stock-based compensation expense, during the three and six months ended June 30, 2017 and 2016 is summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Industrial Inkjet
Revenue	$141,693	$140,124	$264,956	$265,922
Gross profit	52,511	49,044	101,580	91,494
Gross profit percentages	37.1%	35.0%	38.3%	34.4%
Productivity Software
Revenue	$39,063	$36,351	$74,121	$68,891
Gross profit	29,168	27,226	54,764	50,919
Gross profit percentages	74.7%	74.9%	73.9%	73.9%
Fiery
Revenue	$66,291	$69,175	$136,661	$144,970
Gross profit	46,238	49,311	95,937	102,577
Gross profit percentages	69.8%	71.3%	70.2%	70.8%

Operating segment profit (i.e., gross profit) is reconciled to our Condensed Consolidated Statements of Operations during the three and six months ended June 30, 2017 and 2016 as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Segment gross profit	$127,917	$125,581	$252,281	$244,990
Stock-based compensation expense	(665)	(534)	(1,499)	(1,231)
Other items excluded from segment profit	—	—	—	(315)

Gross profit	$127,252	$125,047	$250,782	$243,444

The Fiery gross profit percentage is impacted by $0.2 and $1.2 million during the three and six months ended June 30, 2017, respectively, charged to cost of revenue, which reflects the FFPS cost of manufacturing plus a portion of the expected profit margin. Inventory acquired in the acquisition of FFPS is required to be recorded at fair value rather than historical cost in accordance with ASC 805. This amount is not included in the financial information regularly reviewed by the CODM as this acquisition-related charge is not indicative of the gross margin trends in the FFPS business. Excluding this charge, the Fiery gross profit percentage would be 70.0% and 71.1% for the three and six months ended June 30, 2017, respectively.

Tangible and intangible assets, net of liabilities, are summarized by operating segment as follows (in thousands):

June 30, 2017	Industrial Inkjet	Productivity Software	Fiery	Corporate and Unallocated Net Assets	Total
Goodwill	$148,109	$165,194	$69,948	$—	$383,251
Identified intangible assets, net	77,808	36,407	19,451	—	133,666
Tangible assets, net of liabilities	197,953	(42,464)	2,244	163,455	321,188

Net tangible and intangible assets	$423,870	$159,137	$91,643	$163,455	$838,105

December 31, 2016
Goodwill	$141,068	$155,475	$63,298	$—	$359,841
Identified intangible assets, net	84,465	38,440	92	—	122,997
Tangible assets, net of liabilities	156,202	(27,689)	33,325	183,156	344,994

Net tangible and intangible assets	$381,735	$166,226	$96,715	$183,156	$827,832

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

Our revenue by ship-to destination during the three and six months ended June 30, 2017 and 2016 was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Americas	$114,014	$115,459	$223,909	$235,725
Europe, Middle East and Africa (“EMEA”)	101,513	95,877	189,546	179,460
Asia Pacific (“APAC”)	31,520	34,314	62,283	64,598

Total revenue	$247,047	$245,650	$475,738	$479,783

10. Derivatives and Hedging

We are exposed to market risk and foreign currency exchange risk from changes in foreign currency exchange rates, which could affect operating results, financial position, and cash flows. We manage our exposure to these risks through our regular operating and financing activities and, when appropriate, through use of derivative financial instruments. These derivative financial instruments are used to hedge monetary assets and liabilities, intercompany balances, trade receivables, anticipated cash flows, and to reduce earnings and cash flow volatility resulting from shifts in market rates. Our objective is to offset gains and losses resulting from these exposures with losses and gains on the derivative contracts used to hedge them, thereby reducing volatility of earnings or protecting fair values of assets and liabilities. We do not have any leveraged derivatives, nor do we use derivative contracts for speculative purposes. ASC 815, Derivatives and Hedging, requires the fair value of all derivative instruments, including those embedded in other contracts, to be recorded as assets or liabilities in our Condensed Consolidated Balance Sheet. The related cash flow impacts of our derivative contracts are reflected as cash flows from operating activities.

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

Cash Flow Hedges

Foreign currency derivative contracts with notional amounts of $3.6 million and $3.2 million have been designated as cash flow hedges of our Indian rupee operating expense exposure at June 30, 2017 and December 31, 2016, respectively. The fair value of the net assets (liabilities) related to these cash flow hedges are not material. The changes in fair value of these contracts are reported as a component of OCI and reclassified to operating expense in the periods of payment of the hedged operating expenses. The amount of ineffectiveness that was recorded in the Condensed Consolidated Statements of Operations for these designated cash flow hedges was immaterial. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.

Balance Sheet Hedges

Forward contracts not designated for hedge accounting treatment with notional amounts of $145.1 and $158.7 million are used to hedge foreign currency balance sheet exposures at June 30, 2017 and December 31, 2016, respectively. They are not designated for hedge accounting treatment since there is a natural offset for the remeasurement of the underlying foreign currency denominated asset or liability. We recognize changes in the fair value of non-designated derivative instruments in earnings in the period of change. Gains and losses on foreign currency forward contracts used to hedge balance sheet exposures are recognized in interest income and other income, net, in the same period as the remeasurement gain or loss of the related foreign currency denominated assets and liabilities. Forward contracts not designated for hedge accounting treatment consist of hedges of British pound sterling, Brazilian real, Israeli shekel, Japanese yen,, and Euro-denominated intercompany balances with notional amounts of $59.1 and $90.7 million; hedges of Brazilian real, British pound sterling, Australian dollar, Canadian dollar, Israeli shekel, and Euro-denominated trade receivables with notional amounts of $50.5 and $39.8 million; and hedges of British pounds sterling, Indian rupee, Israeli shekel, and Euro-denominated other net monetary assets with notional amounts of $35.5 and $28.2 million at June 30, 2017 and December 31, 2016, respectively.

11. Restructuring and Other

During the three and six months ended June 30, 2017 and 2016, cost reduction actions were taken to lower our operating expense run rate as we analyze and re-align our cost structure following our business acquisitions. These charges primarily relate to cost reduction actions undertaken to integrate recently acquired businesses, consolidate facilities, and lower our operating expense run rate. Restructuring and other consists primarily of restructuring, severance, retention, facility downsizing and relocation, and acquisition integration expenses. Our restructuring and other plans are accounted for in accordance with ASC 420, Exit or Disposal Cost Obligations, ASC 712, Compensation – Non-Retirement Postemployment Benefits, and ASC 820.

Restructuring and other costs were $3.7 and $4.6 million during the three and six months ended June 30, 2017, respectively, and $1.7 and $4.4 million during the three and six months ended June 30, 2016, respectively. Restructuring and other costs include severance charges of $3.1 and $3.5 million related to reductions in head count of 95 and 113 during the three and six months ended June 30, 2017, respectively, and $1.0 and $3.1 million related to reduction in head count of 27 and 98 during the three and six months ended June 30, 2016, respectively. Severance costs include severance payments, related employee benefits, outplacement fees, and employee relocation costs.

Facilities relocation and downsizing expenses were $0.2 and $0.5 million during the six months ended June 30, 2017 and 2016, respectively, primarily related to the relocation of certain manufacturing and administrative locations due to reduced space requirements. Integration expenses of $0.4 and $0.8 million during the three and six months ended June 30, 2017, respectively, and $0.7 and $0.9 million during the three and six months ended June 30, 2016, respectively, were required to integrate our business acquisitions.

Restructuring and other reserve activities during the six months ended June 30, 2017 and 2016 are summarized as follows (in thousands):

	2017	2016
Reserve balance at January 1,	$1,824	$3,019
Restructuring charges	3,502	2,375
Other charges	1,087	2,050
Non-cash restructuring and other	(117)	(403)
Cash payments	(2,926)	(4,704)

Reserve balance at June 30,	$3,370	$2,337

12. Stock-based Compensation

We account for stock-based payment awards in accordance with ASC 718, Stock Compensation, which requires the measurement and recognition of compensation expense for all equity awards granted to our employees and directors, including RSUs, ESPP purchase rights, and employee stock options related to all stock-based compensation plans based on the fair value of such awards on the date of grant. We amortize stock-based compensation cost on a graded vesting basis over the vesting period reduced by actual forfeitures, after assessing the probability of achieving the requisite performance criteria with respect to performance-based awards. Stock-based compensation cost is recognized over the requisite service period for each separately vesting tranche of the award as though the award were, in substance, multiple awards.

Stock-based compensation expense related to stock options, ESPP purchase rights, and RSUs during the three and six months ended June 30, 2017 and 2016 is summarized as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Stock-based compensation expense by type of award:
RSUs	$6,093	$6,389	$15,330	$17,077
ESPP	1,520	591	2,563	1,358
Employee stock options	—	125	—	(45)

Total stock-based compensation	7,613	7,105	17,893	18,390
Income tax benefit	(2,531)	(1,563)	(5,404)	(4,246)

Stock-based compensation expense, net of tax	$5,082	$5,542	$12,489	$14,144

Valuation Assumptions for Stock Options and ESPP Purchase Rights

We use the Black-Scholes-Merton (“BSM”) option pricing model to value stock-based compensation for all equity awards, except market-based awards, which are valued using the Monte Carlo valuation model.

The BSM model determines the fair value of stock-based payment awards based on the stock price on the date of grant and is affected by assumptions regarding highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, expected term, interest rates, and actual and projected employee stock option exercise behavior. Expected volatility is based on the historical volatility of our stock over a preceding period commensurate with the expected term of the option. The expected term is based upon management’s consideration of the historical life, vesting period, and contractual period of the options granted. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected dividend yield was not considered in the option pricing formula since we do not pay dividends and have no current plans to do so in the future.

Stock options were not granted during the three and six months ended June 30, 2017 and 2016. The estimated weighted average fair value per share of ESPP purchase rights issued and the underlying weighted average assumptions for the three and six months ended June 30, 2017 and 2016 are as follows:

	ESPP
	Six months ended June 30,
	2017	2016
Weighted average fair value per share	$12.03	$10.39
Expected volatility	24% - 28%	22% - 25%
Risk-free interest rate	0.7% - 1.2%	0.5% - 0.8%
Expected term (in years)	0.5 - 2.0	0.5 - 2.0

Stock options outstanding and exercisable, including performance-based and market-based options, as of June 30, 2017, and activity during the six months ended June 30, 2017 are summarized below (in thousands, except weighted average exercise price and remaining contractual term):

	Shares outstanding	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Options outstanding at January 1, 2017	315	$13.86
Options exercised	(127)	12.31

Options outstanding at June 30, 2017	188	$14.92	1.47	$6,102

Options vested and expected to vest at June 30, 2017	188	$14.92	1.47	$6,102

Options exercisable at June 30, 2017	188	$14.92	1.47	$6,102

Aggregate intrinsic value for stock options represents the difference between the closing price per share of our common stock on the last trading day of the fiscal period and the option exercise price multiplied by the number of in-the-money stock options outstanding, vested and expected to vest, and exercisable at June 30, 2017.

Non-vested RSUs as of June 30, 2017, and activity during the six months ended June 30, 2017 are summarized below (shares in thousands):

	Time-based		Performance-based		Market-based		Total
	Shares	Weighted average grant date fair value	Shares	Weighted average grant date fair value	Shares	Weighted average grant date fair value	Shares	Weighted average grant date fair value
Non-vested at January 1, 2017	795	$43.79	1,265	$42.64	23	$33.16	2,083	$43.34
Granted	120	45.98	371	46.93	—	—	491	46.70
Vested	(128)	43.43	(263)	40.67	—	—	(391)	41.58
Forfeited	(35)	43.50	(403)	40.93	—	—	(438)	41.14

Non-vested at June 30, 2017	752	$44.22	970	$45.52	23	$33.16	1,745	$45.23

Vested RSUs

Performance-based RSUs that vested based on financial results are included in the period that the performance and related service criteria were met. The grant date fair value of RSUs vested during the six months ended June 30, 2017 was $16.3 million. The aggregate intrinsic value at June 30, 2017 for RSUs expected to vest was $55.0 million and the remaining weighted average vesting period was 2.42 years. Aggregate intrinsic value for RSUs vested and expected to vest represents the closing price per share of our common stock on the last trading day of the fiscal period, multiplied by the number of RSUs vested and expected to vest as of June 30, 2017. RSUs expected to vest represent time-based RSUs unvested and outstanding at June 30, 2017, and performance-based RSUs for which the requisite service period has not been rendered, but are expected to vest based on the achievement of performance conditions.

Performance-based and Market-based RSUs and Stock Options

Performance-based stock options, market-based RSUs, and market-based stock options were not granted during the six months ended June 30, 2017 and 2016. We use the BSM option pricing model to value performance-based RSUs. The weighted average grant date fair value per share of performance-based RSUs granted and the assumptions used to estimate grant date fair value during the six months ended June 30, 2017 and 2016 are as follows:

	Performance-based
	RSUs
	Short-term	Long-term
Six months ended June 30, 2017 Grants
Grant date fair value per share	$47.23	$45.96
Service period (years)	1.0	2.0 - 3.0

Six months ended June 30, 2016 Grants
Grant date fair value per share	$39.59	$39.98
Service period (years)	1.0	2.0 - 3.0

Our performance-based RSUs generally vest when specified performance criteria are met based on bookings, revenue, cash provided by operating activities, non-GAAP operating income, non-GAAP earnings per share, revenue growth compared to market comparables, non-GAAP earnings per share growth compared to cash flow from operating activities growth, or other targets during the service period; otherwise, they are forfeited. Non-GAAP operating income is defined as operating income determined in accordance with GAAP, adjusted to remove the impact of certain expenses and gains. Non-GAAP earnings per share is defined as net income determined in accordance with GAAP, adjusted to remove the impact of certain expenses and gains, and the related tax effects, divided by the weighted average number of common shares and dilutive potential common shares outstanding during the period as more fully defined in Note 2 – Earnings Per Share of the Notes to Condensed Consolidated Financial Statements.

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

Market-based awards that were granted in prior periods vest when our average closing stock price exceeds defined multiples of the closing stock price for 90 consecutive trading days. If these multiples were not achieved by the expiration date, the awards are forfeited. The grant date fair value is being amortized over the average derived service period of the awards. The average derived service period and total fair value were determined using a Monte Carlo valuation model based on our assumptions, which include a risk-free interest rate and implied volatility.

2017 Equity Incentive Plan

Our stockholders approved the 2017 Equity Incentive Plan (“2017 Plan”) on June 7, 2017, which includes:

•	1.2 million shares of our common stock reserved for issuance pursuant to such plan;

•

1,593,660 common stock shares that were available for future grants under the 2009 Equity Incentive Award Plan (“Prior Plan”) immediately prior to termination of authority to grant new awards under the Prior Plan on June 7, 2017;

•

shares subject to stock options granted under the Prior Plan and outstanding as of June 7, 2017, which expire, or for any reason are cancelled or terminated, after that date without being exercised; and

•

shares subject to restricted stock unit awards granted under the Prior Plan that are outstanding and unvested as of June 7, 2017 which are forfeited, terminated, cancelled, or otherwise reacquired after that date without having become vested.

No additional grants will be made under the Prior Plan. The 2017 Plan replaces the Prior Plan and will be used to help attract, retain and motivate employees, consultants, and directors.

13. Common Stock Repurchase Programs

On November 9, 2015, the board of directors approved the repurchase of $150 million of outstanding common stock commencing January 1, 2016. This authorization expires December 31, 2018. Under this publicly announced plan, we repurchased 0.7 and 1.0 million shares for an aggregate purchase price of $34.5 and $39.7 million during the six months ended June 30, 2017 and 2016, respectively.

Our employees have the option to surrender shares of common stock to satisfy their tax withholding obligations that arise on the vesting of RSUs. In connection with stock option exercises, certain employees can surrender shares to satisfy the exercise price of certain stock options and any tax withholding obligations incurred in connection with such exercises. Employees surrendered less than 0.1 and 0.1 million shares for an aggregate purchase price of $1.9 and $6.8 million during the three and six months ended June 30, 2017, respectively, and less than 0.1 million and 0.1 million shares for an aggregate purchase price of $1.1 and $4.2 million during the three and six months ended June 30, 2016, respectively.

These repurchased shares reduce shares outstanding and are recorded as treasury stock under the cost method thereby reducing stockholders’ equity by the cost of the repurchased shares. Our repurchase program is limited by SEC regulations and is subject to compliance with our insider trading policy.

14. Accounts Receivable

Financing Receivables

ASC 310, Receivables, requires disclosure regarding the credit quality of our financing receivables and allowance for credit losses including disclosure of credit quality indicators, past due information, and modifications of our financing receivables. Our financing receivables of $31.5 and $31.0 million consisted of $19.0 and $17.8 million of sales-type lease receivables, included within other current assets and other assets at June 30, 2017 and December 31, 2016, respectively, and $12.5 and $13.2 million of trade receivables having an original contractual maturity in excess of one year, included within accounts receivable, net of allowance, at June 30, 2017 and December 31, 2016, respectively. The trade receivables of $12.5 and $13.2 million having an original total contractual maturity in excess of one year at June 30, 2017 and December 31, 2016, include $5.5 and $7.1 million, respectively, which are scheduled to be received in less than one year. The credit quality of financing receivables is evaluated on the same basis as trade receivables. We do not have material past due financing receivables.

Accounts Receivable Sales Arrangements

In accordance with ASC 860-20, Transfers and Servicing, trade receivables are derecognized from our Condensed Consolidated Balance Sheet when sold to third parties upon determining that such receivables are presumptively beyond the reach of creditors in a bankruptcy proceeding. The recourse obligation is measured using market data from similar transactions and the servicing liability is determined based on the fair value that a third party would charge to service these receivables. These liabilities were determined to not be material at June 30, 2017 and December 31, 2016.

We have facilities in the U.S. and Italy that enable us to sell to third parties, on an ongoing basis, certain trade receivables with recourse. Trade receivables sold with recourse are generally short-term receivables with payment due dates of less than 10 days from the date of sale, which are subject to a servicing obligation. Trade receivables sold under these facilities were $5.2 and $9.4 million during the three and six months ended June 30, 2017, respectively, and $19.8 million during the year ended December 31, 2016, which approximates the cash received.

We have facilities in Spain and Italy that enable us to sell to third parties, on an ongoing basis, certain trade receivables without recourse. Trade receivables sold without recourse are generally short-term receivables with payment due dates of less than one year, which are secured by international letters of credit. Trade receivables sold under these facilities were $1.0 million during the six months ended June 30, 2017, and $3.5 million during the year ended December 31, 2016, which approximates the cash received.

We report collections from the sale of trade receivables to third parties as operating cash flows in the Condensed Consolidated Statements of Cash Flows.

15. Subsequent Events

Purported Class Action Lawsuit

On August 10, 2017, a putative class action was filed against the Company and its two named executive officers in the United States District Court for the District of New Jersey, captioned Pipitone v. Electronics For Imaging, Inc., No. 2:17-cv-05992 (D.N.J.). The complaint alleges, among other things, that statements by the Company and its officers about the Company’s financial reporting, revenue recognition, internal controls, and disclosure controls and procedures were false or misleading. The complaint seeks an unspecified amount of damages, interest, attorneys’ fees, and other costs, on behalf of a putative class of individuals and entities that purchased or otherwise acquired EFI securities from February 22, 2017 through August 3, 2017.

At this time, we do not believe it is probable that we will incur a material loss in this matter. However, it is reasonably possible that our financial statements could be materially affected by an unfavorable resolution of this matter. Because this proceeding is in the preliminary stages, we are not yet in a position to estimate the amount or range of reasonably possible loss that may be incurred.

Purported Derivative Shareholder Lawsuits

On August 22, 2017, a purported derivative shareholder complaint was filed in the Superior Court of the State of California for the County of Alameda captioned Schiffmiller v. Gecht, No. RG17873197. The complaint makes claims derivatively and on behalf of the Company as nominal defendant against the Company’s named executive officers and directors for alleged breaches of fiduciary duties and unjust enrichment, and alleges, among other things, that statements by the Company and its officers about the Company’s financial reporting, revenue recognition, internal controls, and disclosure controls and procedures were false or misleading. The complaint alleges the Company has suffered damage as a result of the individual defendants’ alleged actions, and seeks an unspecified amount of damages, restitution, and declaratory and other relief.

At this time, we do not believe it is probable that we will incur a material loss in this matter. However, it is reasonably possible that our financial statements could be materially affected by an unfavorable resolution of this matter. Because this proceeding is in the preliminary stages, we are not yet in a position to estimate the amount or range of reasonably possible loss that may be incurred.

Acquisition of Generation Digital Solutions, Inc.

On August 14, 2017, we acquired privately held Generation Digital Solutions, Inc. (“GD”), a privately held company headquartered in New York City, for approximately $3.3 million in cash consideration, plus a potential future cash earnout of $4.6 million contingent on achieving certain performance targets. This acquisition will be accounted for as a purchase business combination and, accordingly, the total purchase price will be allocated to the tangible and intangible assets acquired and liabilities assumed based on their respective fair values on August 14, 2017. GD will be integrated into the Fiery operating segment.

GD provides software to textile and fashion designers for the creation and design of prints and patterns, color matching, and color palette creation and management.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This Quarterly Report on Form 10-Q (“Report”), including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and the future results of the Company that are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the management of the Company. Words such as “address,” “anticipate,” “believe,” “consider,” “continue,” “develop,” “estimate,” “expect,” “further,” “goal,” “intend,” “may,” “plan,” “potential,” “project,” “seek,” “should,” “target,” “will,” variations of such words, and similar expressions are intended to identify such forward-looking statements. Such statements reflect the current views of the Company and its management with respect to future events and are subject to certain risks, uncertainties, and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company’s actual results, performance, or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Report under the section entitled “Risk Factors” in Item 1A of Part II of this report and Item 1A of Part I of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2016 and elsewhere and in other reports the Company files with the SEC. The following discussion should be read in conjunction with our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2016 and the condensed consolidated financial statements and notes thereto included elsewhere in this Report. The Company assumes no obligation to revise or update these forward-looking statements to reflect actual results, events, or changes in factors or assumptions affecting such forward-looking statements.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make judgments, assumptions, and estimates that affect the amounts reported. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably possible could materially impact the financial statements. Management believes there have been no significant changes during the six months ended June 30, 2017 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2016, with the exception of the following:

Bill and Hold Transactions

We recognize revenue related to certain industrial inkjet printer sales under bill and hold arrangements. For any bill and hold arrangement, judgment is required to evaluate whether the sale qualifies for revenue recognition in accordance with the following criteria and factors requiring consideration:

•	The customer requests that the transaction be on a bill and hold basis and has a substantial business purpose for the arrangement. Such business purpose is related to customer site readiness.

•	The scheduled delivery date must be reasonable and consistent with the customer’s business purpose (e.g., customary in the industry).

•	The customer has made a fixed commitment to purchase the printer in written documentation.

•	The printer is segregated from our inventory and is not available to fill any other customer orders.

•	The risk of ownership has passed to the customer.

•	The customer has the risk of loss in the event of loss, destruction, or a decline in the market value of goods.

•	The printer is complete and ready for shipment.

•	The date is determined by which we expect payment and we have not modified our normal billing and credit terms for the customer.

•	Evaluation of our past experience with bill and hold transactions.

•	We have not retained any specific performance obligations indicating the earnings process is not complete.

•	Whether our custodial risks are insurable and insured.

•	Extended procedures are not necessary to assure that there are no exceptions to the customer’s commitment to accept and pay for the printer.

Recent Accounting Pronouncements

See Note 1 of our Notes to Condensed Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption.

Overview

As discussed more fully in Note 1 – Basis of Presentation and Significant Accounting Policies of our Notes to Condensed Consolidated Financial Statements, during the three and six months ended June 30, 2017, we recorded out-of-period adjustments related to certain bill and hold transactions, which decreased revenue by $4.9 and $3.4 million, respectively, decreased gross profit by $0.9 and $0.5 million, respectively, and decreased net income by $0.6 and $0.3 million, respectively (or $0.01 per diluted share in both periods).

Key financial results during the three and six months ended June 30, 2017 were as follows:

•

Our results of operations during the three and six months ended June 30, 2017 compared with the three and six months ended June 30, 2016 reflect increased revenue for the three months ended June 30, 2017, decreased revenue for the six months ended June 30, 2017, improved gross profit as a percentage of revenue, comparable operating expenses as a percentage of revenue, and increased investment income resulting primarily from increased interest rates. We completed our acquisitions of FFPS and CRC in 2017. We completed our acquisitions of Rialco and Optitex in 2016. Their results are included in our results of operations commencing on their respective acquisition dates. Acquisition-related transaction costs were $1.2 and $1.3 million during the six months ended June 30, 2017 and 2016, respectively, related to all acquisitions.

•

Our consolidated revenue increased by 1%, or $1.4 million, and decreased by 1%, or $4.0 million, during the three and six months ended June 30, 2017, respectively, compared with the three and six months ended June 30, 2016. Industrial Inkjet revenue increased by $1.6 million and decreased by $1.0 million, respectively, and Productivity Software revenue increased by $2.7 and $5.2 million, respectively, while Fiery revenue decreased by $2.9 and $8.3 million, respectively, during the three and six months ended June 30, 2017, as compared with the same periods in the prior year. Recurring ink and maintenance revenue increased by 8% and 10% during the three and six months ended June 30, 2017, respectively, compared with the same periods in the prior year and represented 34% of consolidated revenue during the three and six months ended June 30, 2017.

•

Our gross profit percentage increased to 52% and 53% during the three and six months ended June 30, 2017, respectively, from 51% during the three and six months ended June 30, 2016. The increase was primarily due to a 2.1 and 3.9 percentage point increase in the Industrial Inkjet operating segment gross profit percentage during the three and six months ended June 30, 2017, respectively. The improved Industrial Inkjet gross profit percentage was due to improvements in manufacturing efficiency, reduced warranty costs due to improved printer quality, and higher margin ink revenue representing an increased percentage of product mix.

•

Operating expenses increased by $5.9 million to $119.2 million and by $9.8 million to $234.6 million during the three and six months ended June 30, 2017, respectively, from $113.3 and $224.8 million during the three and six months ended June 30, 2016, respectively. The increase in operating expenses was primarily due to head count increases related to our business acquisitions, FFPS sustaining engineering, prototype and non-recurring engineering expenses related to future product launches, amortization of intangible assets, restructuring and other expenses primarily due to head count reductions, and increased fair value of contingent consideration, partially offset by decreased trade show and marketing program expenses.

•

Interest expense increased by $0.6 and $0.9 million during the three and six months ended June 30, 2017, respectively, compared with the three and six months ended June 30, 2016, respectively, primarily due to interest accretion related to the FFPS purchase liability, the Reggiani non-compete agreement liability, and our Notes.

•

Interest income and other income, net, increased to $0.8 and $1.0 million during the three and six months ended June 30, 2017, respectively, from $0.4 and $0.2 million during the three and six months ended June 30, 2016, respectively, primarily due to increased investment income and decreased foreign currency exchange losses.

•

We recognized a tax provision of $1.0 million on pre-tax net income of $3.8 million and no tax provision on pre-tax income of $7.6 million during the three and six months ended June 30, 2017, respectively, compared to tax provisions of $2.5 and $2.8 million on pre-tax net income of $7.8 and $10.1 million during the three and six months ended June 30, 2016, respectively. The changes in the income tax provision are primarily due to increased tax benefits related to stock-based compensation.

Results of Operations

Our Condensed Consolidated Statements of Operations as a percentage of total revenue during the three and six months ended June 30, 2017 and 2016 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Revenue	100%	100%	100%	100%
Gross profit	52	51	53	51
Operating expenses:
Research and development	16	15	17	15
Sales and marketing	18	17	18	18
General and administrative	8	9	8	9
Restructuring and other	1	1	1	1
Amortization of identified intangibles	5	4	5	4

Total operating expenses	48	46	49	47

Income from operations	4	5	4	4
Interest expense	(2)	(2)	(2)	(2)
Interest income and other income, net	—	—	—	—

Income before income taxes	2	3	2	2
Provision for income taxes	(1)	(1)	—	(1)

Net income	1%	2%	2%	1%

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

“Productivity Software,” which consists of a complete software suite that enables efficient and automated end-to-end business and production workflows for the print and packaging industry. This Productivity Suite also provides tools to enable revenue growth, efficient scheduling, and optimization of processes, equipment, and personnel. Customers are provided the financial and technical flexibility to deploy locally within their business or to be hosted in the cloud. The Productivity Suite addresses all segments of the print industry and consists of the: (i) Packaging Suite, with Radius at its core, for tag & label, cartons, and flexible packaging businesses; (ii) Corrugated Packaging Suite, with CTI at its core, for corrugated packaging businesses; (iii) Enterprise Commercial Print Suite, with Monarch at its core, for enterprise print businesses; (iv) Publication Print Suite, with Monarch or Technique at its core, for publication print businesses; (v) Midmarket Print Suite, with Pace at its core, for medium size print businesses; (vi) Quick Print Suite, with PrintSmith at its core, for small printers and in-plant sites; and (vii) Value Added Products, available with the suite and standalone, such as web-to-print, e-commerce, cross media marketing, warehousing, fulfillment, shop floor data collection, and shipping to reduce costs, increase profits, and offer new products and services to their existing and future customers. We also market Optitex fashion CAD software, which facilitates fast fashion and increased efficiency in the textile and fashion industries.

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

Ex-Currency. To better understand trends in our business, we believe it is helpful to adjust our Condensed Consolidated Statements of operations to exclude the impact of year-over-year changes in the translation of foreign currencies into U.S. dollars. This is a non-GAAP measure that is calculated by adjusting revenue, gross profit, and operating expenses by using historical exchange rates in effect during the comparable prior period and removing the balance sheet currency remeasurement impact from interest income and other income, net, including removal of any hedging gains and losses. We refer to these adjustments as “ex-currency.” The year-over-year currency impact can be determined as the difference between year-over-year actual growth rates and year-over-year ex-currency growth rates.

Management believes the ex-currency measures provide investors with an additional perspective on year-over-year financial trends and enables investors to analyze our operating results in the same way management does. A reconciliation of the ex-currency adjustments to GAAP results for the three and six months ended June 30, 2017 and 2016 and an explanation of how management uses non-GAAP financial information to evaluate its business, the substance behind management’s decision to use this non-GAAP financial information, the material limitations associated with the use of non-GAAP financial information, the manner in which management compensates for those limitations, and the substantive reasons management believes that this non-GAAP financial information provides useful information to investors is included under “Non-GAAP Financial Information” below.

Revenue by Operating Segment during the Three Months Ended June 30, 2017 and 2016

Our revenue by operating segment during the three months ended June 30, 2017 and 2016 was as follows (in thousands):

	Three months ended June 30,
		Percent		Percent	Change
	2017	of total	2016	of total	$	%
Industrial Inkjet	$141,693	57%	$140,124	57%	$1,569	1%
Productivity Software	39,063	16	36,351	15	2,712	7
Fiery	66,291	27	69,175	28	(2,884)	(4)

Total revenue	$247,047	100%	$245,650	100%	$1,397	1%

Overview

Our consolidated revenue increased by 1% (2% ex-currency), or $1.4 million, to $247.1 million during the three months ended June 30, 2017 from $245.7 million for the three months ended June 30, 2016, primarily due to increased Industrial Inkjet and Productivity Software revenue, offset by decreased Fiery revenue.

Industrial Inkjet

Industrial Inkjet revenue increased by 1% (3% ex-currency) during the three months ended June 30, 2017 compared with the three months ended June 30, 2016. Industrial Inkjet revenue increased primarily due to:

•	increased ink revenue due to the increase in our installed printer base and the high utilization that our industrial digital inkjet printers are experiencing in the field, and

•	increased revenue from parts and service, partially offset by

•

printer revenue, which would have been higher by $4.9 million when considering out-of-period adjustments related to certain bill and hold transactions, which were recorded during the three months ended June 30, 2017.

Productivity Software

Productivity Software revenue increased by 7% (9% ex-currency) during the three months ended June 30, 2017 compared with the three months ended June 30, 2016 primarily due to post-acquisition Optitex revenue, which was acquired in June 2016, post-acquisition CRC revenue, which was acquired in May 2017, increased Enterprise Commercial Print Suite and Packaging Suite revenue, increased service revenue, and annual price increases related to our maintenance contracts, partially offset by decreased Midmarket Print Suite revenue.

Fiery

Fiery revenue decreased by 4% (also 4% ex-currency) during the three months ended June 30, 2017 compared with the three months ended June 30, 2016. Although end customer and reseller preference for Fiery products drives demand, most Fiery revenue relies on printer manufacturers to design, develop, and integrate Fiery technology into their print engines. The leading printer manufacturers continued to tightly manage their inventory levels, which decreased demand during the quarter. This decrease was partially offset by post-acquisition FFPS revenue, which was acquired in January 2017.

Revenue by Operating Segment during the Six Months Ended June 30, 2017 and 2016

Our revenue by operating segment during the six months ended June 30, 2017 and 2016 was as follows (in thousands):

	Six months ended June 30,
	2017	Percent of total	2016	Percent of total	Change
					$	%
Industrial Inkjet	$264,956	56%	$265,922	56%	$(966)	—%
Productivity Software	74,121	15	68,891	14	5,230	8
Fiery	136,661	29	144,970	30	(8,309)	(6)

Total revenue	$475,738	100%	$479,783	100%	$(4,045)	(1)%

Overview

Our consolidated revenue decreased by 1% (zero percent ex-currency), or $4.0 million, to $475.8 million during the six months ended June 30, 2017 from $479.8 million for the six months ended June 30, 2016, primarily due to decreased Industrial Inkjet and Fiery revenue, partially offset by increased Productivity Software revenue.

Industrial Inkjet

Industrial Inkjet revenue decreased by less than 1% (1% ex-currency) during the six months ended June 30, 2017 compared with the six months ended June 30, 2016. Industrial Inkjet revenue decreased primarily due to:

•	decreased digital inkjet printer revenue due to reduced demand in anticipation of future product launches, and

•

printer revenue, which would have been higher by $3.4 million when considering out-of-period adjustments related to certain bill and hold transactions, which were recorded during the six months ended June 30, 2017, partially offset by

•	a full six months of post-acquisition Rialco ink products revenue, which closed in March 2016, and

•	increased ink revenue due to the increase in our installed printer based and the high utilization that our industrial digital inkjet printers are experiencing in the field.

Productivity Software

Productivity Software revenue increased by 8% (9% ex-currency) during the six months ended June 30, 2017 compared with the six months ended June 30, 2016 primarily due to post-acquisition Optitex revenue, which was acquired in June 2016, post-acquisition CRC revenue, which was acquired in May 2017, increased Packaging Suite revenue, increased service revenue, and annual price increases related to our maintenance contracts, partially offset by decreased Midmarket Print Suite revenue.

Fiery

Fiery revenue decreased by 6% (also 6% ex-currency) during the six months ended June 30, 2017 compared with the six months ended June 30, 2016. Although end customer and reseller preference for Fiery products drives demand, most Fiery revenue relies on printer manufacturers to design, develop, and integrate Fiery technology into their print engines. The leading printer manufacturers continued to tightly manage their inventory levels, which decreased demand during the six months ended June 30, 2017. This decrease was partially offset by post-acquisition FFPS revenue, which was acquired in January 2017.

Revenue by Geographic Area during the Three Months Ended June 30, 2017 and 2016

Shipments to some of our significant printer manufacturer customers are made to centralized purchasing and manufacturing locations, which in turn ship to other locations, making it difficult to obtain accurate geographical shipment data. Accordingly, we believe that export sales of our products into each region may differ from what is reported.

Our revenue by geographic area during the three months ended June 30, 2017 and 2016 was as follows (in thousands):

	Three months ended June 30,
	2017	Percent of total	2016	Percent of total	Change
					$	%
Americas	$114,014	46%	$115,459	47%	$(1,445)	(1)%
EMEA	101,513	41	95,877	39	5,636	6
APAC	31,520	13	34,314	14	(2,794)	(8)

Total revenue	$247,047	100%	$245,650	100%	$1,397	1%

Overview

Our consolidated revenue increased by 1% (2% ex-currency), or $1.4 million, to $247.1 million during the three months ended June 30, 2017 from $245.7 million during the three months ended June 30, 2016, primarily due to increased EMEA revenue in , partially offset by decreased Americas and APAC revenue.

Americas

Americas revenue decreased by $1.4 million, or 1% (also 1% ex-currency), during the three months ended June 30, 2017 compared with the three months ended June 30, 2016 due to industrial digital inkjet printer revenue, which would have been higher by $4.9 million when considering out-of-period adjustments related to certain bill and hold transactions, partially offset by increased ink revenue and Productivity Software revenue. Increased Productivity Software revenue resulted primarily from our acquisition of Optitex in June 2016, increased Enterprise Print Suite revenue, and increased Packaging Print Suite revenue.

EMEA

EMEA revenue increased by $5.6 million, or 6% (8% ex-currency), during the three months ended June 30, 2017 compared with the three months ended June 30, 2016 primarily due to increased industrial digital inkjet printer revenue, post-acquisition Rialco ink products revenue, and post-acquisition Optitex revenue, partially offset by decreased Enterprise Commercial Print Suite, Midmarket Print Suite, and Fiery revenue.

APAC

APAC revenue decreased by $2.8 million, or 8% (7% ex-currency), during the three months ended June 30, 2017 compared with the three months ended June 30, 2016 primarily due to decreased industrial digital inkjet printer and Fiery revenue, partially offset by increased Packaging Suite revenue and post-acquisition Optitex revenue.

Revenue by Geographic Area during the Six Months Ended June 30, 2017 and 2016

Our revenue by geographic area during the six months ended June 30, 2017 and 2016 was as follows (in thousands):

	Six months ended June 30,
	2017	Percent of total	2016	Percent of total	Change
					$	%
Americas	$223,909	47%	$235,725	49%	$(11,816)	(5)%
EMEA	189,546	40	179,460	37	10,086	6
APAC	62,283	13	64,598	14	(2,315)	(4)

Total revenue	$475,738	100%	$479,783	100%	$(4,045)	(1)%

Overview

Our consolidated revenue decreased by 1% (zero percent ex-currency), or $4.0 million, to $475.8 million during the six months ended June 30, 2017 from $479.8 million during the six months ended June 30, 2016, primarily due to increased revenue in EMEA, partially offset by decreased Americas and APAC revenue.

Americas

Americas revenue decreased by $11.8 million, or 5% (also 5% ex-currency), during the six months ended June 30, 2017 compared with the six months ended June 30, 2016 primarily due to decreased industrial digital inkjet printer revenue due to reduced demand in anticipation of future product launches, decreased Fiery revenue, and that industrial digital inkjet revenue would have been higher by $3.4 million when considering out-of-period adjustments related to certain bill and hold transactions, partially offset by increased ink revenue and Productivity Software revenue. Increased Productivity Software revenue resulted primarily from our acquisition of Optitex in June 2016 and increased Enterprise Commercial Print Suite revenue.

EMEA

EMEA revenue increased by $10.1 million, or 6% (8% ex-currency), during the six months ended June 30, 2017 compared with the six months ended June 30, 2016 primarily due to increased industrial digital inkjet printer revenue, and post-acquisition Optitex revenue, partially offset by decreased Enterprise Commercial Print Suite, Midmarket Print Suite, and Fiery revenue.

APAC

APAC revenue decreased by $2.3 million, or 4% (3% ex-currency), during the six months ended June 30, 2017 compared with the six months ended June 30, 2016 primarily due to decreased industrial digital inkjet printer and Fiery revenue, partially offset by post-acquisition Optitex revenue.

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

Although end customer and reseller channel preference for Fiery products drives demand, most Fiery revenue relies on printer manufacturers to design, develop, and integrate Fiery technology into their print engines. A significant portion of our revenue is, and has been, generated by sales of our Fiery DFE products to a relatively small number of leading printer manufacturers. During the three and six months ended June 30, 2017, Xerox provided 11% of our consolidated revenue. During the three and six months ended June 30, 2016, Xerox provided 10% and 11% of our consolidated revenue, respectively. We expect that if we increase our revenue in the Industrial Inkjet and Productivity Software operating segments in the future, the percentage of our revenue from the leading printer manufacturer customers will decrease.

Gross Profit

Gross profit by operating segment, excluding stock-based compensation, during the three and six months ended June 30, 2017 and 2016 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Industrial Inkjet
Revenue	$141,693	$140,124	$264,956	$265,922
Gross profit	52,511	49,044	101,580	91,494
Gross profit percentages	37.1%	35.0%	38.3%	34.4%
Productivity Software
Revenue	$39,063	$36,351	$74,121	$68,891
Gross profit	29,168	27,226	54,764	50,919
Gross profit percentages	74.7%	74.9%	73.9%	73.9%
Fiery
Revenue	$66,291	$69,175	$136,661	$144,970
Gross profit	46,238	49,311	95,937	102,577
Gross profit percentages	69.8%	71.3%	70.2%	70.8%

A reconciliation of our segment gross profit to our Condensed Consolidated Statements of Operations during the three and six months ended June 30, 2017 and 2016 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Segment gross profit	$127,917	$125,581	$252,281	$244,990
Stock-based compensation expense	(665)	(534)	(1,499)	(1,231)
Other items excluded from segment profit	—	—	—	(315)

Gross profit	$127,252	$125,047	$250,782	$243,444

The Fiery gross profit percentage is impacted by $0.2 and $1.2 million during the three and six months ended June 30, 2017, respectively, charged to cost of revenue, which reflects the FFPS cost of manufacturing plus a portion of the expected profit margin. Inventory acquired in the acquisition of FFPS is required to be recorded at fair value rather than historical cost in accordance with ASC 805. This amount is not included in the financial information regularly reviewed by management as this acquisition-related charge is not indicative of the gross margin trends in the FFPS business. Excluding this charge, the Fiery gross profit percentage would be 70.0% and 71.1% during the three and six months ended June 30, 2017, respectively.

Overview

Our gross profit percentage increased to 52% and 53% during the three and six months ended June 30, 2017, respectively, from 51% during the three and six months ended June 30, 2016. The improved gross profit percentage was primarily due to a 2.1 and 3.9 percentage point increase in the Industrial Inkjet operating segment during the three and six months ended June 30, 2017, respectively. Excluding FFPS acquisition-related inventory fair value adjustments of $0.2 and $1.2 million for the three and six months ended June 30, 2017, respectively, our gross profit percentage remains at 52% and 53% during the three and six months ended June 30, 2017, respectively.

Industrial Inkjet Gross Profit

The Industrial Inkjet gross profit percentage increased to 37.1% and 38.3% (37.1% ex-currency and 38.6% ex-currency) during the three and six months ended June 30, 2017, respectively, from 35.0% and 34.4% during the three and six months ended June 30, 2016, respectively. Gross profit percentages improved by leveraging efficiencies in our worldwide digital inkjet printer manufacturing operations, centralizing super wide-format textile digital inkjet printer production in Italy, transferring production of super wide-format roll-to-roll digital inkjet printer production to Israel to leverage the lower cost platform that Matan provides, reducing warranty expense as a percentage of revenue due to engineering and quality improvements, and increasing ink revenue as a percentage of consolidated Industrial Inkjet revenue. Our ink business generates a higher gross profit percentage than other elements of our Industrial Inkjet operating segment.

Productivity Software Gross Profit

The Productivity Software gross profit percentages decreased to 74.7% and 73.9% (74.5% and 73.6% ex-currency) during the three and six months ended June 30, 2017, from 74.9% and 73.9% during the three and six months ended June 30, 2016, respectively. The decrease during the three months ended June 30, 2017 was primarily due to increased product maintenance costs, partially offset by price increases on annual maintenance renewal contracts.

Fiery Gross Profit

The Fiery gross profit percentage decreased to 69.8% and 70.2% (also 69.8% ex-currency and 70.2% ex-currency) during the three and six months ended June 30, 2017, respectively, from 71.3% and 70.8% during the three and six months ended June 30, 2016, respectively. The Fiery gross profit percentage, excluding the fair value adjustment related to acquired FFPS inventories of $0.2 and $1.2 million, respectively, decreased to 70.0% and 71.1% (also 70.0% and 71.1% ex-currency) during the three and six months ended June 30, 2017 from 71.3% and 70.8% during the three and six months ended June 30, 2016, respectively. The revenue mix between lower margin DFEs compared with higher margin professional services and software options accounts for this margin fluctuation between the periods.

Operating Expenses

Operating expenses during the three and six months ended June 30, 2017 and 2016 were as follows (in thousands):

	Three months ended June 30,				Six months ended June 30,
			Change				Change
	2017	2016	$	%	2017	2016	$	%
Research and development	$38,989	$37,676	$1,313	3%	$78,616	$74,798	$3,818	5%
Sales and marketing	43,714	42,770	944	2	86,749	84,300	2,449	3
General and administrative	21,135	21,446	(311)	(1)	42,164	42,278	(114)	—
Restructuring and other	3,671	1,710	1,961	115	4,589	4,425	164	4
Amortization of identified intangibles	11,752	9,736	2,016	21	22,530	18,965	3,565	19

Total operating expenses	$119,261	$113,338	$5,923	5%	$234,648	$224,766	$9,882	4%

Operating expenses increased by $5.9 and $9.8 million, or 5% and 4% (6% and 5% ex-currency) to $119.2 and $234.6 million during the three and six months ended June 30, 2017, respectively, from $113.3 and $224.8 million during the three and six months ended June 30, 2016, respectively. The increase in operating expenses was primarily due to head count increases related to our business acquisitions, prototype and non-recurring engineering expenses related to future product launches and FFPS sustaining engineering, amortization of intangible assets, restructuring and other expenses primarily due to head count reductions, and increased fair value of contingent consideration, partially offset by decreased trade show and marketing program expenses.

Research and Development

Research and development expenses include personnel, consulting, travel, research and development facilities, prototype materials, and non-recurring engineering expenses.

Research and development expenses during the three months ended June 30, 2017 were $39.0 million, or 16% of revenue, compared to $37.7 million, or 15% of revenue, during the three months ended June 30, 2016, which is an increase of $1.3 million, or 3% (4% ex-currency). Personnel-related expenses decreased by $0.8 million primarily due to head count decreases. Prototypes and non-recurring engineering, consulting, contractor, supplies, freight, and related travel expenses increased by $1.5 million related to future product launches and FFPS sustaining engineering. Stock-based compensation expense increased by $0.5 million primarily due to increased ESPP participation by employees compared to the prior year.

Research and development expenses during the six months ended June 30, 2017 were $78.6 million, or 17% of revenue, compared to $74.8 million, or 15% of revenue, during the six months ended June 30, 2016, which is an increase of $3.9 million, or 5% (also 5% ex-currency). Personnel-related expenses decreased by $0.4 million primarily due to head count decreases. Prototypes and non-recurring engineering, consulting, contractor, supplies, freight, and related travel expenses increased by $3.2 million related to future product launches and FFPS sustaining engineering. Stock-based compensation expense increased by $1.0 million primarily due to increased ESPP participation by employees compared to the prior year.

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

Sales and marketing expenses during the three months ended June 30, 2017 were $43.7 million, or 18% of revenue, compared to $42.8 million, or 17% of revenue, during the three months ended June 30, 2016, which is an increase of $0.9 million, or 2% (4% ex-currency). Personnel-related expenses increased by $1.3 million primarily due to head count increases related to our business acquisitions. Trade show and marketing program spending, including consulting, contractor, travel, and freight, decreased by $1.1 million as the prior year included Drupa trade show costs. Drupa is an international printing trade show that is held every four years. Stock-based compensation expense increased by $0.2 million primarily due to increased ESPP participation by employees compared to the prior year, partially offset by reduced probability of achieving performance awards. Facilities and information technology expenses related to our sales and marketing activities increased by $0.5 million.

Sales and marketing expenses during the six months ended June 30, 2017 were $86.7 million, or 18% of revenue, compared to $84.3 million, or 18% of revenue, during the six months ended June 30, 2016, which is an increase of $2.4 million, or 3% (4% ex-currency). Personnel-related expenses increased by $2.5 million primarily due to head count increases related to our business acquisitions. Trade show and marketing program spending, including consulting, contractor, travel, and freight, decreased by $1.1 million as the prior year included Drupa trade show costs. Drupa is an international printing trade show that is held every four years. Stock-based compensation expense increased by $0.2 million primarily due to increased ESPP participation by employees compared to the prior year, partially offset by reduced probability of achieving performance awards. Facilities and information technology expenses related to our sales and marketing activities increased by $0.8 million.

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

General and administrative expenses during the three months ended June 30, 2017 were $21.1 million, or 8% of revenue, compared to $21.4 million, or 9% of revenue, during the three months ended June 30, 2016, which is a decrease of $0.3 million, or 1% (also 1% ex-currency). Personnel-related expenses increased by $1.2 million primarily due to head count increases related to our business acquisitions. Acquisition costs decreased by $0.4 million primarily due to decreased expense in 2017 related to the CRC acquisition, which closed in Q2 2017, compared with acquisition costs related to the Optitex acquisition, which closed in Q2 2016. Professional services fees increased by $0.5 million. Stock-based compensation expense decreased by $0.3 million primarily due to reduced probability of achieving performance awards. Facilities and information technology expenses related to our general and administrative activities increased by $0.5 million.

The estimated probability of achieving the CTI earnout performance target increased offset by a decrease in the probability of achieving the Optitex earnout performance target during the three months ended June 30, 2017. Accretion of interest on all acquisitions was $0.5 million during the period. The estimated probability of achieving the Reggiani, DirectSmile, and CTI earnout performance targets increased during the three months ended June 30, 2016, which resulted in an increase in the associated liability and a charge to general and administrative expense of $2.3 million, including accretion of interest of $0.6 million related to all acquisitions.

General and administrative expenses during the six months ended June 30, 2017 were $42.2 million, or 8% of revenue, compared to $42.3 million, or 9% of revenue, during the six months ended June 30, 2016, which is comparable to the prior year (zero ex-currency). Personnel-related expenses increased by $1.0 million primarily due to head count increases related to our business acquisitions. Professional services fees increased by $0.7 million. Reserves for litigation and doubtful accounts decreased by $0.3 million. Stock-based compensation expense decreased by $1.9 million primarily due to reduced probability of achieving performance awards. Facilities and information technology expenses related to general and administrative activities increased by $0.8 million.

The estimated probability of achieving the CTI and Optitex earnout performance targets increased during the six months ended June 30, 2017, resulting in an increase in the associated liability and a charge to general and administrative expense of $1.8 million, including accretion of $0.9 million of interest related to all acquisitions. The estimated probability of achieving the Reggiani, DirectSmile, and CTI earnout performance targets increased during the six months ended June 30, 2016, partially offset by a reduced probability of achieving the DIMS earnout performance target, which resulted in an increase in the associated liability and a charge to general and administrative expense of $2.1 million, including accretion of interest of $1.2 million related to all acquisitions.

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

Stock-based compensation expenses were $7.6 and $7.1 million during the three months ended June 30, 2017 and 2016, respectively, an increase of $0.5 million. Stock-based compensation expense increased primarily due to increased ESPP participation by employees compared to the prior year. Stock-based compensation expenses were $17.9 and $18.4 million during the six months ended June 30, 2017 and 2016, respectively, a decrease of $0.5 million. Stock-based compensation expense decreased primarily due to reduced probability of achieving performance awards and cancellation of unvested awards, partially offset by increased ESPP expense resulting from higher employee participation.

Restructuring and Other

Restructuring and other costs were $3.7 and $4.6 million during the three and six months ended June 30, 2017, respectively, and $1.7 and $4.4 million during the three and six months ended June 30, 2016, respectively. Restructuring and other costs include severance charges of $3.1 and $3.5 million related to reductions in head count of 95 and 113 during the three and six months ended June 30, 2017, respectively, and $1.0 and $3.1 million related to reduction in head count of 27 and 98 during the three and six months ended June 30, 2016, respectively. Severance costs include severance payments, related employee benefits, outplacement fees, and employee relocation costs.

Facilities relocation and downsizing expenses were $0.2 and $0.5 million during the six months ended June 30, 2017 and 2016, respectively, primarily related to the relocation of certain manufacturing and administrative locations due to reduced space requirements. Integration expenses of $0.4 and $0.8 million during the three and six months ended June 30, 2017, respectively, and $0.7 and $0.9 million during the three and six months ended June 30, 2016, respectively, were required to integrate our business acquisitions.

Amortization of Identified Intangibles

Amortization of identified intangibles during the three months ended June 30, 2017 was $11.8 million, or 5% of revenue, compared to $9.7 million, or 4% of revenue, during the three months ended June 30, 2016, an increase of $2.1 million, or 21%. Amortization of identified intangibles during the six months ended June 30, 2017 was $22.5 million, or 5% of revenue, compared to $19.0 million, or 4% of revenue, during the six months ended June 30, 2016, an increase of $3.5 million, or 19%. Intangible amortization increased primarily due to amortization of identified intangibles resulting from the FFPS and CRC acquisitions, partially offset by decreased amortization due to certain intangible assets from prior year acquisitions becoming fully amortized.

Interest Expense

Interest expense during the three and six months ended June 30, 2017 was $5.0 and $9.6 million, respectively, compared to $4.4 and $8.7 million during the three and six months ended June 30, 2016, respectively, an increase of $0.6 and $0.9 million primarily due to interest accretion related to the FFPS purchase liability, the Reggiani non-compete agreement liability, and our Notes.

Interest Income and Other Income, Net

Interest income and other income, net, includes interest income on our cash equivalents and short-term investments, gains and losses from sales of our cash equivalents and short-term investments, and net foreign currency transaction gains and losses.

Interest income and other income, net, increased to $0.8 and $1.1 million during the three and six months ended June 30, 2017, respectively, from $0.4 and $0.2 million during the three and six months ended June 30, 2016, respectively, primarily due to increased investment income resulting from increased market interest rates and decreased foreign currency exchange losses.

Income Before Income Taxes

The components of income before income taxes during the three and six months ended June 30, 2017 and 2016 are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
U.S.	$1,256	$6,301	$(1,991)	$7,459
Foreign	2,524	1,453	9,541	2,685

Total	$3,780	$7,754	$7,550	$10,144

During the three months ended June 30, 2017, pretax net income of $3.8 million consisted of U.S. and foreign pretax net income of $1.3 and $2.5 million, respectively. Pretax net income attributable to U.S. operations included amortization of identified intangible assets of $3.8 million, stock-based compensation of $7.6 million, restructuring and other of $2.7 million, acquisition-related costs of $0.5 million, change in fair value of contingent consideration of $0.6 million, litigation settlement expense of $0.3 million, and interest expense related to our Notes of $4.3 million. Pretax net income attributable to foreign operations included amortization of identified intangible assets of $8.0 million, restructuring and other of $1.0 million, and earnout interest accretion of $0.4 million, partially offset by the change in fair value of contingent consideration of $0.6 million. The exclusion of these items from pretax net income would result in U.S. and foreign pretax net income of $21.1 and $11.3 million, respectively, during the three months ended June 30, 2017.

During the six months ended June 30, 2017, pretax net income of $7.6 million consisted of U.S. pretax net loss of $2.0 million and foreign pretax net income of $9.6 million, respectively. Pretax net loss attributable to U.S. operations included amortization of identified intangible assets of $6.7 million, stock-based compensation of $17.9 million, restructuring and other of $3.4 million, acquisition-related costs of $1.3 million, cost of revenue resulting from the fair value adjustment of FFPS inventory of $0.5 million, change in fair value of contingent consideration of $0.7 million, litigation settlement expense of $0.3 million, and interest expense related to our Notes of $8.4 million. Pretax net income attributable to foreign operations included amortization of identified intangible assets of $15.8 million, restructuring and other of $1.2 million, cost of revenue resulting from the fair value adjustment of FFPS inventory of $0.7 million, earnout interest accretion of $0.9 million, and change in fair value of contingent consideration of $0.2 million. The exclusion of these items from pretax net income would result in U.S. and foreign pretax net income of $37.2 and $28.4 million, respectively, during the six months ended June 30, 2017.

During the three months ended June 30, 2016, pretax net income of $7.8 million consisted of U.S. and foreign pretax net income of $6.3 and $1.5 million, respectively. Pretax net income attributable to U.S. operations included amortization of identified intangible assets of $2.0 million, stock-based compensation of $7.1 million, restructuring and other of $1.2 million, acquisition-related costs of $0.8 million, litigation settlement expense of $0.5 million, and interest expense related to our Notes of $4.1 million. The pretax net income attributable to foreign operations included amortization of identified intangible assets of $7.7 million, restructuring and other of $0.5 million, and change in fair value of contingent consideration of $2.3 million. The exclusion of these items from net income would result in U.S. and foreign pretax net income of $22.0 and $12.0 million, respectively, during the three months ended June 30, 2016.

During the six months ended June 30, 2016, pretax net income of $10.1 million consisted of U.S. and foreign pretax net income of $7.5 and $2.7 million, respectively. Pretax net income attributable to U.S. operations included amortization of identified intangible assets of $3.9 million, stock-based compensation of $18.4 million, restructuring and other of $2.2 million, acquisition-related costs of $1.0 million, litigation settlement expense of $0.8 million, and interest expense related to our Notes of $8.0 million. The pretax net income attributable to foreign operations included amortization of identified intangible assets of $15.0 million, restructuring and other of $2.2 million, acquisition-related costs of $0.3 million, and change in fair value of contingent consideration of $2.1 million. The exclusion of these items from net income would result in U.S. and foreign pretax net income of $41.8 and $22.3 million, respectively, during the six months ended June 30, 2016.

Provision for Income Taxes

We recognized tax provisions of $1.0 and $2.5 million on pretax net income of $3.8 and $7.8 million during the three months ended June 30, 2017 and 2016, respectively. We recognized no tax provision on pretax net income of $7.6 and a tax provision of $2.8 million on pretax income of $10.1 million during the six months ended June 30, 2017 and 2016, respectively. The provisions for income taxes before discrete items reflected in the table below were $1.5 and $2.3 million during the three months ended June 30, 2017 and 2016, respectively, and $2.6 and $2.8 million during the six months ended June 30, 2017 and 2016, respectively. The decrease in the provisions for income taxes before discrete items during the three and six months ended June 30, 2017, compared with the same periods in the prior year, is primarily due to the decrease in profitability before income taxes.

Primary differences between our provision for income taxes before discrete items and the income tax provision at the U.S. statutory rate of 35% include lower taxes on permanently reinvested foreign earnings and the tax effects of stock-based compensation expense pursuant to ASC 718-740, which are non-deductible for tax purposes.

Our tax provision before discrete items is reconciled to our recorded provision for income taxes during the three and six months ended June 30, 2017 and 2016 as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Provision for income taxes before discrete items	$1.5	$2.3	$2.6	$2.8
Interest related to unrecognized tax benefits	0.1	0.1	0.1	0.2
Benefit for reassessment of taxes upon filing tax returns	0.2	0.3	0.1	0.1
Excess tax benefit from stock compensation	(0.8)	(0.2)	(2.3)	(0.3)
Benefit from reassessment of taxes upon foreign statutory tax rate change	—	—	(0.5)	—

Provision for income taxes	$1.0	$2.5	$—	$2.8

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

As of June 30, 2017, and December 31, 2016, gross unrecognized tax benefits that would affect the effective tax rate if recognized were $32.6 and $32.0 million, respectively, which would affect the effective tax rate, if recognized. Over the next twelve months, our existing tax positions will continue to generate increased liabilities for unrecognized tax benefits. It is reasonably possible that our gross unrecognized tax benefits will decrease up to $3.5 million in the next twelve months. These adjustments, if recognized, would positively impact our effective tax rate, and would be recognized as additional tax benefits in our Condensed Consolidated Statement of Operations. The reduction in unrecognized tax benefits relates primarily to a lapse of the statute of limitations for federal and state tax purposes.

In accordance with ASU 2013-11, we recorded $20.6 million of gross unrecognized tax benefits as an offset to deferred tax assets as of June 30, 2017, and the remaining $12.0 million has been recorded as noncurrent income taxes payable.

We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of June 30, 2017, and December 31, 2016, we have accrued $0.6 and $0.5 million, respectively, for potential payments of interest and penalties.

As of June 30, 2017, we were subject to examination by the Internal Revenue Service for the 2013-2015 tax years, state tax jurisdictions for the 2012-2015 tax years, the Netherlands tax authority for the 2012-2015 tax years, the Spanish tax authority for the 2012-2015 tax years, the Israel tax authority for the 2011-2015 tax years, and the Italian tax authority for the 2012-2015 tax years.

In Altera Corp. v. Commissioner, the U.S Tax Court issued an opinion on July 27, 2015, related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. To date, the U.S. Department of the Treasury has not withdrawn the requirement to include stock-based compensation in intercompany cost-sharing arrangements from its regulations. Due to the uncertainty related to the status of the current regulations and the basis of the appeal that has been filed by the Internal Revenue Service, we have not recorded any benefit as of June 30, 2017, in our Condensed Consolidated Statement of Operations. We will continue to monitor ongoing developments and potential impacts to our condensed consolidated financial statements.

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

Ex-Currency. To better understand trends in our business, we believe it is helpful to adjust our Condensed Consolidated Statements of Operations to exclude the impact of year-over-year changes in the translation of foreign currencies into U.S. dollars. This is a non-GAAP measure that is calculated by adjusting revenue, gross profit, and operating expenses by using historical exchange rates in effect during the comparable prior period and removing the balance sheet currency remeasurement impact from interest income and other income, net, including removal of any hedging gains and losses. We refer to these adjustments as “ex-currency.” Management believes the ex-currency measures provide investors with an additional perspective on year-over-year financial trends and enables investors to analyze our operating results in the same way management does. The year-over-year currency impact can be determined as the difference between year-over-year actual growth rates and year-over-year ex-currency growth rates.

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

•

Expenses incurred to integrate businesses acquired of $0.4 and $0.8 million during the three and six months ended June 30, 2017, respectively, and $0.7 and $0.9 million during the three and six months ended June 30, 2016, respectively.

•

Acquisition-related transaction costs associated with businesses acquired during the periods reported and anticipated transactions of $0.5 and $1.2 million during the three and six months ended June 30, 2017, respectively, and $0.8 and $1.3 million during the three and six months ended June 30, 2016, respectively.

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

•	Litigation Settlements. We settled, or accrued reserves related to, litigation claims of $0.3 and $0.8 million during the six months ended June 30, 2017 and 2016, respectively.

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

RECONCILIATION OF GAAP NET INCOME TO NON-GAAP NET INCOME

(unaudited)

	Three Months Ended June 30,			Six Months Ended June 30,
			Ex-Currency 2017			Ex-Currency 2017
(in millions, except per share data)	2017	2016		2017	2016
Net income	$2.8	$5.2	$2.8	$7.5	7.3	7.5

Cost of revenue adjustment - FFPS inventory valuation	0.2	—	0.2	1.2	—	1.2
Amortization of identified intangibles assets and in-process R&D	11.8	9.7	11.8	22.5	19.0	22.5
Ex-currency adjustments	—	—	0.3	—	—	1.4
Restructuring and other	3.7	1.7	3.7	4.6	4.4	4.6
Stock-based compensation expense	7.6	7.1	7.6	17.9	18.4	17.9
Non-cash settlement of vacation liabilities by issuing RSUs	—	—	—	—	2.7	—
General and administrative:
Acquisition-related transaction costs	0.5	0.8	0.5	1.2	1.3	1.2
Changes in fair value of contingent consideration	0.5	2.3	0.5	1.8	2.1	1.8
Litigation reserves	0.3	0.5	0.3	0.3	0.8	0.3
Interest income and other income (expense), net:
Non-cash interest expense related to our Notes	3.2	3.1	3.2	6.4	6.1	6.4
Foreign exchange fluctuation related to contingent consideration	—	(0.1)	—	(0.1)	0.5	(0.1)
Balance sheet currency remeasurement impact	—	—	0.6	—	—	1.7
Tax effect on non-GAAP net income	(5.1)	(3.6)	(5.3)	(12.0)	(9.7)	(12.6)

Non-GAAP net income	$25.5	$26.7	$26.1	$51.3	$52.9	$53.8

Non-GAAP net income per diluted share	$0.54	$0.56	$0.56	$1.09	$1.10	$1.14

Shares for purposes of computing diluted Non-GAAP net income per share	47.2	47.8	47.2	47.2	47.9	47.2

RECONCILIATION OF GAAP REVENUE BY OPERATING SEGMENT TO

NON-GAAP EX-CURRENCY

(unaudited)

	Three months ended June 30,
(in millions)	GAAP		Ex-Currency			GAAP				Ex-Currency
	2017	Percent of total	Ex-Currency Adjustments	2017	Percent of total	GAAP 2016	Percent of total	Change from 2016 GAAP		Change from 2016 GAAP
								$	%	$	%
Industrial Inkjet	$141.7	57%	$2.1	$143.8	57%	$140.1	57%	$1.6	1%	$3.7	3%
Productivity Software	39.1	16	0.4	39.5	16	36.4	15	2.7	7	3.1	9
Fiery	66.3	27	—	66.3	27	69.2	28	(2.9)	(4)	(2.9)	(4)

Total revenue	$247.1	100%	$2.5	$249.6	100%	$245.7	100%	$1.4	1%	$3.9	2%

	Six months ended June 30,
(in millions)	GAAP		Ex-Currency			GAAP				Ex-Currency
	2017	Percent of total	Ex-Currency Adjustments	2017	Percent of total	GAAP 2016	Percent of total	Change from 2016 GAAP		Change from 2016 GAAP
								$	%	$	%
Industrial Inkjet	$265.0	56%	$4.6	$269.6	56%	$265.9	56%	$(1.0)	—%	$3.7	1%
Productivity Software	74.1	15	0.7	74.8	16	68.9	14	5.2	8	5.9	9
Fiery	136.7	29	—	136.7	28	145.0	30	(8.2)	(6)	(8.3)	(6)

Total revenue	$475.8	100%	$5.3	$481.1	100%	$479.8	100%	$(4.0)	(1)%	$1.3	—%

RECONCILIATION OF GAAP REVENUE BY GEOGRAPHIC AREA TO

NON-GAAP EX-CURRENCY

(unaudited)

	Three months ended June 30,
(in millions)	GAAP		Ex-Currency			GAAP				Ex-Currency
	2017	Percent of total	Ex-Currency Adjustments	2017	Percent of total	GAAP 2016	Percent of total	Change from 2016 GAAP		Change from 2016 GAAP
								$	%	$	%
Americas	$114.0	46%	$—	$114.0	46%	$115.5	47%	$(1.5)	(1)%	$(1.5)	(1)%
EMEA	101.5	41	2.3	103.8	41	95.9	39	5.6	6	7.9	8
APAC	31.6	13	0.2	31.8	13	34.3	14	(2.7)	(8)	(2.5)	(7)

Total revenue	$247.1	100%	$2.5	$249.6	100%	$245.7	100%	$1.4	1%	$3.9	2%

	Six months ended June 30,
(in millions)	GAAP		Ex-Currency			GAAP				Ex-Currency
	2017	Percent of total	Ex-Currency Adjustments	2017	Percent of total	GAAP 2016	Percent of total	Change from 2016 GAAP		Change from 2016 GAAP
								$	%	$	%
Americas	$223.9	47%	$(0.2)	$223.7	46%	$235.7	49%	$(11.8)	(5)%	$(12.0)	(5)%
EMEA	189.6	40	4.9	194.5	41	179.5	37	10.1	6	15.1	8
APAC	62.3	13	0.6	62.9	13	64.6	14	(2.3)	(4)	(1.7)	(3)

Total revenue	$475.8	100%	$5.3	$481.1	100%	$479.8	100%	$(4.0)	(1)%	$1.3	—%

RECONCILIATION OF GROSS PROFIT BY OPERATING SEGMENT TO

NON-GAAP EX-CURRENCY

(unaudited)

	Three months ended June 30,				Six months ended June 30,
	GAAP	Ex-Currency Adjustments	Ex-Currency	GAAP	GAAP	Ex-Currency Adjustments	Ex-Currency	GAAP
(in millions)	2017		2017	2016	2017		2017	2016
Industrial Inkjet
Revenue	$141.7	$2.1	$143.8	$140.1	$265.0	$4.6	$269.6	$265.9
Gross profit	52.5	0.9	53.4	49.0	101.6	2.4	104.0	91.5
Gross profit percentages	37.1%		37.1%	35.0%	38.3%		38.6%	34.4%
Productivity Software
Revenue	$39.1	$0.4	$39.5	$36.4	$74.1	$0.7	$74.8	$68.9
Gross profit	29.2	0.3	29.4	27.2	54.8	0.3	$55.0	50.9
Gross profit percentages	74.7%		74.5%	74.9%	73.9%		73.6%	73.9%
Fiery
Revenue	$66.3	$—	$66.3	$69.2	$136.7	$—	$136.7	$145.0
Gross profit	46.2	—	46.2	49.3	95.9	—	95.9	102.6
Gross profit percentages	69.8%		69.8%	71.3%	70.2%		70.2%	70.8%

Operating segment profit (i.e., gross profit) is reconciled to our Condensed Consolidated Statements of Operations during the three and six months ended June 30, 2017 and 2016 as follows (in thousands):

	Three months ended June 30,				Six months ended June 30,
	GAAP	Ex-Currency Adjustments	Ex-Currency	GAAP	GAAP	Ex-Currency Adjustments	Ex-Currency	GAAP
(in millions)	2017		2017	2016	2017		2017	2016
Segment gross profit	$127.9	$1.2	$129.1	$125.4	$252.3	$2.7	$255.0	$245.0
Stock-based compensation expense	(0.7)	—	(0.7)	(0.4)	(1.5)	—	(1.5)	(1.2)
Other items excluded from segment profit	—	—	—	—	—	—	—	(0.4)

Gross profit	$127.2	$1.2	$128.4	$125.0	$250.8	$2.7	$253.5	$243.4

RECONCILIATION OF GAAP OPERATING EXPENSES TO

NON-GAAP EX-CURRENCY

(unaudited)

	Three months ended June 30,
(in thousands)	GAAP	Ex-Currency		GAAP			Ex-Currency
	2017	Ex-Currency Adjustments	2017	2016	Change from 2016 GAAP		Change from 2016 GAAP
					$	%	$	%
Research and development	$38,989	$139	$39,128	$37,676	$1,313	3%	$1,452	4%
Sales and marketing	43,714	673	44,387	42,770	944	2	1,617	4
General and administrative	21,135	163	21,298	21,446	(311)	(1)	(148)	(0.69)
Restructuring and other	3,671	(21)	3,650	1,710	1,961	115	1,940	113
Amortization of identified intangibles	11,752	64	11,816	9,736	2,016	21	2,080	21

Total operating expenses	$119,261	$1,018	$120,279	$113,338	$5,923	5%	$6,941	6%

	Six months ended June 30,
(in thousands)	GAAP	Ex-Currency		GAAP			Ex-Currency
	2017	Ex-Currency Adjustments	2017	2016	Change from 2016 GAAP		Change from 2016 GAAP
					$	%	$	%
Research and development	$78,616	$191	$78,807	$74,798	$3,818	5%	$4,009	5%
Sales and marketing	86,749	954	87,703	84,300	2,449	3	3,403	4
General and administrative	42,164	303	42,467	42,278	(114)	—	189	—
Restructuring and other	4,589	(71)	4,518	4,425	164	4	93	2
Amortization of identified intangibles	22,530	52	22,582	18,965	3,565	19	3,617	19

Total operating expenses	$234,648	$1,429	$236,077	$224,766	$9,882	4%	$11,311	5%

Liquidity and Capital Resources

Overview

Cash, cash equivalents, and short-term investments decreased by $28.5 million to $431.2 million as of June 30, 2017, from $459.7 million as of December 31, 2016. The decrease was primarily due to cash consideration paid for the acquisition of CRC and FFPS of $13.5 million, repurchases under our stock repurchase program of $34.5 million, net settlement of shares for employee common stock related tax liabilities and the stock option exercise price of certain stock options of $6.8 million, cash payments for property and equipment of $5.7 million, restricted investment and cash equivalent funding of $14.2 million related to the lease of the Manchester construction project, acquisition-related contingent consideration payments of $1.3 million, and debt repayments of $1.5 million, partially offset by cash flows provided by operating activities of $39.0 million, proceeds from ESPP purchases and stock option exercises of $6.6 million, and the impact of foreign exchange rate changes of $3.3 million.

(in thousands)	June 30, 2017	December 31, 2016	Change
Cash and cash equivalents	$158,577	$164,313	$(5,736)
Short term investments	272,666	295,428	(22,762)

Total cash, cash equivalents, and short-term investments	$431,243	$459,741	$(28,498)

	Six months ended June 30,
(in thousands)	2017	2016	Change
Net cash provided by operating activities	$39,010	$31,860	$7,150
Net cash used for investing activities	(10,539)	(4,997)	(5,542)
Net cash used for financing activities	(37,466)	(49,121)	11,655
Effect of foreign exchange rate changes on cash and cash equivalents	3,259	1,815	1,444

Decrease in cash and cash equivalents	$(5,736)	$(20,443)	$14,707

Cash, cash equivalents, and short-term investments held outside of the U.S. in various foreign subsidiaries were $112.6 and $94.2 million as of June 30, 2017, and December 31, 2016, respectively, and will be used to fund local operations and finance international acquisitions. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. federal and state income taxes on some or all of these funds. However, our intent is to indefinitely reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

Based on past performance and current expectations, we believe that our cash, cash equivalents, short-term investments, and cash generated from operating activities will satisfy our working capital, capital expenditure, investment, stock repurchase, commitments (see Note 8 – Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements), and other liquidity requirements associated with our existing operations through at least the next twelve months. We believe that the most strategic uses of our cash resources include business acquisitions, strategic investments to gain access to new technologies, repurchases of shares of our common stock, and working capital. At June 30, 2017, cash, cash equivalents, and short-term investments available were $431.2 million. We believe that our liquidity position and capital resources are sufficient to meet our operating and working capital needs.

Operating Activities

During the six months ended June 30, 2017, our cash provided by operating activities was approximately $39.0 million.

Net cash provided by operating activities consists primarily of net income of $7.5 million and non-cash charges and credits of $65.5 million, partially offset by the net change in operating assets and liabilities of $34.0 million. Non-cash charges and credits of $65.5 million consist primarily of $30.9 million in depreciation and amortization, $17.9 million of stock-based compensation expense, net of cash settlements, non-cash accretion of interest expense of $7.5 million, provision for bad debts and sales-related allowances of $6.4 million, provision for inventory obsolescence of $1.5 million, and other non-cash charges and credits of $2.9 million, partially offset by deferred tax credits of $1.6 million. The net change in operating assets and liabilities of $34.0 million consists primarily of increased gross accounts receivable of $16.1 million, increased gross inventories of $17.6 million, increased other current assets of $8.1 million, and decreased net income taxes payable of $5.6 million, partially offset by increased accounts payable and accrued liabilities of $13.4 million.

Accounts Receivable

Our primary source of operating cash flow is the collection of accounts receivable from our customers. One measure of the effectiveness of our collection efforts is average days sales outstanding for accounts receivable (“DSO”). DSOs were 87 and 76 days at June 30, 2017 and December 31, 2016, respectively. We calculate DSO by dividing net accounts receivable at the end of the quarter by revenue recognized during the quarter, multiplied by the total days in the quarter.

DSOs increased during the six months ended June 30, 2017, compared with December 31, 2016, primarily due to sales with extended payment terms and a non-linear sales cycle resulting in significant billings at the end of the quarter. We expect DSOs to vary from period to period because of changes in the mix of business between direct customers and end user demand driven through the leading printer manufacturers, the effectiveness of our collection efforts both domestically and overseas, and variations in the linearity of our sales. As the percentage of Industrial Inkjet and Productivity Software related revenue increases, we expect DSOs will trend higher. Our DSOs related to the Industrial Inkjet and Productivity Software operating segments are traditionally higher than those related to the significant printer manufacturer customers / distributors in our Fiery operating segment as, historically, these Fiery customers have been granted shorter payment terms and have paid on a more timely basis.

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

Trade receivables sold cumulatively under these facilities were $9.4 and $1.0 million during the six months ended June 30, 2017 on a recourse and nonrecourse basis, respectively, which approximates the cash received. The receivables that were sold to third parties were removed from the Condensed Consolidated Balance Sheet and were reflected as cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows.

Inventories

Our inventories are procured primarily in support of the Industrial Inkjet and Fiery operating segments. The majority of our Industrial Inkjet products are manufactured internally, while Fiery production is primarily outsourced. The result is lower inventory turnover for Industrial Inkjet inventories compared with Fiery inventories.

Our net inventories increased by $25.0 million to $124.1 million at June 30, 2017 from $99.1 million at December 31, 2016 primarily due to the increase in Industrial Inkjet inventories, including our Nozomi products in advance of the expected product launch in the third quarter of 2017, and acquisition of FFPS inventories. Inventory turnover was 3.8 during the quarter ended June 30, 2017 compared with 5.0 turns during the quarter ended December 31, 2016. We calculate inventory turnover by dividing annualized current quarter cost of revenue by ending inventories. In 2016, we introduced the Nozomi single-pass industrial digital inkjet platform, which is expected to be launched in the third quarter of 2017 for the corrugated, paper packaging, display printing, and other related markets. The Nozomi printer is a single pass, 1.8-meter, and high speed LED industrial digital inkjet corrugated packaging press for the corrugated, paper packaging, and display printing markets that prints up to 75 linear meters (246 linear feet) per minute.

Investing Activities

Acquisitions

On May 8, 2017, we acquired CRC from Reynolds for cash consideration of $7.6 million. CRC provides business process automation software for commercial label and packaging printers included in the Midmarket Print Suite within our Productivity Software operating segment.

On January 31, 2017, we purchased the FFPS business from Xerox for cash consideration of $5.9 million, plus $18.0 million of future cash payments, of which $9.0 million was paid in July 2017 and $9.0 million is due in July 2018. The FFPS business manufactures and markets the FFPS DFE, which is a DFE that previously competed with our Fiery DFE.

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

Investments

Proceeds from sales and maturities of marketable securities, net of purchases, were $22.9 and $28.3 million during the six months ended June 30, 2017 and 2016, respectively. We have classified our investment portfolio as “available for sale.” Our investments are made with a policy of capital preservation and liquidity as primary objectives. We may hold investments in fixed income debt securities to maturity; however, we may sell an investment at any time if the quality rating of the investment declines, the yield on the investment is no longer attractive, or we have better uses for the cash. Since we invest primarily in investment securities that are highly liquid with a ready market, we believe the purchase, maturity, or sale of our investments has no material impact on our overall liquidity.

Property and Equipment, Net

Our property and equipment additions have historically been funded from operating activities. Net purchases of property and equipment were $5.7 and $13.7 million during the six months ended June 30, 2017 and 2016, respectively, including the 2016 purchase of single pass digital inkjet printer manufacturing and engineering equipment in the Americas and Spain.

Restricted Cash and Investments

We have restricted cash equivalents and investments that are required to be maintained by the lease related to our Manchester, New Hampshire, construction project, which is described more fully in Note 8 – Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements.

The funds pledged under the lease represent 115% of the total expenditures made by BTMU through June 30, 2017. The funds are invested in $15.1 and $5.3 million of U.S. government securities and cash equivalents, respectively, with a third party trustee and are restricted during the construction period. Upon completion of construction, the funds will be released as cash and cash equivalents. The portion of released funds that represents 100% of the total expenditures made by BTMU will be deposited with BTMU and restricted as collateral until the end of the underlying lease period.

The funds pledged as collateral are invested in U.S. government securities and cash equivalents as of June 30, 2017, and are classified as Level 1 in the fair value hierarchy as more fully defined in Note 5—Investments and Fair Value Measurements of the Notes to Condensed Consolidated Financial Statements.

Financing Activities

Stock Option and ESPP Proceeds

Historically, our recurring cash flows provided by financing activities have been from the receipt of cash from the issuance of common stock through the exercise of stock options and employee purchases of ESPP shares. We received proceeds from the exercise of stock options of $1.6 and $0.1 million and employee purchases of ESPP shares of $5.1 and $4.9 million during the six months ended June 30, 2017 and 2016, respectively. While we may continue to receive proceeds from these plans in future periods, the timing and amount of such proceeds are difficult to predict and are contingent on certain factors including the price of our common stock, the timing and number of stock options exercised by employees that had participated in these plans, net settlement options, employee participation in our ESPP, and general market conditions. We anticipate that cash provided from the exercise of stock options will decline as we have shifted to issuance of RSUs, rather than stock options.

Treasury Stock Purchases

The primary use of funds for financing activities during the six months ended June 30, 2017 and 2016 was $41.3 and $43.9 million, respectively, of cash used to repurchase outstanding shares of our common stock. Such repurchases included $6.8 and $4.2 million used for net settlement of shares for the exercise price of certain stock options and any tax withholding obligations incurred connected with such exercises and tax withholding obligations that arose on the vesting of RSUs during the six months ended June 30, 2017 and 2016, respectively.

On November 9, 2015, the board of directors approved the repurchase of $150 million of outstanding common stock commencing January 1, 2016. This authorization expires December 31, 2018. Under this publicly announced plan, we repurchased 0.7 and 1.0 million shares for an aggregate purchase price of $34.5 and $39.7 million during the six months ended June 30, 2017 and 2016, respectively.

Earnout Payments

Earnout payments during the six months ended June 30, 2017 of $1.3 million are primarily related to the previously accrued Shuttleworth contingent consideration liability. Earnout payments during the six months ended June 30, 2016 of $1.9 million are primarily related to the previously accrued DirectSmile, SmartLinc, and Metrix contingent consideration liabilities.

We paid approximately $1.5 and $8.3 million of indebtedness during the six months ended June 30, 2017 and 2016, respectively, which was primarily assumed in the Optitex, Matan, and Rialco acquisitions.

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

On August 26, 2016, we entered into a six-year lease with BTMU whereby a 225,000 square foot manufacturing and warehouse facility is under construction related to our super-wide format industrial digital inkjet printer business in the Industrial Inkjet operating segment at a projected cost of $40 million and a construction period of 18 months. Minimum lease payments during the initial six-year term are $1.8 million. Upon completion of the initial six-year term, we have the option to renew the lease, purchase the facility, or return the facility to BTMU subject to an 89% residual value guarantee under which we would recognize additional rent expense in the form of a variable rent payment. We have assessed our exposure in relation to the residual value guarantee and believe that there is no deficiency to the guaranteed value with respect to funds expended by BTMU as of June 30, 2017. We are treated as the owner of the facility for federal income tax purposes.

The funds pledged under the lease represent 115% of the total expenditures made by BTMU through June 30, 2017. The funds are invested in $15.1 and $5.3 of million U.S. government securities and cash equivalents, respectively, with a third party trustee and will be restricted during the construction period. Upon completion of construction, the funds will be released as cash and cash equivalents. The portion that represents 100% of the total expenditures made by BTMU will be deposited with BTMU and restricted as collateral until the end of the underlying lease period.

Contractual Obligations

Please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Contractual Obligations” presented in our Annual Report on Form 10-K, as amended, during the year ended December 31, 2016. There were no material changes during the six months ended June 30, 2017.

Item 3:	Quantitative and Qualitative Disclosures About Market Risk

Market Risk

We are exposed to various market risks. Market risk is the potential loss arising from adverse changes in market rates and prices, general credit, foreign currency exchange rate fluctuations, liquidity, and interest rate risks, which may be exacerbated by the tight global credit market and increase in economic uncertainty that have affected various sectors of the financial market and continue to cause credit and liquidity issues. We do not enter into derivatives or other financial instruments for trading or speculative purposes. We may enter into financial instrument contracts to manage and reduce the impact of changes in foreign currency exchange rates on earnings and cash flows. The counterparties to such contracts are major financial institutions. We hedge our operating expense exposure in Indian rupees. The notional amount of our Indian rupee cash flow hedge was $3.6 million at June 30, 2017. We hedge balance sheet remeasurement exposures using forward contracts not designated for hedge accounting treatment with notional amounts of $145.1 million at June 30, 2017 consisting of hedges of British pound sterling, Brazilian real, Israeli shekel, Japanese yen, and Euro-denominated intercompany balances with notional amounts of $59.1 million, hedges of Brazilian real, British pound sterling, Australian dollar, Canadian dollar, Israeli shekel, and Euro-denominated trade receivables with notional amounts of $50.5 million, and hedges of British pounds sterling, Indian rupee, Israeli shekel, and Euro-denominated other net monetary assets with notional amounts of $35.5 million.

Since Europe represents a significant portion of our revenue and cash flow, SEC encourages disclosure of our European concentrations of credit risk regarding gross receivables, related reserves, and aging on a region or country basis, and the impact on liquidity with respect to estimated timing of receivable payments. Since Europe is composed of varied countries and regional economies, our European risk profile is somewhat more diversified due to the varying economic conditions among the countries. Approximately 30% of our receivables are with European customers as of June 30, 2017. Of this amount, 26% of our European receivables (8% of consolidated receivables) are in the higher risk southern European countries (mostly Italy, Spain, and Portugal), which are adequately reserved.

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

Interest Rate Risk

Hypothetical changes in the fair values of financial instruments held by us at June 30, 2017 that are sensitive to changes in interest rates are presented below. The modeling technique measures the change in fair value arising from selected potential changes in interest rates. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 100 basis points over a twelve month time horizon (in thousands):

Valuation of securities given an interest rate decrease of 100 basis points	No change in interest rates	Valuation of securities given an interest rate increase of 100 basis points
$285,635	$282,163	$278,688

European debt is required to be disclosed by counterparty (i.e., sovereign and non-sovereign) and by country. We have no European sovereign debt investments. Our European debt and investments consist of non-sovereign corporate debt securities of $19.7 million, which represents 11% of our corporate debt instruments (7% of our short-term investments) at June 30, 2017. European debt investments are with corporations domiciled in the northern and central European countries of Sweden, Netherlands, Switzerland, France, and the U.K. We do not have any short-term investments with corporations domiciled in the higher risk “southern European” countries (i.e., Italy, Spain, Greece, and Portugal) or in Ireland. We believe that we do not have significant exposure with respect to our money market and corporate debt investments in Europe.

As of June 30, 2017, we have $345 million principal amount of Notes outstanding. We carry these instruments at face value less unamortized discount on our Condensed Consolidated Balance Sheets. Since these instruments bear interest at fixed rates, we have no financial statement risk associated with changes in interest rates. Although the fair value of these instruments fluctuates when interest rates change, a substantial portion of the market value of our Notes that exceeds the outstanding principal amount relates to the conversion premium. Please refer to Note 5 – Investments and Fair Value Measurements and Note 6 – Convertible Senior Notes, Note Hedges, and Warrants of the Notes to Condensed Consolidated Financial Statements.

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

We hedge our operating expense exposure in Indian rupees. The notional amount of our Indian rupee cash flow hedge was $3.6 million at June 30, 2017. We hedge balance sheet remeasurement exposures using forward contracts not designated for hedge accounting treatment with notional amounts of $145.1 million at June 30, 2017 consisting of hedges of British pound sterling, Brazilian real, Israeli shekel, Japanese yen, and Euro-denominated intercompany balances with notional amounts of $59.1 million, hedges of Brazilian real, British pound sterling, Australian dollar, Canadian dollar, Israeli shekel, and Euro-denominated trade receivables with notional amounts of $50.5 million, and hedges of British pounds sterling, Indian rupee, Israeli shekel, and Euro-denominated other net monetary assets with notional amounts of $35.5 million.

The impact of hypothetical changes in foreign exchanges rates on revenue and income from operations are presented below. The modeling technique measures the change in revenue and income from operations resulting from changes in selected foreign exchange rates with respect to the Euro and British pound sterling of plus or minus one percent during the three months ended June 30, 2017 as follows (in thousands):

	Impact of a foreign exchange rate decrease of one percent	No change in foreign exchange rates	Impact of a foreign exchange rate increase of one percent
Revenue	$477,038	$475,738	$474,438

Income from operations	$16,495	$16,134	$15,773

Item 4:	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, which are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017, the end of the period covered by this interim report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2017, due to material weaknesses in our internal control over financial reporting. Our internal control over financial reporting is the process designed by and under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America.

As described in “Item 9A. Controls and Procedures” of our annual report on Form 10-K, as amended, for the year ended December 31, 2016, management performed its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2016, and concluded that our internal control over financial reporting as of that date was not effective because of the material weaknesses described below.

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

Material Weakness Discussion and Remediation

Management analyzed the impact on revenue resulting from the identified material weaknesses and concluded that it did not have a material impact on our previously issued consolidated financial statements. Notwithstanding the material weaknesses in our internal control over financial reporting, we concluded that the consolidated financial statements and other financial information included in the previous filings fairly present in all material respects our financial condition, results of operations, and cash flows as of, and for, the periods presented. The foregoing has been approved by our management, including our Chief Executive Officer and Chief Financial Officer, who have been involved with the reassessment and analysis of our internal control over financial reporting.

The material weaknesses did not result in a material misstatement in the financial statements included in our annual report on Form 10-K for the year ended December 31, 2016, as amended, or our condensed consolidated interim financial information for the three and six months ended June 30, 2017; however, we concluded that, as of December 31, 2016, March 31, 2017, and June 30, 2017, there was a reasonable possibility that material misstatements could occur in the consolidated financial statements.

Our independent registered public accounting firm, Deloitte & Touche, LLP, issued an adverse report regarding the effectiveness of our internal control over financial reporting as of December 31, 2016, and that report is included in “Item 9A. Controls and Procedures” of our annual report on Form 10-K, for the year ended December 31, 2016 as amended.

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

We are in the process of further reviewing, documenting, and testing our internal controls over financial reporting, and we may from time to time make changes aimed at enhancing existing controls and/or implementing additional controls. Because the implementation of our remediation plan was ongoing as of June 30, 2017, and because there was insufficient time as of June 30, 2017, to demonstrate that the new controls implemented as part of the remediation plan were operating effectively as of that date, management concluded that the material weaknesses described in our annual report still existed as of June 30, 2017.

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

Evaluation of Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated changes in our internal control over financial reporting that occurred during the second quarter of 2017. Based on that evaluation, except for the changes described above, our Chief Executive Officer and Chief Financial Officer did not identify any change in our internal control over financial reporting during the second quarter of 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are subject to the matters discussed below as of the date of this filing:

Purported Class Action Lawsuit

On August 10, 2017, a putative class action was filed against the Company and its two named executive officers in the United States District Court for the District of New Jersey, captioned Pipitone v. Electronics For Imaging, Inc., No. 2:17-cv-05992 (D.N.J.). The complaint alleges, among other things, that statements by the Company and its officers about the Company’s financial reporting, revenue recognition, internal controls, and disclosure controls and procedures were false or misleading. The complaint seeks an unspecified amount of damages, interest, attorneys’ fees, and other costs, on behalf of a putative class of individuals and entities that purchased or otherwise acquired EFI securities from February 22, 2017 through August 3, 2017.

At this time, we do not believe it is probable that we will incur a material loss in this matter. However, it is reasonably possible that our financial statements could be materially affected by an unfavorable resolution of this matter. Because this proceeding is in the preliminary stages, we are not yet in a position to estimate the amount or range of reasonably possible loss that may be incurred.

Purported Derivative Shareholder Lawsuits

On August 22, 2017, a purported derivative shareholder complaint was filed in the Superior Court of the State of California for the County of Alameda captioned Schiffmiller v. Gecht, No. RG17873197. The complaint makes claims derivatively and on behalf of the Company as nominal defendant against the Company’s named executive officers and directors for alleged breaches of fiduciary duties and unjust enrichment, and alleges, among other things, that statements by the Company and its officers about the Company’s financial reporting, revenue recognition, internal controls, and disclosure controls and procedures were false or misleading. The complaint alleges the Company has suffered damage as a result of the individual defendants’ alleged actions, and seeks an unspecified amount of damages, restitution, and declaratory and other relief.

At this time, we do not believe it is probable that we will incur a material loss in this matter. However, it is reasonably possible that our financial statements could be materially affected by an unfavorable resolution of this matter. Because this proceeding is in the preliminary stages, we are not yet in a position to estimate the amount or range of reasonably possible loss that may be incurred.

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

Other Matters

We are subject to various other claims, lawsuits, investigations, and proceedings in addition to the matters discussed above. There is at least a reasonable possibility that additional losses may be incurred in excess of the amounts that we have accrued. However, we believe that these claims are not material to our financial statements or the range of reasonably possible losses is not reasonably estimable. Litigation is inherently unpredictable, and while we believe that we have valid defenses with respect to legal matters pending against us, our financial statements could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies or because of the diversion of management’s attention and the incurrence of significant expenses.

Item 1A:	Risk Factors

In addition to information regarding risk factors that appears in “Management’s Discussion and Analysis – Forward-looking Statements” in Part I, Item 2, of this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A, and Part II, Items 7 and 7A, of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2016 (the “2016 Form 10-K”), which could materially affect our business, financial condition, or future results. The risks described herein and in our 2016 Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

In addition to the risk factors disclosed in our 2016 Form 10-K, we have identified the following material changes to our risk factors.

We are currently subject to securities lawsuits and we may be subject to similar or other litigation in the future, which may divert management’s attention and have a material adverse effect on our business, financial condition and results of operations.

The market price of our common stock declined significantly following our August 3, 2017 announcement concerning our assessment of the timing of recognition of revenue and the effectiveness of our current and historical disclosure controls and internal control over financial reporting. On August 10, 2017, a purported class action lawsuit was filed alleging, among other things, that we and certain of our officers violated federal securities laws by making allegedly false and misleading statements concerning our financial reporting, revenue recognition, internal controls, and disclosure controls and procedures, prior to our August 3, 2017 announcement. The plaintiffs seek unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including attorney’s fees. In addition, on August 22, 2017, a purported derivative shareholder complaint was filed alleging, among other things that certain of our officers and our directors had breached fiduciary duties and had been unjustly enriched and had made allegedly false and misleading statements concerning our financial reporting, revenue recognition, internal controls, and disclosure controls and procedures. The complaint alleges that the Company has suffered damage and seeks an unspecified amount of damages, restitution, and declaratory and other relief.

We cannot predict the outcome of these lawsuits and we may be subject to other similar litigation in the future. Monitoring and defending against legal actions, whether or not meritorious, is time-consuming for our management and detracts from our ability to fully focus our internal resources on our business activities. In addition, we may incur substantial legal fees and costs in connection with litigation. Although we have insurance, coverage could be denied or prove to be insufficient. We are not currently able to estimate the possible cost to us from the currently pending lawsuits, and we cannot be certain how long it may take to resolve these matters or the possible amount of any damages that we may be required to pay. We have not established any reserves for any potential liability relating to these or future lawsuits. It is possible that we could, in the future, incur judgments or enter into settlements of claims for monetary damages. A decision adverse to our interests on these actions could result in the payment of substantial damages and could have a material adverse effect on our business, results of operations and financial condition. In addition, the uncertainty of the currently pending lawsuits could lead to more volatility in our stock price.

We identified material weaknesses in our internal control over financial reporting as of December 31, 2016, and the occurrence of these or any other material weaknesses could have a material adverse effect on our ability to report accurate financial information in a timely manner.

As described in “Item 9A, Controls and Procedures” of our annual report on Form 10-K, as amended, for the year ended December 31, 2016, as amended (“annual report”), our management concluded that we had material weaknesses in our internal control over financial reporting as of December 31, 2016 and therefore did not maintain effective internal control over financial reporting or effective disclosure controls and procedures, both of which are requirements of the Securities Exchange Act of 1934, as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Following the identification of the material weaknesses, management implemented remediation plans, which are ongoing as of June 30, 2017. Because there was insufficient time as of June 30, 2017, to demonstrate that the new controls implemented as part of the remediation plan were operating effectively as of that date, management concluded that the material weaknesses described in our Annual Report on Form10-K, as amended, for the year ended December 31, 2016, as amended, still existed as of June 30, 2017.

The remedial measures we are undertaking may not be adequate to prevent future misstatements or avoid other control deficiencies or material weaknesses. The effectiveness of our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error, and the risk of fraud. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time. Because of these limitations, there can be no assurance that any system of disclosure controls and procedures or internal control over financial reporting will be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management.

If we fail to continue to introduce new products that achieve market acceptance on a timely basis, we will not be able to compete effectively and we will be unable to increase or maintain net revenue and gross margins.

We operate in a highly competitive, quickly changing environment, and our future success depends on our ability to develop or acquire, and introduce new products that achieve broad market acceptance. Our future success will depend in large part upon our ability to identify demand trends and quickly develop or acquire, and manufacture and sell products that satisfy these demands in a cost effective manner. In order to differentiate our products from our competitors’ products, we must continue to increase our focus and capital investment in research and development. For example, we have committed substantial resources expressed in both man-hours and financial investment to the development of our Nozomi single-pass industrial digital inkjet platform, which was introduced in 2016 and is expected to be launched in the third quarter of 2017, for the corrugated, paper packaging, display printing, and other related markets. We have invested significantly in the research and development, sales and marketing, and manufacturing processes required to successfully launch this product. While we have indications of interest from potential customers, we are unable to predict the actual level of demand for this product because Nozomi is a new product and the indications of interest are cancellable and may not ultimately become orders. If this product is not successful in the market, then our condensed consolidated financial position and results of operations could be materially impacted.

Successfully predicting demand trends is difficult, and it is very difficult to predict the effect introducing a new product will have on existing product sales. We will also need to respond effectively to new product announcements by our competitors by quickly introducing competitive products. Any future delays in product development and introduction, or product introductions that do not meet broad market acceptance, or unsuccessful launches of new product lines could result in:

•	loss of or delay in revenue and loss of market share;

•	negative publicity and damage to our reputation and brand;

•	a decline in the average selling price of our products;

•	adverse reactions in our sales channels, such as reduced shelf space, reduced online product visibility, or loss of sales channel;

•	increased levels of product returns; and

•	failure to recover amounts invested

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Our stock repurchases during the quarter ended June 30, 2017 are as follows (in thousands, except for per share amounts):

Issuer Purchases of Equity Securities

Total	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans (1)
April 2017	158	$48.22	148	$51,145
May 2017	204	45.94	182	42,800
June 2017	40	47.24	32	41,302

Totals	402	$46.96	362

(1)	In November 2015, our board of directors authorized $150 million for the repurchase of our outstanding common stock commencing January 1, 2016. This authorization expires December 31, 2018. Under this publicly announced plan, we repurchased 0.4 million shares for an aggregate purchase price of $17.0 million during the three months ended June 30, 2017.
(2)	Includes less than 0.1 million shares purchased from employees to satisfy the exercise price of certain stock options and any tax withholding obligations incurred in connection with such exercises and minimum tax withholding obligations that arose on the vesting of RSUs.

Item 3:	Defaults Upon Senior Securities

None.

Item 4:	Mine Safety Disclosure

Not applicable.

Item 5:	Other Information

Not applicable.

Item 6:	Exhibits

No.	Description

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Amended and Restated Bylaws of Electronics For Imaging, Inc. (as amended August 12, 2009) (2)

10.1	Electronics For Imaging, Inc. Equity Incentive Plan (3)

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed on February 22, 2017 (File No. 000-18805) and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 17, 2009 (File No. 000-18805) and incorporated herein by reference.
(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on June 13, 2017 (File No. 000-18805) and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRONICS FOR IMAGING, INC.

Date: September 8, 2017	/s/ Guy Gecht
Guy Gecht
Chief Executive Officer (Principal Executive Officer)

Date: September 8, 2017	/s/ Marc Olin
Marc Olin
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

No.	Description

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Amended and Restated Bylaws of Electronics For Imaging, Inc. (as amended August 12, 2009) (2)

10.1	Electronics For Imaging, Inc. Equity Incentive Plan (3)

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed on February 22, 2017 (File No. 000-18805) and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 17, 2009 (File No. 000-18805) and incorporated herein by reference.
(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on June 13, 2017 (File No. 000-18805) and incorporated herein by reference.