Form 10-K/A
period 2016-12-31
ELECTRONICS FOR IMAGING INC
filed 2017-11-27
CIK 867374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K/A

Amendment No. 2

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

EXPLANATORY NOTE

Electronics For Imaging, Inc. and its subsidiaries (“EFI,” “the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 2 on Form 10-K/A (“Amendment No. 2”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which was originally filed on February 21, 2017 (the “Original Filing”) and previously amended on September 11, 2017 (the “First Amended Filing”), to amend and restate Item 9A of Part II, “Controls and Procedures,” with respect to (a) the effectiveness of our disclosure controls and procedures and our internal control over financial reporting and (b) Deloitte & Touche LLP’s related attestation report due to the identification of an additional material weakness in our internal control over financial reporting identified subsequent to the issuance of our Original Filing and our First Amended Filing. Item 15 of Part IV, “Exhibits and Financial Statement Schedule,” has also been amended to revise the reference to Deloitte’s opinion on our internal control over financial reporting in its report of Independent Registered Public Accounting Firm included in Deloitte’s consent.

With respect to this Amendment No. 2, immaterial misstatements were identified subsequent to the First Amended Filing in our previously issued financial statements for the years ended December 31, 2015 and 2016 and our interim financial information for the quarters ended March 31, 2017 and June 30, 2017. We concluded these were not material to our financial statements for the years ended December 31, 2015 and 2016; however, due to the effect of recording an out of period correction during the three and nine months ended September 30, 2017, management has determined to prospectively restate our financial statements when future financial statements are filed, to give effect to the correction related to the excess and obsolescence provision and related Italian inventory immaterial misstatements when future financial statements are filed, which is more fully explained below in Item 9A. As a result, we will prospectively correct our financial statements for the years ended December 31, 2015 and 2016 when we file our Form 10-K for the year ended December 31, 2017 and Form 10-Q filing for the quarters ended September 30, 2017. The impact to net income for the years ended December 31, 2016 and 2015 for these corrections would be a decrease of $0.6 and $1.3 million from amounts previously reported of $45.5 and $33.5 million, respectively.

Although management has concluded that the immaterial misstatements related to our finished goods inventory reserve at our Italian manufacturing subsidiary were not material to the 2016 financial statements, the possibility existed at December 31, 2016, that the deficiency in our internal controls identified subsequent to the First Amended Filing, could have resulted in a material error in our financial results, which may not have been detected in a timely manner.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the certifications required by Rule 13a-14(a) under the Exchange Act are also being filed as exhibits to this Amendment. This Amendment should be read in conjunction with the Original Filing, which continues to speak as of the date of the Original Filing and the First Amended Filing, which continues to speak as of the date of the First Amended Filing. Except as specifically noted above, this Amendment does not modify or update disclosures in the Original Filing or the First Amended Filing. Accordingly, this Amendment does not reflect events occurring after the filing of the Original Filing or the First Amended Filing or modify or update any related or other disclosures, other than those discussed above.

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

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer previously concluded that our disclosure controls and procedures were effective to provide reasonable assurance as of December 31, 2016 in the Original Filing. However, due to the material weaknesses in internal control over financial reporting described in the First Amended Filing and this Amendment No. 2, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2016.

We have begun implementing various changes in our internal control over financial reporting to remediate the material weaknesses described below.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING (REVISED)

(b) Management’s Report on Internal Control over Financial Reporting (Revised)

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on our assessment using those criteria, we previously concluded that our internal control over financial reporting was effective as of December 31, 2016. However, due to the material weaknesses described in the First Amended Filing and this Amendment No. 2 below, we have concluded that our internal control over financial reporting was not effective as of December 31, 2016.

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

Our management determined that, as of December 31, 2016, the following material weaknesses existed in our internal control over financial reporting.

1.	Our internal controls were not designed effectively to ensure that operational changes, which may impact revenue recognition, were appropriately and timely evaluated to determine the accounting impact.

2.	We did not sufficiently staff, with appropriate levels of experience and training, to allow for the adequate monitoring and timely communication of operational changes, including those which may impact revenue recognition on an ongoing basis.

3.	Our internal control over excess and obsolete, finished goods printer inventory reserves at our Italian manufacturing subsidiary was not designed effectively to conduct a sufficiently precise evaluation of the classification, condition, and salability of each printer and the cost accounting department was not staffed sufficiently to mitigate limitations relating to these reserves in the ERP system used solely at this subsidiary.

Items #1 and #2 resulted in management not timely identifying and evaluating the appropriate period of recognition for certain revenue transactions related to printers distributed from a single location, which should have been evaluated in accordance with the bill and hold revenue recognition guidance. Item #3 resulted in management not timely evaluating the appropriate period of de-recognition of certain printer inventory manufactured at our Italian manufacturing subsidiary, which should have been subject to an excess and obsolescence impairment or reclassification and depreciation.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected in a timely basis. Because the deficiencies identified could result in a misstatement of revenue, inventory, and related accounts and associated disclosures that could be material to the annual or interim consolidated financial statements, such deficiencies represent material weaknesses in our internal control over financial reporting. Management reevaluated the design and operating effectiveness of our internal control over financial reporting and concluded that its internal control over financial reporting as of December 31, 2016 was not effective due to the material weaknesses described above. Accordingly, management has revised its report on internal control over financial reporting.

(c) Material Weakness Discussion and Remediation

Management analyzed the impact resulting from the identified material weaknesses in the First Amended Filing and concluded that it did not have a material impact on our previously issued consolidated financial statements. Management further analyzed the impact resulting from the additional identified material weakness in this Amendment No. 2 and concluded that it did not have a material impact on our previously issued consolidated financial statements. However, due to the effect of recording an out of period correction in the current financial statements, management has determined to prospectively restate our financial statements to give effect to the correction related to the excess and obsolescence and related Italian inventory immaterial misstatements when future financial statements are filed. The impact to net income for the years ended December 31, 2016 and 2015 for this correction would be a decrease of $0.6 and $1.3 million from amounts previously reported of $45.5 and $33.5 million, respectively.

Notwithstanding the material weaknesses in our internal control over financial reporting, we have concluded that the consolidated financial statements and other financial information included in the Original Filing the First Amended Filing and this Amendment No. 2 fairly present in all material respects our financial condition, results of operations, and cash flows as of, and for, the periods presented. The foregoing has been approved by our management, including our Chief Executive Officer and Chief Financial Officer, who have been involved with the reassessment and analysis of our internal control over financial reporting.

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

Plan for Remediation of Material Weaknesses

Following the identification of the foregoing material weaknesses, management commenced implementation of a remediation plan, which is ongoing. Management believes that the implementation of this plan will remediate the material weaknesses described above. The following steps of the remediation plan are currently in process, and management may determine to enhance existing controls and/or implement additional controls as the implementation progresses:

•	Design and implement controls to properly identify, evaluate and monitor operational changes which may impact revenue recognition;

•	Evaluate the sufficiency, experience, and training of our internal personnel and hire additional personnel or use external resources;

•	Design and implement controls related to the approval and accounting for any bill and hold transactions;

•	Design and implement controls to evaluate excess and obsolete inventory reserves at our Italian subsidiary;

•	Direct our internal auditors to perform additional testing of revenue transactions to ensure the sufficiency of our remediation efforts.

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

In our report dated February 21, 2017, we expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting. As described in the following paragraphs, the Company subsequently identified material weaknesses in its internal control over financial reporting. Accordingly, management has revised its assessment of the effectiveness of its internal control over financial reporting, and our present opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, as expressed herein, is different than that expressed in our original report.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment:

1.	The Company’s internal controls were not designed effectively to ensure that operational changes which may impact revenue recognition were appropriately and timely evaluated to determine the accounting impact.

2.	The Company did not sufficiently staff, with appropriate levels of experience and training, to allow for the adequate monitoring and timely communication of operational changes, including those which may impact revenue recognition on an ongoing basis.

3.	The Company’s control over excess and obsolete, finished goods inventory printer reserves at its Italian manufacturing subsidiary was not designed effectively to conduct an evaluation of the classification, condition and salability of each printer and the cost accounting department was not staffed sufficiently to mitigate limitations relating to these reserves in the ERP system used solely at this subsidiary.

Items #1 and #2 resulted in management not timely identifying and evaluating the appropriate period of recognition for certain revenue transactions related to printers distributed from a single location, which should have been evaluated in accordance with the bill and hold revenue recognition guidance. Item #3 resulted in management not timely evaluating the appropriate period of de-recognition of certain printer inventory manufactured at their Italian manufacturing subsidiary, which should have been subject to an excess and obsolescence impairment or reclassification and depreciation.

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

/s/ Deloitte & Touche LLP

San Jose, CA

February 21, 2017 (September 8, 2017 as to the effects of the first two material weaknesses described, and November 27, 2017 as to the effects of the third material weakness described in Management’s Annual Report on Internal Control over Financial Reporting (Revised))

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(c) Exhibits

We are filing the following documents as exhibits to this Form 10-K/A Amendment No. 2:

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

ELECTRONICS FOR IMAGING, INC.

November 27, 2017	By:	/s/ Guy Gecht
Guy Gecht
Chief Executive Officer (Principal Executive Officer)