Form 10-Q/A
period 2017-03-31
ELECTRONICS FOR IMAGING INC
filed 2017-11-27
CIK 867374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 2

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

The number of shares of Common Stock outstanding as of April 17, 2017 was 46,520,513

i

EXPLANATORY NOTE

Electronics For Imaging, Inc. and its subsidiaries (“EFI,” the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 2 on Form 10-Q/A (“Amendment No. 2”) to its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2017, which was originally filed on May 2, 2017 (the “Original Filing”) and amended on September 11, 2017 (the “First Amended Filing”), to amend and restate Item 4 of Part I, “Controls and Procedures,” to reflect management’s conclusion that our disclosure controls and procedures were not effective at March 31, 2017 due to material weaknesses in our internal control over financial reporting, including one identified subsequent to the issuance of our First Amended Filing.

With respect to this Amendment No. 2, immaterial misstatements were identified subsequent to the Original Filing and First Amended Filing in our previously issued financial statements for the quarter ended March 31, 2017. We concluded these were not material to our financial statements for the years ended December 31, 2015 or 2016, or for the quarter ended March 31, 2017; however, due to the effect of recording an out of period correction during the three and nine months ended September 30, 2017, management has determined to prospectively restate our financial statements to give effect to the correction related to the excess and obsolescence and related Italian inventory immaterial misstatements when future financial statements are filed, which is more fully explained below. As a result, we will prospectively correct our financial statements for the years ended December 31, 2015 and 2016 when we file our Form 10-K for the year ended December 31, 2017 and Form 10-Q for the quarter ended September 30, 2017. The impact to net income for the years ended December 31, 2016 and 2015 for these corrections would be a decrease of $0.6 and $1.3 million from amounts previously reported of $45.5 and $33.5 million, respectively.

Although management has concluded that the immaterial misstatements related to our finished goods inventory reserve at our Italian manufacturing subsidiary were not material to the 2016 financial statements, the possibility existed at December 31, 2016 that the deficiency in our internal controls identified subsequent to the First Amended Filing, could have resulted in a material error in our financial results, which may not have been detected in a timely manner. Thus, the related material weakness in our internal controls was identified subsequent to the Amendment No.1 filing.

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

As described in “Item 9A. Controls and Procedures” of our annual report on Form 10-K/A Amendment No. 2 for the year ended December 31, 2016, management performed its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2016, and concluded that our internal control over financial reporting as of that date was not effective because of the material weaknesses described below.

Our management determined that, as of December 31, 2016, the following material weaknesses existed in our internal control over financial reporting.

1.	Our internal controls were not designed effectively to ensure that operational changes, which may impact revenue recognition, were appropriately and timely evaluated to determine the accounting impact.

2.	We did not sufficiently staff, with appropriate levels of experience and training, to allow for the adequate monitoring and timely communication of operational changes, including those which may impact revenue recognition on an ongoing basis.

3.	Our internal control over excess and obsolete finished goods printer inventory reserves at our Italian manufacturing subsidiary was not designed effectively to conduct a sufficiently precise evaluation of the classification, condition, and salability of each printer and the cost accounting department was not staffed sufficiently to mitigate limitations relating to these reserves in the ERP system used solely at this subsidiary.

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

Material Weakness Discussion and Remediation

Management analyzed the impact resulting from the identified material weaknesses in Form 10-K/A Amendment No. 1 and concluded that it did not have a material impact on our previously issued consolidated financial statements. Management further analyzed the impact resulting from the additional identified material weakness in our Form 10-K/A Amendment No. 2 and concluded that it did not have a material impact on our previously issued consolidated financial statements. However, due to the effect of recording an out of period correction in the current financial statements, management has determined to prospectively restate our financial statements to give effect to the correction related to the excess and obsolescence and related Italian inventory immaterial misstatements when future financial statements are filed. The impact to net income for the years ended December 31, 2016 and 2015 for this correction would be a decrease of $0.6 and $1.3 million from amounts previously reported of $45.5 and $33.5 million, respectively.

Notwithstanding the material weaknesses in our internal control over financial reporting, we concluded that the consolidated financial statements and other financial information included in the Form 10-K Original and Amended Filings fairly present in all material respects our financial condition, results of operations, and cash flows as of, and for, the periods presented. The foregoing has been approved by our management, including our Chief Executive Officer and Chief Financial Officer, who have been involved with the reassessment and analysis of our internal control over financial reporting.

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

Deloitte & Touche, LLP, an independent registered public accounting firm, issued an adverse report regarding the effectiveness of our internal control over financial reporting as of December 31, 2016, and that report is included in “Item 9A. Controls and Procedures” of our annual report on Form 10-K/A Amendment No. 2 for the year ended December 31, 2016.

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

We are in the process of further reviewing, documenting, and testing our internal controls over financial reporting, and we may from time to time make changes aimed at enhancing existing controls and/or implementing additional controls. Because the material weaknesses were not identified as of March 31, 2017, management concluded that the material weaknesses described in our annual report on Form 10-K/A Amendment No. 2 for the year ended December 31, 2016 still existed as of March 31, 2017.

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

ELECTRONICS FOR IMAGING, INC.

Date: November 27, 2017	/s/ Marc Olin
Marc Olin
Chief Financial Officer
(Principal Financial and Accounting Officer)