Form 10-Q/A
period 2017-06-30
ELECTRONICS FOR IMAGING INC
filed 2017-11-27
CIK 867374

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

EXPLANATORY NOTE

Electronics For Imaging, Inc. and its subsidiaries (“EFI,” the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to its Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2017, which was originally filed on September 11, 2017 (the “Original Filing”), to amend and restate Item 4 of Part I, “Controls and Procedures,” to reflect management’s conclusion that our disclosure controls and procedures were not effective at June 30, 2017 due to material weaknesses in our internal control over financial reporting, including one identified subsequent to the issuance of our Original Filing.

With respect to this Amendment No. 1, immaterial misstatements were identified subsequent to the Original Filing in our previously issued financial statements for the quarter ended June 30, 2017. We concluded the misstatements were not material to our financial statements for the years ended December 31, 2015 or 2016, or the quarters ended March 31, 2017 and June 30, 2017; however, due to the effect of recording an out of period correction during the three and nine months ended September 30, 2017, management has determined to prospectively restate our financial statements to give effect to the correction related to the excess and obsolescence and related Italian inventory immaterial misstatements when future financial statements are filed, which is more fully explained below. As a result, we will prospectively correct our financial statements for the years ended December 31, 2015 and 2016 when we file our Form 10-K for the year ended December 31, 2017 and Form 10-Q for the quarter ended September 30, 2017. The impact to net income for the years ended December 31, 2016 and 2015 for these corrections would be a decrease of $0.6 and $1.3 million from amounts previously reported of $45.5 and $33.5 million, respectively.

Although management has concluded that the immaterial misstatements related to our finished goods inventory reserve at our Italian manufacturing subsidiary were not material to the 2016 financial statements, the possibility existed at December 31, 2016 that the deficiency in our internal controls, identified subsequent to the Original Filing, could have resulted in a material error in our financial results, which may not have been detected in a timely manner. Thus, the related material weakness in our internal controls was identified subsequent to the Original Filing.

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

Evaluation of Disclosure Controls and Procedures

As of the quarter ended June 30, 2017, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act.    Previously, based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2017.

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

Notwithstanding the material weaknesses in our internal control over financial reporting, we concluded that the consolidated financial statements and other financial information included in the Form 10-K/A Original and Amended Filings fairly present in all material respects our financial condition, results of operations, and cash flows as of, and for, the periods presented. The foregoing has been approved by our management, including our Chief Executive Officer and Chief Financial Officer, who have been involved with the reassessment and analysis of our internal control over financial reporting.

The material weaknesses did not result in a material misstatement in the financial statements included in our annual report on Form 10-K for the year ended December 31, 2016, as amended, or our condensed consolidated interim financial information for the quarter ended June 30, 2017; however, we concluded that, as of December 31, 2016, and June 30, 2017, there was a reasonable possibility that material misstatements could occur in the consolidated financial statements.

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

Plan for Remediation of Material Weaknesses

Following the identification of the foregoing material weaknesses, management commenced implementation of a remediation plan, which is ongoing. Management believes that the implementation of this plan will remediate the material weaknesses described above. The following steps of the remediation plan are currently in process, and management may determine to enhance existing controls and/or implement additional controls as the implementation progresses:

•	Design and implement controls to properly identify, evaluate and monitor operational changes which may impact revenue recognition;

•	Evaluate the sufficiency, experience, and training of our internal personnel and hire additional personnel or use external resources;

•	Design and implement controls related to the approval and accounting for any bill and hold transactions;

•	Design and implement controls to evaluate excess and obsolete inventory reserves at our Italian subsidiary

•	Direct our internal auditors to perform additional testing of revenue transactions to ensure the sufficiency of our remediation efforts.

We are in the process of further reviewing, documenting, and testing our internal controls over financial reporting, and we may from time to time make changes aimed at enhancing existing controls and/or implementing additional controls. Because the material weaknesses were not identified as of June 30, 2017, management concluded that the material weaknesses described in our annual report on Form 10-K/A Amendment No. 2 for the year ended December 31, 2016 still existed as of June 30, 2017.

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