Form 10-Q
period 2017-09-30
ELECTRONICS FOR IMAGING INC
filed 2017-11-27
CIK 867374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

The number of shares of Common Stock outstanding as of November 17, 2017 was 45,690,919.

Electronics For Imaging, Inc.

PART I – FINANCIAL INFORMATION

Item 1:	Condensed Consolidated Financial Statements

Electronics For Imaging, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands)	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$175,830	$164,313
Short-term investments, available for sale	217,923	295,428
Accounts receivable, net of allowances of $32.5 and $23.3 million, respectively	236,709	220,813
Inventories	131,926	96,338
Income taxes receivable	4,995	975
Assets held for sale	—	3,781
Other current assets	44,865	31,881

Total current assets	812,248	813,529
Property and equipment, net	103,541	103,474
Restricted investments and cash equivalents	27,753	6,252
Goodwill	387,001	359,841
Intangible assets, net	126,567	122,997
Deferred tax assets	61,899	58,477
Other assets	14,827	14,359

Total assets	$1,533,836	$1,478,929

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$133,322	$114,287
Accrued and other liabilities	109,206	85,505
Deferred revenue	58,390	53,813
Income taxes payable	7,635	10,256

Total current liabilities	308,553	263,861
Convertible senior notes, net	315,255	304,484
Imputed financing obligation related to build-to-suit lease	14,087	14,152
Noncurrent contingent and other liabilities	31,067	42,786
Deferred tax liabilities	13,763	15,601
Noncurrent income taxes payable	12,439	12,030

Total liabilities	695,164	652,914

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 150,000 shares authorized; 54,156 and 53,038 shares issued, respectively	542	530
Additional paid-in capital	741,153	705,901
Treasury stock, at cost; 7,709 and 6,457 shares, respectively	(330,668)	(273,730)
Accumulated other comprehensive loss	(1,243)	(24,575)
Retained earnings	428,888	417,889

Total stockholders’ equity	838,672	826,015

Total liabilities and stockholders’ equity	$1,533,836	$1,478,929

See accompanying notes to condensed consolidated financial statements.

Electronics For Imaging, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share amounts)	2017	2016	2017	2016

Revenue	$248,359	$245,575	$724,097	$725,358

Cost of revenue (1)	120,901	120,381	345,858	356,720

Gross profit	127,458	125,194	378,239	368,638
Operating expenses:
Research and development (1)	39,585	36,933	118,201	111,731
Sales and marketing (1)	42,269	43,060	129,018	127,360
General and administrative (1)	25,075	24,088	67,239	66,366
Restructuring and other (Note 11)	833	1,308	5,421	5,733
Amortization of identified intangibles	12,299	10,395	34,829	29,360

Total operating expenses	120,061	115,784	354,708	340,550

Income from operations	7,397	9,410	23,531	28,088

Interest expense	(4,912)	(4,510)	(14,538)	(13,243)
Interest income and other income, net	1,760	915	2,802	1,114

Income before income taxes	4,245	5,815	11,795	15,959
Benefit from (provision for) income taxes	(791)	11,847	(795)	9,041

Net income	$3,454	$17,662	$11,000	$25,000

Net income per basic common share	$0.07	$0.38	$0.24	$0.53

Net income per diluted common share	$0.07	$0.37	$0.23	$0.52

Shares used in basic per-share calculation	46,348	46,794	46,442	46,983

Shares used in diluted per-share calculation	46,937	47,621	47,102	47,791

(1)	Includes stock-based compensation expense as follows:

	2017	2016	2017	2016
Cost of revenue	$486	$642	$1,985	$1,873
Research and development	1,640	2,061	7,556	6,987
Sales and marketing	1,108	2,260	5,176	6,159
General and administrative	1,414	3,590	7,824	11,923

See accompanying notes to condensed consolidated financial statements.

Electronics For Imaging, Inc.

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2017	2016	2017	2016
Net income	$3,454	$17,662	$11,000	$25,000
Net unrealized investment gains (losses):
Unrealized holding gains (losses), net of tax provisions of less than $0.1 and $0.2 million for the three and nine months ended September 30, 2017, respectively, and tax benefit of $0.2 million and tax provision of $0.5 million for the three and nine months ended September 30, 2016, respectively	48	(316)	283	785
Reclassification adjustments included in net income, net of tax benefit and tax provision of less than $0.1 million for the three and nine months ended September 30, 2017, and tax benefit and tax provision of less than $0.1 million for the three and nine months ended September 30, 2016, respectively	(27)	(98)	(49)	16

Net unrealized investment gains (losses)	21	(414)	234	801
Currency translation adjustments, net of no tax benefit for the three and nine months ended September 30, 2017, and tax provisions of $0.4 and $0.7 million for the three and nine months ended September 30, 2016, respectively	4,931	1,509	23,121	3,293
Net unrealized gains (losses) on cash flow hedges	(28)	27	(24)	11

Comprehensive income	$8,378	$18,784	$34,331	$29,105

See accompanying notes to condensed consolidated financial statements.

Electronics For Imaging, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine months ended September 30,
(in thousands)	2017	2016
Cash flows from operating activities:
Net income	$11,000	$25,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48,029	40,734
Deferred taxes	(9,149)	(22,127)
Provisions for bad debt and sales-related allowances	10,868	7,558
Provision for inventory obsolescence	3,642	4,492
Stock-based compensation, net of cash settlements	22,541	26,743
Non-cash accretion of interest expense on convertible notes and imputed financing obligation	11,211	9,991
Other non-cash charges and credits	3,254	5,920
Changes in operating assets and liabilities, net of effect of acquired businesses	(58,955)	(42,487)

Net cash provided by operating activities	42,441	55,824

Cash flows from investing activities:
Purchases of short-term investments	(87,623)	(195,904)
Proceeds from sales and maturities of short-term investments	164,979	223,206
Purchases of restricted investments and cash equivalents	(21,459)	(3,745)
Purchases, net of proceeds from sales, of property and equipment	(8,745)	(17,611)
Businesses purchased, net of cash acquired	(16,739)	(19,614)

Net cash provided by (used for) investing activities	30,413	(13,668)

Cash flows from financing activities:
Proceeds from issuance of common stock	11,730	10,359
Purchases of treasury stock and net share settlements	(56,937)	(65,354)
Repayment of debt assumed through business acquisitions and debt issuance costs	(10,786)	(8,539)
Contingent consideration payments related to businesses acquired	(9,512)	(1,868)

Net cash used for financing activities	(65,505)	(65,402)

Effect of foreign exchange rate changes on cash and cash equivalents	4,168	2,158

Increase (decrease) in cash and cash equivalents	11,517	(21,088)
Cash and cash equivalents at beginning of period	164,313	164,091

Cash and cash equivalents at end of period	$175,830	$143,003

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

These condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP” or “GAAP”) for interim financial information, rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements, and accounting policies consistent in all material respects with those applied in preparing our audited annual consolidated financial statements included in our Annual Report on Form 10-K, as amended in Amendment No. 2, for the year ended December 31, 2016. These condensed consolidated financial statements and accompanying notes should be read in conjunction with our annual consolidated financial statements and the notes thereto for the year ended December 31, 2016, included in our Annual Report on Form 10-K, as amended in Amendment No. 2. In the opinion of management, these condensed consolidated financial statements reflect all adjustments, including normal recurring adjustments, management considers necessary for the fair presentation of our financial position, operating results, comprehensive income, and cash flows for the interim periods presented. Our results for the interim periods are not necessarily indicative of results for the entire year.

Correction of Prior Period Financial Information

During the preparation of the consolidated financial statements for three and nine months ended September 30, 2017, we identified certain errors at our Italian manufacturing subsidiary attributable to the valuation and classification of certain finished goods inventory. The errors related to finished goods that should have been impaired and expensed in 2015, inventory utilized in research and development projects that expired and should have been expensed in 2016, and certain assets included in inventory that should have been capitalized and depreciated over their estimated useful lives. The preceding resulted in an understatement of cost of revenue in 2015 and operating expenses in 2016 due to failure to properly impair and expense certain items and properly classify certain amounts included in inventories on the balance sheet and appropriately depreciate those amounts.

As a result, we have corrected the accompanying condensed consolidated balance sheet as of December 31, 2016 as follows:

	December 31, 2016
	As Previously Reported	Adjustments	As Adjusted
(in thousands)
Inventories	$99,075	$(2,737)	$96,338
Property and equipment, net	103,304	170	103,474
Total assets	1,481,496	(2,567)	1,478,929
Deferred tax liabilities	16,351	(750)	15,601
Total liabilities	653,664	(750)	652,914
Accumulated other comprehensive loss	(24,694)	119	(24,575)
Retained earnings	419,825	(1,936)	417,889
Total shareholders’ equity	827,832	(1,817)	826,015

We consider this correction to previously issued financial statements to be immaterial.

The impact to net income for the years ended December 31, 2016 and 2015 for this correction is a decrease of $0.6 and $1.3 million, respectively, from amounts previously reported of $45.5 and $33.5 million, respectively.

Significant Accounting Policies

There have been no material changes in our significant accounting policies, as compared to the significant accounting policies described in our Annual Report on Form 10-K, as amended in Amendment No. 2, for the year ended December 31, 2016, with the exception of the following:

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

Out-of-Period Adjustments

In the nine months ended September 30, 2017, we recorded out-of-period adjustments related to certain bill and hold transactions, which decreased revenue by $3.4 million, decreased gross profit by $0.5 million, and decreased net income by $0.3 million (or $0.01 per diluted share). There were no such out-of-period adjustments in the three months ended September 30, 2017. We evaluated these adjustments considering both qualitative and quantitative factors and the impact of these adjustments in relation to each period, as well as the periods in which they originated. The impact of recognizing these adjustments in prior years was not material to any individual period. Management believes these adjustments are immaterial to these condensed consolidated financial statements and all previously issued financial statements. Such out-of-period adjustments are not part of the Correction of Prior Period Financial Information described above.

Recent Accounting Pronouncements

Inventory Valuation. In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-11, Simplifying the Measurement of Inventory, which became effective in the first quarter of 2017. ASU 2015-11 requires that inventory be valued at the lower of cost or net realizable value, which is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. We previously valued inventory at the lower of cost or net realizable value less a reasonable profit margin as allowed by previous inventory valuation guidance. The adoption of ASU 2015-11 increased our inventory valuation by $1.7 million as of September 30, 2017.

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

ASU 2014-09 will be effective in the first quarter of 2018. Two adoption methods are allowed under ASU 2014-09: the full retrospective method and modified retrospective method. We have elected to use the modified retrospective method by applying the revised guidance to contracts that have not been completed as of January 1, 2018. Retained earnings will be adjusted for the cumulative effect of the change on January 1, 2018. The new standard requires comprehensive annual and interim disclosures regarding the nature, amount, timing, and uncertainty of recognized revenue, which will be provided in the year of adoption along with the impact on recognized revenue compared with revenue that would have been recognized under prior guidance. Qualitative and quantitative disclosures will be required regarding:

•	disaggregation of our current disclosures of revenue by segment and geographic area into categories that depict how revenue and cash flows are impacted by economic factors,

•	timing of recognition, contract duration, and sales channel,

•	billed and unbilled contracts with customers, including revenue and impairments recognized, disaggregation, and information about contract balances and performance obligations,

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

Upon evaluation, we believe the key changes in the guidance that impact our revenue recognition relate to the timing of revenue recognition and allocation of contract revenue between services and software licenses. The requirement to defer incremental contract acquisition costs (e.g., commissions) and recognize them over the contract period or expected customer life will result in the recognition of a deferred charge on our balance sheet. We are assessing the impact on our consolidated financial statements, systems, and controls upon adoption.

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

ASU 2016-15 will be effective in the first quarter of 2018. Accordingly, $63.6 million debt discount attributable to the difference between the 0.75% coupon interest rate on our 0.75% Convertible Senior Notes Due 2019 (“Notes”) and the 4.98% (5.46% inclusive of debt issuance costs) effective interest rate will be classified as an operating cash outflow in the Condensed Consolidated Statement of Cash Flows upon cash settlement. If we settle the conversion of the Notes in cash on or prior to the maturity date of September 1, 2019, the cash outflow of $63.6 million will be recorded in operating activities in the Consolidated Statement of Cash Flows.

Restricted Cash. In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows: Restricted Cash, requiring that the statement of cash flows explain the change in cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents will be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. Under current guidance, changes in restricted cash and restricted cash equivalents are included in operating or investing activities in the Condensed Consolidated Statements of Cash Flows.

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

Lease Arrangements. Under current guidance, the classification of a lease by a lessee as either an operating or capital lease determines whether an asset and liability is recognized on the balance sheet. ASU 2016-02, Leases, issued in February 2016 and effective in the first quarter of 2019, requires that a lessee recognize an asset and liability on its balance sheet related to all leases with terms in excess of one year. For all leases, a lessee will be required to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial position. The right-to-use asset represents the right to use the underlying asset during the lease term.

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

Definition of a Business. ASU 2017-01, Business Combinations: Clarifying the Definition of a Business, was issued in January 2017, and significantly narrows how businesses are defined. Under current guidance, a business is defined as an integrated set of assets and activities that usually consists of business processes and their related inputs and outputs. However, business process outputs are not required to be present and only some business process inputs and business processes must be present if the acquiring entity can produce outputs by integrating the acquired set of assets and activities with its own inputs and processes. Essentially, existing guidance only requires that business processes and inputs be present in order to constitute a business.

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

Hedge Accounting. In August 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities, which amends the hedge accounting recognition and presentation requirements in Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging.

Our foreign currency derivative contracts include notional amounts of $3.8 million that have been designated as cash flow hedges of our Indian rupee operating expense exposure at September 30, 2017. Under current guidance, changes in the fair value of the effective portion of these contracts are reported as a component of other comprehensive income (“OCI”) and reclassified to operating expense in the periods of payment of the hedged cash flows. The ineffective portion is recognized as a component of interest income and other income, net. Under the new guidance, the entire change in the fair value of hedging instruments designated as cash flow hedges that are included in the assessment of hedge effectiveness will be recorded in OCI. Those amounts are reclassified to earnings in the periods of payment in the same income statement line item as the hedged operating expenses. Upon adoption, a cumulative-effect adjustment will be required to charge the ineffective portion of derivative contracts designated as cash flow hedges existing at the date of adoption to accumulated OCI with a corresponding adjustment to the retained earnings as of the beginning of the fiscal year of the adoption.

The new guidance continues to require an initial prospective quantitative hedge effectiveness assessment unless the hedging relationship qualifies for the critical-terms-match method or facts and circumstances method, which permit an assumption of perfect hedge effectiveness. After the initial quantitative assessment, the new guidance permits a qualitative ongoing effectiveness assessment for certain hedges if we can reasonably support an expectation of high effectiveness throughout the term of the hedge. The new guidance also requires additional disclosure related to the effect on the income statement of cash flow hedges.

ASU 2017-12 will be effective in the first quarter of 2019. We do not believe this guidance will materially impact our results of operations.

Supplemental Cash Flow Information

	Nine months ended September 30,
(in thousands)	2017	2016
Net cash paid for income taxes	$15,724	$5,787

Cash paid for interest expense	$3,667	$3,285

Acquisition of businesses
Cash paid for businesses purchased, excluding contingent consideration	$16,836	$21,242
Cash acquired in business acquisitions	(97)	(1,628)

Net cash paid for businesses purchased, net of cash acquired	$16,739	$19,614

Common stock issued in connection with Reggiani Macchine SpA (“Reggiani”) acquisition	$—	$73

Non-cash investing and financing activities:
Non-cash settlement of vacation liabilities by issuing restricted stock units (“RSUs”)	$—	$2,758
Property and equipment received, but not paid	703	1,004

	$703	$3,762

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

Performance-based and market-based restricted stock and stock options that would be issuable if the end of the reporting period were the end of the vesting period, if the result would be dilutive, are assumed to be outstanding for purposes of determining net income per diluted common share as of the later of the beginning of the period or the grant date in accordance with ASC 260-10-45-48. Accordingly, performance-based RSUs, which vested on various dates during the three and nine months ended September 30, 2017 and 2016, based on achievement of specified performance criteria related to revenue, cash flows from operating activities, and non-GAAP operating income targets, and performance-based stock options, which vested during the nine months ended September 30, 2016 based on achievement of specified targets related to non-GAAP return on equity, are included in the determination of net income per diluted common share as of the beginning of each period.

Basic and diluted earnings per share during the three and nine months ended September 30, 2017 and 2016 are reconciled as follows (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Basic net income per share:
Net income available to common shareholders	$3,454	$17,662	$11,000	$25,000

Weighted average common shares outstanding	46,348	46,794	46,442	46,983
Basic net income per share	$0.07	$0.38	$0.24	$0.53

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016

Dilutive net income per share:
Net income available to common shareholders	$3,454	$17,662	$11,000	$25,000

Weighted average common shares outstanding	46,348	46,794	46,442	46,983
Dilutive stock options and non-vested restricted stock	589	827	660	808

Weighted average common shares outstanding for purposes of computing diluted net income per share	46,937	47,621	47,102	47,791

Dilutive net income per share	$0.07	$0.37	$0.23	$0.52

Potential shares of common stock that were not included in the determination of diluted net income per share for the periods presented because the impact of including them would have been anti-dilutive or performance conditions have not been met, consisted of the following (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
RSUs	327	669	304	601
ESPP purchase rights	410	14	342	29

Total potential shares of common stock excluded from the computation of diluted earnings per share	737	683	646	630

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

3. Balance Sheet Details

Inventories

Inventories, net of allowances, as of September 30, 2017, and December 31, 2016, are as follows (in thousands):

	September 30,	December 31,
	2017	2016
Raw materials	$57,059	$45,798
Work in process	14,676	7,362
Finished goods	60,191	43,178

	$131,926	$96,338

Deferred Cost of Revenue

Deferred cost of revenue related to unrecognized revenue on shipments to customers was $7.2 and $3.4 million as of September 30, 2017, and December 31, 2016, respectively, and is included in other current assets in our Condensed Consolidated Balance Sheets.

Product Warranty Reserves

Product warranty reserves are included in accrued and other liabilities on our Condensed Consolidated Balance Sheets. The changes in product warranty reserves during the nine months ended September 30, 2017 and 2016 are as follows (in thousands):

	2017	2016
Balance at January 1,	$10,319	$9,635
Liability assumed upon acquiring FreeFlow print server (“FFPS”)	9,368	—
Provisions, net of releases	9,284	9,678
Settlements	(12,588)	(9,156)

Balance at September 30,	$16,383	$10,157

Accumulated Other Comprehensive Loss (“OCI”)

OCI classified within stockholders’ equity in our Condensed Consolidated Balance Sheets as of September 30, 2017, and December 31, 2016 is as follows (in thousands):

	September 30,	December 31,
	2017	2016
Net unrealized investment losses	$(239)	$(473)
Currency translation losses	(989)	(24,111)
Net unrealized gain (loss) on cash flow hedges	(15)	9

Accumulated other comprehensive loss	$(1,243)	$(24,575)

Amounts reclassified out of OCI were less than $0.1 million, net of tax, for the three and nine months ended September 30, 2017, $0.1 million, net of tax, for the three months ended September 30, 2016, and less than $0.1 million, net of tax, for the nine months ended September 30, 2016, and consisted of unrealized gains and losses from investments in debt securities that are reported within interest income and other income, net, in our Condensed Consolidated Statements of Operations.

4. Acquisitions

We acquired privately held Generation Digital Solutions, Inc. (“GD”), CRC Information Systems, Inc. (“CRC”) from Reynolds and Reynolds Company (“Reynolds”), and certain assets comprising the FFPS business from Xerox Corporation (“Xerox”), during 2017, which have been included in our Fiery or Productivity Software operating segments. Acquisition-related transaction costs were $0.6 and $1.8 million during the three and nine months ended September 30, 2017, respectively, and $0.4 and $1.7 million during the three and nine months ended September 30, 2016, respectively, related to all acquisitions.

These acquisitions were accounted for as purchase business combinations. We allocated the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair value on their acquisition dates. Excess purchase consideration was recorded as goodwill. Factors contributing to a purchase price that results in goodwill include, but are not limited to, the retention of research and development personnel with skills to develop future technology, support personnel to provide maintenance services related to the products, a trained sales force capable of selling current and future products, the opportunity to cross-sell products of the acquired businesses to existing customers, the opportunity to integrate acquired technology into our products, the positive reputation of GD, CRC, and FFPS in the market, integration of the GD digital textile design workflow with our Fiery textile digital front ends (“DFEs”) and Reggiani digital textile printers linking textile design and production, the opportunity to sell Fiery DFEs to FFPS customers, and the opportunity to expand our presence in the DFE market through the synergy of FFPS technology with existing Fiery products.

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

Fiery Operating Segment

We acquired privately held GD, which is a New York corporation headquartered in New York City on August 14, 2017 for cash consideration of $3.2 million, net of cash acquired, plus an additional potential future cash earnout, which is contingent on achieving certain revenue and operating profit performance targets during a six-month period followed sequentially by a 12-month period. GD provides software to textile and fashion designers for the creation and design of prints and patterns, color matching, and color palette creation and management. GD will be integrated into the Fiery operating segment.

The fair value of the earnout related to the GD acquisition is currently estimated to be $3.6 million at September 30, 2017, by applying the income approach in accordance with ASC 805-30-25-5, Business Combinations. Key assumptions include risk-free discount rate of 2.83% and probability-adjusted revenue and operating profit levels. Probability-adjusted revenue and operating profit are significant inputs that are not observable in the market, which ASC 820-10-35 refers to as a Level 3 inputs. This contingent liability is reflected in our Consolidated Balance Sheet as of September 30, 2017, as a current and noncurrent liability of $1.0 and $2.6 million, respectively, with the first payment due in the third quarter of 2018, if earned. In accordance with ASC 805-30-35-1, changes in the fair value of contingent consideration subsequent to the acquisition date are recognized in general and administrative expenses.

We acquired certain assets comprising the FFPS business from Xerox, a New York corporation headquartered in Norwalk, Connecticut, on January 31, 2017. The FFPS business manufactures and markets the FFPS DFE, which is a DFE that previously competed with our Fiery DFEs and is included in our Fiery operating segment.

We purchased FFPS for cash consideration of $23.9 million consisting of $5.9 million paid at closing, $9.0 million paid in July 2017, and $9.0 million payable in July 2018, which have been discounted at our incremental borrowing rate of 4.98%, resulting in a purchase price of $23.1 million.

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

Valuation Methodologies

Intangible assets acquired consist of customer relationships, the Master Purchasing Agreement (the “Purchasing Agreement”) with Xerox, “take-or-pay” contractual penalty, trade names, existing technologies, and in-process research & development (“IPR&D”). The intangible asset valuation methodologies for each acquisition assume a risk-free discount rate of 4.98% or probability-adjusted discount rates between 13% and 23%.

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

Existing Technologies were valued using the relief from royalty method based on royalty rates for similar technologies. The values of existing technologies are derived from consistent and predictable revenue, including the opportunity to cross-sell to existing customers, and the avoidance of the costs associated with developing the technologies. Revenue related to existing technologies was adjusted in each forecast year to reflect the evolution of the technology and the cost of sustaining research and development required to maintain the technology.

Purchasing Agreement was valued using the excess earnings method, which is an income approach. The Purchasing Agreement entered into with Xerox states that we will be Xerox’s preferred supplier of DFEs provided that we meet quality, cost, delivery, and services requirements. The value of the Purchasing Agreement lies in the generation of a consistent and predictable revenue source without incurring the costs normally required to acquire the Purchasing Agreement. The Purchasing Agreement was valued by estimating the revenue attributable to the Purchasing Agreement and probability-weighting each forecast year to reflect the uncertainty of maintaining the existing relationship with Xerox beyond the initial five-year term of the agreement.

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

IPR&D was valued using the relief from royalty method by estimating the cost to develop purchased IPR&D into commercially viable products, estimating the net cash flows resulting from the sale of those products, and discounting the net cash flows back to their present value. FFPS project schedules were 63% complete as of the acquisition date and have been completed as of September 30, 2017, based on management’s estimate that technical and commercial feasibility has been achieved. IPR&D is subject to amortization after product completion over the product life or otherwise assessed for impairment in accordance with acquisition accounting guidance. Additional costs incurred to complete IPR&D after the acquisition were expensed.

The preliminary allocation of the purchase price to the assets acquired and liabilities assumed (in thousands) with respect to these acquisitions at their respective acquisition dates is summarized as follows:

	Fiery				Productivity Software
	FFPS		GD		CRC
	Weighted average useful life	Purchase Price Allocation	Weighted average useful life	Purchase Price Allocation	Weighted average useful life	Purchase Price Allocation
Purchasing agreement	10 years	$9,330	—	$—	—	$—
Take-or-pay contract	4 years	9,000	—	—	—	—
Customer relationships	—	—	8 years	3,030	9 years	3,580
Existing technology	2 years	2,570	5 years	890	4 years	540
Trade names	5 years	1,020	5 years	290	4 years	180
IPR&D	less than one year	70	—	—	—	—
Backlog	—	—	—	—	less than one year	4
Goodwill	—	6,236	—	3,012	—	4,595

		28,226		$7,222		$8,899
Net tangible assets (liabilities)		(5,092)		(298)		(1,299)

Total purchase price		$23,134		$6,924		$7,600

Pro forma results of operations have not been presented because they are not material to our Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and 2016. Goodwill, which represents the excess of the purchase price over the net tangible and intangible assets acquired, that was generated by our acquisition of CRC is not deductible for tax purposes. Goodwill that was generated by our acquisitions of GD and FFPS is deductible for tax purposes.

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

Our available-for-sale short-term investments as of September 30, 2017, and December 31, 2016, are as follows (in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
September 30, 2017
U.S. Government and sponsored entities	$65,345	$2	$(358)	$64,989
Corporate debt securities	138,399	152	(200)	138,351
Municipal government	1,047	—	(1)	1,046
Asset-backed securities	12,823	47	(21)	12,849
Mortgage-backed securities – residential	689	1	(2)	688

Total short-term investments	$218,303	$202	$(582)	$217,923

December 31, 2016
U.S. Government and sponsored entities	$70,893	$49	$(348)	$70,594
Corporate debt securities	198,166	102	(621)	197,647
Municipal government	1,278	—	(1)	1,277
Asset-backed securities	24,233	79	(17)	24,295
Mortgage-backed securities – residential	1,615	3	(3)	1,615

Total short-term investments	$296,185	$233	$(990)	$295,428

The fair value and duration that investments, including cash equivalents, have been in a gross unrealized loss position as of September 30, 2017, and December 31, 2016 are as follows (in thousands):

	Less than 12 Months		More than 12 Months		TOTAL
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2017
U.S. Government and sponsored entities	$45,777	$(158)	$18,040	$(199)	$63,817	$(357)
Corporate debt securities	57,158	(138)	21,315	(63)	78,473	(201)
Municipal government	379	(1)	—	—	379	(1)
Asset-backed securities	11,959	(20)	805	(1)	12,764	(21)
Mortgage-backed securities – residential	351	(2)	11	—	362	(2)

Total	$115,624	$(319)	$40,171	$(263)	$155,795	$(582)

December 31, 2016
U.S. Government and sponsored entities	$39,810	$(348)	$—	$—	$39,810	$(348)
Corporate debt securities	133,382	(581)	13,158	(40)	146,540	(621)
Municipal government	1,268	(1)	—	—	1,268	(1)
Asset-backed securities	4,540	(7)	4,611	(10)	9,151	(17)
Mortgage-backed securities – residential	428	(1)	153	(2)	581	(3)

Total	$179,428	$(938)	$17,922	$(52)	$197,350	$(990)

For fixed income securities that have unrealized losses as of September 30, 2017, we have determined that we do not have the intent to sell any of these investments and it is not more likely than not that we will be required to sell any of these investments before recovery of the entire amortized cost basis. We have evaluated these fixed income securities and determined that no credit losses exist. Accordingly, management has determined that the unrealized losses on our fixed income securities as of September 30, 2017, were temporary in nature.

Amortized cost and estimated fair value of investments as of September 30, 2017, are summarized by maturity date as follows (in thousands):

	Amortized cost	Fair value
Mature in less than one year	$56,677	$56,646
Mature in one to three years	161,626	161,277

Total short-term investments	$218,303	$217,923

Net realized gains of less than $0.1 and $0.2 million from sales of investments were recognized in interest income and other income, net, during the three and nine months ended September 30, 2017, respectively. Net realized gains of $0.1 and $0.3 million from sales of investments were recognized in interest income and other income, net, during the three and nine months ended September 30, 2016, respectively. Net unrealized losses of $0.4 and $0.8 million were included in OCI in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2017, and December 31, 2016, respectively.

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

Our investments and liabilities measured at fair value have been presented in accordance with the fair value hierarchy specified in ASC 820 as of September 30, 2017, and December 31, 2016 in order of liquidity as follows (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
September 30, 2017
Assets:
Money market funds	$24,426	$24,426	$—	$—
U.S. Government and sponsored entities	64,989	38,966	26,023	—
Corporate debt securities	138,351	—	138,351	—
Municipal government	1,046	—	1,046	—
Asset-backed securities	12,849	—	12,795	54
Mortgage-backed securities – residential	687	—	687	—

	$242,348	$63,392	$178,902	$54

Liabilities:
Contingent consideration, current and noncurrent	$53,520	$—	$—	$53,520
Self-insurance	935	—	—	935

	$54,455	$—	$—	$54,455

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)

December 31, 2016
Assets:
Money market funds	$23,575	$23,575	$—	$—
U.S. Government and sponsored entities	70,594	51,870	18,724	—
Corporate debt securities	197,647	—	197,647	—
Municipal government	1,277	—	1,277	—
Asset-backed securities	24,295	—	24,228	67
Mortgage-backed securities – residential	1,615	—	1,615	—

	$319,003	$75,445	$243,491	$67

Liabilities:
Contingent consideration, current and noncurrent	$56,463	$—	$—	$56,463
Self-insurance	1,542	—	—	1,542

	$58,005	$—	$—	$58,005

Money market funds consist of $24.4 and $23.6 million, which have been classified as cash equivalents as of September 30, 2017, and December 31, 2016, respectively.

Investments are generally classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices or alternative pricing sources with reasonable levels of price transparency. Investments in U.S. Treasury obligations and overnight money market mutual funds have been classified as Level 1 because these securities are valued based on quoted prices in active markets or are actively traded at $1.00 Net Asset Value. There have been no transfers between Level 1 and 2 during the nine months ended September 30, 2017 and 2016.

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

Liabilities for Contingent Consideration

Acquisition-related liabilities for contingent consideration (i.e., earnouts) are related to the purchase business combinations of GD in 2017; Optitex Ltd. (“Optitex”) and Rialco Limited (“Rialco”) in 2016; Shuttleworth Business Systems Limited and CDM Solutions Limited (collectively, “Shuttleworth”), CTI, and Reggiani in 2015; DiMS! organizing print BV (“DIMS”), DirectSmile GmbH (“DirectSmile”), and SmartLinc, Inc. (“SmartLinc”) in 2014; Outback Software Pty. Ltd. doing business as Metrix Software (“Metrix”) and PrintLeader Software (“PrintLeader”) in 2013.

The fair value of these earnouts is estimated to be $53.5 and $56.5 million as of September 30, 2017, and December 31, 2016, respectively, by applying the income approach in accordance with ASC 805-30-25-5. Key assumptions include risk-free discount rates between 0.6% and 4.98% (Monte Carlo valuation method) and discount rates between 4.7% and 6.0% (probability-adjusted method), as well as probability-adjusted revenue and earnings before interest and taxes (“EBIT”) levels. Probability-adjusted revenue, gross profit, operating profit, and EBIT are significant inputs that are not observable in the market, which ASC 820-10-35 refers to as Level 3 inputs. These contingent liabilities have been reflected in the Condensed Consolidated Balance Sheet as of September 30, 2017, as current and noncurrent liabilities of $29.6 and $23.9 million, respectively.

The fair value of contingent consideration increased by $2.2 million, including $1.2 million of earnout interest accretion related to all acquisitions during the nine months ended September 30, 2017. The Optitex and CTI earnout performance probabilities increased while the Shuttleworth earnout performance probability decreased in 2017. The fair value of contingent consideration increased by $6.8 million, including $2.7 million of earnout interest accretion related to all acquisitions during the year ended December 31, 2016. The Rialco, Optitex, Reggiani, DirectSmile, and CTI earnout performance probabilities increased while the DIMS and Shuttleworth earnout performance probabilities decreased or were not achieved in 2016. In accordance with ASC 805-30-35-1, changes in the fair value of contingent consideration subsequent to the acquisition date have been recognized in general and administrative expense.

Earnout payments and settlements during the nine months ended September 30, 2017 of $8.9, $1.3, and $1.2 million are primarily related to the previously accrued Reggiani, Rialco, and Shuttleworth contingent consideration liabilities, respectively. Earnout payments during the year ended December 31, 2016 of $23.8, $3.6, $0.4, and $0.2 million are primarily related to the previously accrued Reggiani, DirectSmile, SmartLinc, and Metrix contingent consideration liabilities, respectively.

Changes in the fair value of contingent consideration are summarized as follows (in thousands):

Fair value of contingent consideration at January 1, 2016	$54,796

Fair value of Rialco contingent consideration at March 1, 2016	2,109
Fair value of Optitex contingent consideration at June 16, 2016	22,300
Changes in valuation	6,813
Payments	(28,111)
Foreign currency adjustment	(1,444)

Fair value of contingent consideration at December 31, 2016	$56,463

Fair value of GD contingent consideration at August 14, 2017	$3,600
Changes in valuation	$2,187
Payments and settlements	(11,559)
Foreign currency adjustment	2,829

Fair value of contingent consideration at September 30, 2017	$53,520

Since the primary inputs to the fair value measurement of contingent consideration liability are the discount rate and probability-adjusted revenue, we reviewed the sensitivity of the fair value measurement to changes in these inputs. We assessed the probability of achieving the revenue performance targets for contingent consideration associated with each acquisition at percentage levels between 60% and 100% as of each respective acquisition date based on an assessment of the historical performance of each acquired entity, our current expectations of future performance, and other relevant factors. A change in probability-adjusted revenue of five percentage points from the level assumed in the current valuations would result in an increase in the fair value of contingent consideration of $1.7 million or a decrease in the fair value of contingent consideration of $2.8 million, resulting in a corresponding adjustment to general and administrative expense. A change in the discount rate of one percentage point would result in an increase in the fair value of contingent consideration of $0.4 million or a decrease of $0.5 million. The potential undiscounted amount of future contingent consideration cash payments that we could be required to make related to our business acquisitions, beyond amounts currently accrued, is $13.5 million as of September 30, 2017.

Fair Value of Derivative Instruments

We utilize the income approach to measure the fair value of our derivative assets and liabilities. The income approach uses pricing models that rely on market observable inputs such as yield curves, currency exchange rates, and forward prices, and are therefore classified as Level 2 measurements. The notional amount of our derivative assets and liabilities was $191.8 and $161.8 million as of September 30, 2017 and December 31, 2016, respectively. The fair value of our derivative assets and liabilities that were designated for cash flow hedge accounting treatment having notional amounts of $3.8 and $3.2 million as of September 30, 2017 and December 31, 2016, respectively, was not material.

Fair Value of Convertible Senior Notes

In September 2014, we issued $345 million aggregate principal amount of our Notes. The Notes are carried at their original issuance value, net of unamortized debt discount, and are not marked to market each period. The fair value of the Notes as of September 30, 2017 was approximately $360.9 million and was considered a Level 2 fair value measurement. Fair value was estimated based upon actual quotations obtained at the end of the reporting period or the most recent date available. A substantial portion of the market value of our Notes in excess of the outstanding principal amount relates to the conversion premium.

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

The initial conversion rate is 18.9667 shares of common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $52.72 per share of common stock. Upon conversion of the Notes, holders will receive cash, shares of common stock or a combination thereof, at our election. Our intent is to settle the principal amount of the Notes in cash upon conversion. If the conversion value exceeds the principal amount, we would deliver shares of our common stock for our conversion obligation in excess of the aggregate principal amount. As of September 30, 2017, none of the conditions listed below allowing holders of the Notes to convert had been met.

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

The Notes consist of the following as of September 30, 2017, and December 31, 2016 (in thousands):

	September 30, 2017	December 31, 2016
Liability component	$345,000	$345,000
Debt discount, net of amortization	(26,488)	(36,115)
Debt issuance costs, net of amortization	(3,258)	(4,401)

Net carrying amount	$315,255	$304,484

Equity component	$63,643	$63,643
Less: debt issuance costs allocated to equity	(1,582)	(1,582)

Net carrying amount	$62,061	$62,061

Interest expense recognized related to the Notes during the three and nine months ended September 30, 2017 and 2016 was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
0.75% coupon	$647	$654	$1,933	$1,941
Amortization of debt issuance costs	388	373	1,144	1,092
Amortization of debt discount	3,265	3,126	9,627	9,152

	$4,300	$4,153	$12,704	$12,185

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

7. Income taxes

We recognized tax provisions of $0.8 million on pretax net income of $4.2 and $11.8 million during the three and nine months ended September 30, 2017, respectively. We recognized tax benefits of $11.8 and $9.0 million on pretax net income of $5.8 and $16.0 million during the three and nine months ended September 30, 2016, respectively. The provisions for income taxes before discrete items reflected in the table below were $1.9 and $4.5 million during the three and nine months ended September 30, 2017, respectively, and $3.3 and $6.1 million during the three and nine months ended September 30, 2016, respectively. The decrease in the provisions for income taxes before discrete items for the three and nine months ended September 30, 2017, compared with the same periods in the prior year, is primarily due to decreased profitability before income taxes.

Primary differences between our provision for income taxes before discrete items and the income tax provision at the U.S. statutory rate of 35% include lower taxes on permanently reinvested foreign earnings, the tax effects of stock-based compensation expense pursuant to ASC 718-740, Stock Compensation – Income Taxes, which are non-deductible for tax purposes, and tax benefits from significantly lower reversal of uncertain tax positions in 2017 as compared to those recorded in 2016.

Our tax provisions before discrete items are reconciled to our recorded benefits for income taxes during the three and nine months ended September 30, 2017 and 2016 as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Provision for income taxes before discrete items	$1.9	$3.3	$4.5	$6.1
Interest related to unrecognized tax benefits	—	—	0.1	0.3
Reassessment of taxes upon filing tax returns	0.3	(0.2)	0.4	(0.2)
Provision (benefit) related to stock based compensation, including ESPP dispositions	0.4	(1.4)	(1.9)	(1.7)
Benefit from reassessment of taxes upon foreign statutory tax rate change	—	—	(0.5)	—
Benefit from reversals of uncertain tax positions due to statute of limitation expirations	(1.8)	(13.5)	(1.8)	(13.5)

Benefit from income taxes	$0.8	$(11.8)	$0.8	$(9.0)

As of September 30, 2017, and December 31, 2016, gross unrecognized benefits that would affect the effective tax rate if recognized were $32.3 and $32.0 million, respectively. Over the next twelve months, our existing tax positions will continue to generate increased liabilities for unrecognized tax benefits. It is reasonably possible that our gross unrecognized tax benefits will decrease up to $5.0 million in the next twelve months primarily due to the lapse of the statute of limitations for federal and state tax purposes. These adjustments, if recognized, would positively impact our effective tax rate, and would be recognized as additional tax benefits in our Condensed Consolidated Statements of Operations.

In accordance with ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, Similar Tax Loss, or Tax Credit Carryforward Exists, $19.9 million of gross unrecognized tax benefits were offset against deferred tax assets as of September 30, 2017, and the remaining $12.4 million has been recorded as noncurrent income taxes payable.

We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of September 30, 2017 and December 31, 2016, we have accrued $0.6 and $0.5 million, respectively, for potential payments of interest and penalties.

We are subject to examination by the Internal Revenue Service (“IRS”) for the 2014-2015 tax years, state tax jurisdictions for the 2012-2015 tax years, the Netherlands tax authority for the 2012-2015 tax years, the Spanish tax authority for the 2013-2016 tax years, the Israel tax authority for the 2011-2015 tax years, and the Italian tax authority for the 2012-2015 tax years.

8. Commitments and Contingencies

Contingent Consideration

We are required to make payments to the former stockholders of acquired companies based on the achievement of specified performance targets as more fully explained in Note 5 – Investments and Fair Value Measurements.

Lease Commitments and Contractual Obligations

As of September 30, 2017, we have leased certain of our current facilities under noncancellable operating lease agreements. We are required to pay property taxes, insurance, and nominal maintenance costs for certain of these facilities and any increases over the base year of these expenses on the remainder of our facilities.

Assets Held for Sale

In 2016, management approved a plan to sell approximately 5.6 acres and the office building located at 1340 Corporate Center Curve, Eagan, Minnesota, consisting of 43,682 square feet, and the related fixed assets were classified as held for sale. On April 13, 2017, we entered into an agreement under which we agreed to sell the office building and related land, subject to completion of a 150-day due diligence period, which expired without the transaction closing on September 7, 2017. Accordingly, assets previously recorded as held for sale of $3.8 million, which consisted of $2.9 million net book value of the facility and $0.9 million of related land as of December 31, 2016, have been classified as assets held for use within property and equipment, net, in our Condensed Consolidated Balance Sheet as of September 30, 2017.

Off-Balance Sheet Financing – Lease Arrangements

On August 26, 2016, we entered into a lease agreement and have accounted for a lease term of 48.5 years, inclusive of two renewal options of 5.0 and 3.5 years, with the City of Manchester to lease 16.9 acres adjacent to the Manchester Regional Airport. The land is subleased to Bank of Tokyo – Mitsubishi UFJ Leasing & Finance LLC (“BTMU”) during the term of the lease related to the manufacturing facility that is being constructed on the site, which is described below. Minimum lease payments are $13.1 million during the 48.5 year term of the land lease, excluding four months of the land lease that are financed into the manufacturing facility lease.

On August 26, 2016, we entered into a six-year lease with BTMU whereby a 225,000 square foot manufacturing and warehouse facility is under construction related to our super-wide format industrial digital inkjet printer business in the Industrial Inkjet operating segment at a projected cost of $40 million and a construction period of 18 months. Minimum lease payments during the initial six-year term are $1.8 million. Upon completion of the initial six-year term, we have the option to renew the lease, purchase the facility, or return the facility to BTMU subject to an 89% residual value guarantee under which we would recognize additional rent expense in the form of a variable rent payment. We have assessed our exposure in relation to the residual value guarantee and believe that there is no deficiency to the guaranteed value with respect to funds expended by BTMU as of September 30, 2017. We are treated as the owner of the facility for federal income tax purposes.

The funds pledged under the lease represent 115% of the total expenditures made by BTMU through September 30, 2017. The funds are invested in $20.9 and $6.8 million of U.S. government securities and cash equivalents, respectively, with a third party trustee and will be restricted during the construction period. Upon completion of construction, the funds will be released as cash and cash equivalents. The portion of released funds that represents 100% of the total expenditures made by BTMU will be deposited with BTMU and restricted as collateral until the end of the underlying lease period.

The funds pledged as collateral are invested in U.S. government securities and cash equivalents as of September 30, 2017, and are classified as Level 1 in the fair value hierarchy as more fully defined in Note 5 – Investments and Fair Value Measurements. Net unrealized gains of less than $0.1 million were included in OCI in the accompanying Condensed Consolidated Balance Sheet as of September 30, 2017.

We have determined that the lease agreement does not qualify as a variable interest entity under ASC 810-10, Consolidation, and as such, we are not required to consolidate the VIE in our condensed consolidated financial statements.

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

As of September 30, 2017, we are subject to the matters discussed below:

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

At this time, we do not believe it is probable that we will incur a material loss in this matter. However, it is reasonably possible that our financial statements could be materially affected by an unfavorable resolution of this matter. Because this matter is in the preliminary stages, we are not yet in a position to estimate the amount or range of reasonably possible loss that may be incurred.

Purported Derivative Shareholder Lawsuits

On August 22, 2017, a purported derivative shareholder complaint was filed in the Superior Court of the State of California for the County of Alameda captioned Schiffmiller v. Gecht, No. RG17873197. The complaint makes claims derivatively and on behalf of the Company as nominal defendant against the Company’s named executive officers and directors for alleged breaches of fiduciary duties and unjust enrichment, and alleges, among other things, that statements by the Company and its officers about the Company’s financial reporting, revenue recognition, internal controls, and disclosure controls and procedures were false or misleading. The complaint alleges the Company has suffered damage as a result of the individual defendants’ alleged actions, and seeks an unspecified amount of damages, restitution, and declaratory and other relief. The derivative action has been stayed pending the resolution of the Pipitone class action described above.

At this time, we do not believe it is probable that we will incur a material loss in this matter. However, it is reasonably possible that our financial statements could be materially affected by an unfavorable resolution of this matter. Because this matter has been stayed pending resolution of the Pipitone class action described above, we are not yet in a position to estimate the amount or range of reasonably possible loss that may be incurred.

Other Matters

As of September 30, 2017, we were subject to various other claims, lawsuits, investigations, and proceedings in addition to the matter discussed above. There is at least a reasonable possibility that additional losses may be incurred in excess of the amounts that we have accrued. However, we believe that these claims are not material to our financial statements or the range of reasonably possible losses is not reasonably estimable. Litigation is inherently unpredictable, and while we believe that we have valid defenses with respect to legal matters pending against us, our financial statements could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies or because of the diversion of management’s attention and the incurrence of significant expenses.

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

We classify our revenue, operating segment profit (i.e., gross profit), assets, and liabilities in accordance with our operating segments as follows:

Industrial Inkjet, which consists of our VUTEk and Matan super-wide and wide format display graphics, Reggiani textile, Jetrion label and packaging, Nozomi corrugated packaging, and Cretaprint ceramic tile decoration and construction material industrial digital inkjet printers; digital ultra-violet (“UV”) curable, light-emitting diode (“LED”) curable, ceramic, water-based, and thermoforming ink, as well as a variety of textile ink including dye sublimation, pigmented, reactive dye, acid dye, pure disperse dye, and water-based dispersed printing ink; digital inkjet printer parts; and professional services. Printing surfaces include paper, vinyl, corrugated, textile, glass, plastic, aluminum composite, ceramic tile, wood, and many other flexible and rigid substrates.

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

Fiery, which consists of DFEs, including the recently acquired FFPS DFE from Xerox, that transform digital copiers and printers into high performance networked printing devices for the office, industrial, and commercial printing markets. This operating segment is comprised of (i) stand-alone DFEs connected to digital printers, copiers, and other peripheral devices, (ii) embedded DFEs and design-licensed solutions used in digital copiers and multi-functional devices, (iii) optional software integrated into our DFE solutions such as Fiery Central, Generation Digital, and Graphics Arts Package, (iv) Fiery Self Serve, our self-service and payment solution, and (v) stand-alone software-based solutions such as our proofing solutions.

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

Operating segment profit (i.e., gross profit), excluding stock-based compensation expense, during the three and nine months ended September 30, 2017 and 2016 is summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Industrial Inkjet
Revenue	$142,930	$143,004	$407,886	$408,926
Gross profit	53,392	50,433	154,972	141,927
Gross profit percentages	37.4%	35.3%	38.0%	34.7%
Productivity Software
Revenue	$37,171	$39,663	$111,292	$108,554
Gross profit	26,667	30,041	81,431	80,961
Gross profit percentages	71.7%	75.7%	73.2%	74.6%
Fiery
Revenue	$68,258	$62,908	$204,919	$207,878
Gross profit	47,885	45,362	143,821	147,938
Gross profit percentages	70.2%	72.1%	70.2%	71.2%

Operating segment profit (i.e., gross profit) is reconciled to our Condensed Consolidated Statements of Operations during the three and nine months ended September 30, 2017 and 2016 as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
Segment gross profit	$127,944	$125,836	$380,224	$370,826
Stock-based compensation expense	(486)	(642)	(1,985)	(1,873)
Other items excluded from segment profit	—	—	—	(315)

Gross profit	$127,458	$125,194	$378,239	$368,638

The Fiery gross profit percentage is impacted by less than $0.1 and $1.3 million during the three and nine months ended September 30, 2017, respectively, charged to cost of revenue, which reflects the cost of manufacturing plus a portion of the expected profit margin related to the acquired FFPS inventories. Inventory acquired in the acquisition of FFPS is required to be recorded at fair value rather than historical cost in accordance with ASC 805. This amount is not included in the financial information regularly reviewed by the CODM as this acquisition-related charge is not indicative of the gross margin trends in the FFPS business. Excluding this charge, the Fiery gross profit percentage would be 70.3% and 70.8% for the three and nine months ended September 30, 2017, respectively.

Tangible and intangible assets, net of liabilities, are summarized by operating segment as follows (in thousands):

September 30, 2017	Industrial Inkjet	Productivity Software	Fiery	Corporate and Unallocated Net Assets	Total
Goodwill	$149,353	$164,525	$73,123	$—	$387,001
Identified intangible assets, net	72,290	32,294	21,983	—	126,567
Tangible assets, net of liabilities	219,554	(35,624)	11,833	129,341	325,104

Net tangible and intangible assets	$441,197	$161,195	$106,939	$129,341	$838,672

December 31, 2016
Goodwill	$141,068	$155,475	$63,298	$—	$359,841
Identified intangible assets, net	84,465	38,440	92	—	122,997
Tangible assets, net of liabilities	153,699	(27,646)	33,966	183,158	343,177

Net tangible and intangible assets	$379,232	$166,269	$97,356	$183,158	$826,015

Corporate and unallocated assets consist of cash and cash equivalents, short-term investments, restricted investments and cash equivalents, corporate headquarters facility, convertible notes, imputed financing obligation, income taxes receivable, and income taxes payable.

Geographic Regions

Our revenue originates in the U.S., China, the Netherlands, Germany, Italy, France, the U.K., Spain, Israel, Brazil, India, Australia, and New Zealand. We report revenue by geographic region based on ship-to destination. Shipments to some of our significant printer manufacturer/distributor customers are made to centralized purchasing and manufacturing locations, which in turn sell through to other locations. As a result of these factors, we believe that sales to certain geographic locations might be higher or lower, as the ultimate destinations are difficult to ascertain.

Our revenue by ship-to destination during the three and nine months ended September 30, 2017 and 2016 was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Americas	$129,488	$128,252	$353,397	$363,977
Europe, Middle East and Africa (“EMEA”)	85,089	85,009	274,635	264,469
Asia Pacific (“APAC”)	33,782	32,314	96,065	96,912

Total revenue	$248,359	$245,575	$724,097	$725,358

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

Our exposures are primarily related to non-U.S. dollar-denominated revenue in Europe, the U.K., Latin America, China, Israel, Australia, New Zealand, and Canada, and to non-U.S. dollar-denominated operating expenses in Europe, India, Japan, the U.K., China, Israel, Brazil, and Australia. We hedge our operating expense cash flow exposure in Indian rupees. We hedge balance sheet remeasurement exposure associated with British pound sterling, Brazilian real, Israeli shekel, Japanese yen, Chinese renminbi, and Euro-denominated intercompany balances; Brazilian real, British pound sterling, Australian dollar, Canadian dollar, Israeli shekel, and Euro-denominated trade receivables; and British pound sterling, Indian rupee, Israeli shekel, Canadian dollar, and Euro-denominated net monetary assets.

By their nature, derivative instruments involve, to varying degrees, elements of market and credit risk. The market risk associated with these instruments resulting from currency exchange movement is expected to offset the market risk of the underlying transactions, assets, and liabilities being hedged (i.e., operating expense exposure in Indian rupees; the collection of trade receivables denominated in currencies other than their respective reporting entity’s functional currency, and the settlement of intercompany balances denominated in currencies other than their functional currency). Under our master netting agreements with our foreign currency derivative counterparties, we are allowed to net transactions of the same currency with a single net amount payable by one party to the other. The derivatives held by us are not subject to any credit contingent features negotiated with these counterparties. We are not required to pledge cash collateral related to these foreign currency derivative contracts. We do not believe there is significant risk of loss from non-performance by the counterparty associated with these instruments because, by policy, we deal with counterparties having a minimum investment grade or better credit rating. Credit risk is managed through the continuous monitoring of exposures to such counterparties.

Cash Flow Hedges

Foreign currency derivative contracts with notional amounts of $3.8 million and $3.2 million have been designated as cash flow hedges of our Indian rupee operating expense exposure at September 30, 2017 and December 31, 2016, respectively. The fair value of the net assets (liabilities) related to these cash flow hedges are not material. The changes in fair value of these contracts are reported as a component of OCI and reclassified to operating expense in the periods of payment of the hedged operating expenses. The amount of ineffectiveness that was recorded in the Condensed Consolidated Statements of Operations for these designated cash flow hedges was immaterial. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.

Balance Sheet Hedges

Forward contracts not designated for hedge accounting treatment with notional amounts of $188.0 and $158.7 million are used to hedge foreign currency balance sheet exposures at September 30, 2017 and December 31, 2016, respectively. They are not designated for hedge accounting treatment since there is a natural offset for the remeasurement of the underlying foreign currency denominated asset or liability. We recognize changes in the fair value of non-designated derivative instruments in earnings in the period of change. Gains and losses on foreign currency forward contracts used to hedge balance sheet exposures are recognized in interest income and other income, net, in the same period as the remeasurement gain or loss of the related foreign currency denominated assets and liabilities. Forward contracts not designated for hedge accounting treatment consist of hedges of British pound sterling, Brazilian real, Israeli shekel, Japanese yen, Chinese renminbi, and Euro-denominated intercompany balances with notional amounts of $99.6 and $90.7 million; hedges of Brazilian real, British pound sterling, Australian dollar, Canadian dollar, Israeli shekel, and Euro-denominated trade receivables with notional amounts of $46.5 and $39.8 million; and hedges of British pounds sterling, Indian rupee, Israeli shekel, Canadian dollar, and Euro-denominated other net monetary assets with notional amounts of $41.9 and $28.2 million at September 30, 2017 and December 31, 2016, respectively.

11. Restructuring and Other

During the three and nine months ended September 30, 2017 and 2016, cost reduction actions were taken to lower our operating expense run rate as we analyze and re-align our cost structure following our business acquisitions. These charges primarily relate to integrating recently acquired businesses, consolidating facilities, and lowering our operating expense run rate. Restructuring and other consists primarily of restructuring, severance, retention, facility downsizing and relocation, and acquisition integration expenses. Our restructuring and other plans are accounted for in accordance with ASC 420, Exit or Disposal Cost Obligations, ASC 712, Compensation – Non-Retirement Postemployment Benefits, and ASC 820.

Restructuring and other costs were $0.8 and $5.4 million during the three and nine months ended September 30, 2017, respectively, and $1.3 and $5.7 million during the three and nine months ended September 30, 2016, respectively. Restructuring and other costs include severance charges of $0.3 and $3.8 million related to reductions in head count of 15 and 128 during the three and nine months ended September 30, 2017, respectively, and $0.6 and $3.7 million related to reduction in head count of 16 and 114 during the three and nine months ended September 30, 2016, respectively. Severance costs include severance payments, related employee benefits, outplacement fees, and employee relocation costs.

Facilities relocation and downsizing expenses were $0.4 and $0.6 million during the three and nine months ended September 30, 2017, respectively, and $0.1 and $0.6 million during the three and nine months ended September 30, 2016, primarily related to the relocation of certain administrative locations due to reduced space requirements. Integration expenses of $0.2 and $1.0 million during the three and nine months ended September 30, 2017, respectively, and $0.6 and $1.5 million during the three and nine months ended September 30, 2016, respectively, were required to integrate our business acquisitions.

Restructuring and other reserve activities during the nine months ended September 30, 2017 and 2016 are summarized as follows (in thousands):

	2017	2016
Reserve balance at January 1,	$1,824	$3,019
Restructuring charges	4,101	2,878
Other charges	1,321	2,856
Non-cash restructuring and other	(182)	(403)
Cash payments	(4,720)	(6,174)

Reserve balance at September 30,	$2,344	$2,176

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

Stock-based compensation expense related to stock options, ESPP purchase rights, and RSUs during the three and nine months ended September 30, 2017 and 2016 is summarized as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Stock-based compensation expense by type of award:
RSUs	$3,545	$7,979	$18,875	$24,931
ESPP purchase rights	1,103	574	3,666	1,932
Employee stock options	—	—	—	79

Total stock-based compensation	4,648	8,553	22,541	26,942
Income tax benefit	(1,525)	(3,649)	(6,929)	(7,895)

Stock-based compensation expense, net of tax	$3,123	$4,904	$15,612	$19,047

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

Stock options were not granted during the three and nine months ended September 30, 2017 and 2016. The estimated weighted average fair value per share of ESPP purchase rights issued and the underlying weighted average assumptions for the three and nine months ended September 30, 2017 and 2016 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Weighted average fair value per share	$13.14	$12.00	$12.09	$10.69
Expected volatility	25% - 28%	26% - 32%	24% - 28%	22% - 32%
Risk-free interest rate	1.2% - 1.3%	0.4% - 0.7%	0.7% - 1.3%	0.4% - 0.8%
Expected term (in years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0

Stock options outstanding and exercisable, including performance-based and market-based options, as of September 30, 2017, and activity during the nine months ended September 30, 2017 are summarized below (in thousands, except weighted average exercise price and remaining contractual term):

	Shares outstanding	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Options outstanding at January 1, 2017	315	$13.86
Options exercised	(140)	12.22

Options outstanding at September 30, 2017	175	$15.18	1.32	$4,812

Options vested and expected to vest at September 30, 2017	175	$15.18	1.32	$4,812

Options exercisable at September 30, 2017	175	$15.18	1.32	$4,812

Aggregate intrinsic value for stock options represents the difference between the closing price per share of our common stock on the last trading day of the fiscal period and the option exercise price multiplied by the number of in-the-money stock options outstanding, vested and expected to vest, and exercisable at September 30, 2017.

Non-vested RSUs as of September 30, 2017, and activity during the nine months ended September 30, 2017 are summarized below (shares in thousands):

	Time-based		Performance-based		Market-based		Total
	Shares	Weighted average grant date fair value	Shares	Weighted average grant date fair value	Shares	Weighted average grant date fair value	Shares	Weighted average grant date fair value
Non-vested at January 1, 2017	795	$43.79	1,265	$42.64	23	$33.16	2,083	$43.34
Granted	120	45.98	371	46.93	—	—	491	46.70
Vested	(417)	43.88	(276)	40.83	—	—	(693)	42.66
Forfeited	(49)	43.72	(437)	41.29	—	—	(486)	41.53

Non-vested at September 30, 2017	449	$44.30	923	$45.55	23	$33.16	1,395	$45.49

Vested RSUs

Performance-based RSUs that vested based on financial results are included in “Vested RSUs” in the table above in the period that the performance and related service criteria were met. The grant date fair value of RSUs vested during the nine months ended September 30, 2017 was $29.6 million. The aggregate intrinsic value at September 30, 2017 for RSUs expected to vest was $34.1 million and the remaining weighted average vesting period was 1.0 year. Aggregate intrinsic value for RSUs vested and expected to vest represents the closing price per share of our common stock on the last trading day of the fiscal period, multiplied by the number of RSUs vested and expected to vest as of September 30, 2017. RSUs expected to vest represent time-based RSUs unvested and outstanding at September 30, 2017, and performance-based RSUs for which the requisite service period has not been rendered, but are expected to vest based on the achievement of performance conditions.

Performance-based and Market-based RSUs and Stock Options

Performance-based stock options, market-based RSUs, and market-based stock options were not granted during the nine months ended September 30, 2017 and 2016. We use the BSM option pricing model to value performance-based RSUs. The weighted average grant date fair value per share of performance-based RSUs granted and the assumptions used to estimate grant date fair value during the nine months ended September 30, 2017 and 2016 are as follows:

	Performance-based
	RSUs
	Short-term	Long-term
Nine months ended September 30, 2017 Grants
Grant date fair value per share	$47.23	$45.96
Service period (years)	1.0	2.0 - 3.0

Nine months ended September 30, 2016 Grants
Grant date fair value per share	$39.79	$45.62
Service period (years)	1.0	2.0 - 3.0

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

13. Common Stock Repurchase Programs

On November 9, 2015, the board of directors approved the repurchase of $150 million of outstanding common stock commencing January 1, 2016. On September 11, 2017, the board of directors approved the repurchase of an additional $125 million for our share repurchase program commencing September 11, 2017. At that time, $28.8 million remained available for repurchase under the 2015 authorization. The 2017 authorization thereby increased the repurchase authorization to $153.8 million of our common stock. This authorization expires December 31, 2018. Under this publicly announced plan, we repurchased 0.3 and 1.0 million shares for an aggregate purchase price of $12.5 and $47.0 million during the three and nine months ended September 30, 2017, respectively. We repurchased 0.4 and 1.4 million shares for an aggregate purchase price of $18.0 and $57.7 million during the nine months ended September 30, 2016, respectively.

Our employees have the option to surrender shares of common stock to satisfy their tax withholding obligations that arise on the vesting of RSUs. In connection with stock option exercises, certain employees can surrender shares to satisfy the exercise price of certain stock options and any tax withholding obligations incurred in connection with such exercises. Employees surrendered less than 0.1 and 0.2 million shares for an aggregate purchase price of $3.1 and $10.0 million during the three and nine months ended September 30, 2017, respectively, and less than 0.1 and 0.2 million shares for an aggregate purchase price of $3.4 and $7.6 million during the three and nine months ended September 30, 2016, respectively.

These repurchased shares reduce shares outstanding and are recorded as treasury stock under the cost method thereby reducing stockholders’ equity by the cost of the repurchased shares. Our repurchase program is limited by SEC regulations and is subject to compliance with our insider trading policy.

14. Accounts Receivable

Financing Receivables

ASC 310, Receivables, requires disclosure regarding the credit quality of our financing receivables and allowance for credit losses including disclosure of credit quality indicators, past due information, and modifications of our financing receivables. Our financing receivables of $30.7 and $31.0 million consisted of $17.6 and $17.8 million of sales-type lease receivables, included within other current assets and other assets at September 30, 2017 and December 31, 2016, respectively, and $13.1 and $13.2 million of trade receivables having an original contractual maturity in excess of one year, included within accounts receivable, net of allowance, at September 30, 2017 and December 31, 2016, respectively. The trade receivables of $13.1 and $13.2 million having an original total contractual maturity in excess of one year at September 30, 2017 and December 31, 2016, include $5.7 and $7.1 million, respectively, which are scheduled to be received in less than one year. The credit quality of financing receivables is evaluated on the same basis as trade receivables. We do not have material past due financing receivables.

Accounts Receivable Sales Arrangements

In accordance with ASC 860-20, Transfers and Servicing, trade receivables are derecognized from our Condensed Consolidated Balance Sheet when sold to third parties upon determining that such receivables are presumptively beyond the reach of creditors in a bankruptcy proceeding. Any recourse obligation is measured using market data from similar transactions and the servicing liability is determined based on the fair value that a third party would charge to service these receivables. These liabilities were determined to not be material at September 30, 2017 and December 31, 2016.

We have facilities in the U.S. and Italy that enable us to sell to third parties, on an ongoing basis, certain trade receivables with recourse. Trade receivables sold with recourse are generally short-term receivables with payment due dates of less than 10 days from the date of sale, which are subject to a servicing obligation. Trade receivables sold under these facilities were $5.9 and $15.3 million during the three and nine months ended September 30, 2017, respectively, and $19.8 million during the year ended December 31, 2016, which approximates the cash received.

We have facilities in Spain and Italy that enable us to sell to third parties, on an ongoing basis, certain trade receivables without recourse. Trade receivables sold without recourse are generally short-term receivables with payment due dates of less than one year, which are secured by international letters of credit. Trade receivables sold under these facilities were $2.1 and $3.1 million during the three and nine months ended September 30, 2017, respectively, and $3.5 million during the year ended December 31, 2016, which approximates the cash received.

We report collections from the sale of trade receivables to third parties as operating cash flows in the Condensed Consolidated Statements of Cash Flows.

15. Subsequent Events

Acquisition of Escada

On October 1, 2017, we acquired privately held Escada Innovations Limited, a private limited company incorporated in England and Wales which is headquartered in Hull, East Yorkshire, United Kingdom, and Escada Systems, Inc., a Delaware corporation headquartered in Decatur, Georgia (collectively, “Escada”), for approximately $11.3 million in cash consideration, plus a potential future cash earnout of $4.8 million contingent on achieving certain performance targets. This acquisition will be accounted for as a purchase business combination and, accordingly, the total purchase price will be allocated to the tangible and intangible assets acquired and liabilities assumed based on their respective fair values on October 1, 2017.

Escada provides corrugator control systems for the corrugated packaging market, which provides comprehensive control and traceability for the entire corrugation process. Escada will be integrated into the Productivity Software operating segment.

Xeikon Agreement

On November 1, 2017 (“Effective Date”), we entered into a Support Services and License Agreement (“Agreement”) with Xeikon, N.V. (“Xeikon”), which is a division of the Flint Group headquartered in Luxembourg. Pursuant to the Agreement, we will provide Xeikon access to the Jetrion customer list. Access to the customer list will enable Xeikon to assume the relationship with the third-party outsourcing company that manufactures Jetrion printers for us and resell the printers to our current customer base. Xeikon will purchase Jetrion ink exclusively from us and resell to both our current customer base as well as new Xeikon inkjet customers. Also, we will cease sales of Jetrion products for four years after the Effective Date. We will receive cash consideration of $2 million in the first year followed by three annual volume-based payments that are tied to Xeikon’s ink purchases from us.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This Quarterly Report on Form 10-Q (“Report”), including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and the future results of the Company that are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the management of the Company. Words such as “address,” “anticipate,” “believe,” “consider,” “continue,” “develop,” “estimate,” “expect,” “further,” “goal,” “intend,” “may,” “plan,” “potential,” “project,” “seek,” “should,” “target,” “will,” variations of such words, and similar expressions are intended to identify such forward-looking statements. Such statements reflect the current views of the Company and its management with respect to future events and are subject to certain risks, uncertainties, and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company’s actual results, performance, or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Report under the section entitled “Risk Factors” in Item 1A of Part II of this report and Item 1A of Part I of our Annual Report on Form 10-K, as amended in Amendment No. 2, for the year ended December 31, 2016 and elsewhere and in other reports the Company files with the SEC. The following discussion should be read in conjunction with our Annual Report on Form 10-K, as amended in Amendment No. 2, for the fiscal year ended December 31, 2016 and the condensed consolidated financial statements and notes thereto included elsewhere in this Report. The Company assumes no obligation to revise or update these forward-looking statements to reflect actual results, events, or changes in factors or assumptions affecting such forward-looking statements

Business Overview

We are a world leader in customer-centric digital printing innovation focused on the transformation of the printing, packaging, ceramic tile decoration, and textile industries from the use of traditional analog based printing to digital on-demand printing.

Our products include industrial super-wide and wide format display graphics, label and packaging, corrugated packaging, textile, and ceramic tile decoration digital inkjet printers that utilize our digital ink, industrial digital inkjet printer parts, and professional services; print production workflow, web-to-print, cross-media marketing, fashion design, and business process automation solutions; and color printing DFEs creating an on-demand digital printing ecosystem. Our ink includes digital UV curable, LED curable, ceramic, water-based, and thermoforming ink, as well as a variety of textile ink including dye sublimation, pigmented, reactive dye, acid dye, pure disperse dye, and water-based dispersed printing ink. Our award-winning business process automation solutions are integrated from creation to print and are vertically integrated with our industrial digital inkjet printers and products produced by the leading production digital color page printer manufacturers that are driven by our Fiery DFEs.

Our product portfolio includes industrial super-wide and wide format digital inkjet products (“Industrial Inkjet”) including VUTEk and Matan display graphics super-wide and wide format, Reggiani textile, Jetrion label and packaging, Nozomi corrugated packaging, and Cretaprint ceramic tile decoration and construction material industrial digital inkjet printers and ink; print production workflow, web-to-print, cross-media marketing, Optitex textile two-dimensional (“2D”) and three-dimensional (“3D”) fashion CAD applications, and business process automation software (“Productivity Software”), which provides corporate printing, label and packaging, publishing, and mailing and fulfillment solutions for the printing and packaging industry; and Fiery DFEs (“Fiery”). Our integrated solutions and award-winning technologies are designed to automate print and business processes, streamline workflow, provide profitable value-added services, and produce accurate digital output.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make judgments, assumptions, and estimates that affect the amounts reported. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably possible could materially impact the financial statements. Management believes there have been no significant changes during the nine months ended September 30, 2017 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K, as amended in Amendment No. 2, for the year ended December 31, 2016, with the exception of the following:

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

Overview

As discussed more fully in Note 1 – Basis of Presentation and Significant Accounting Policies of our Notes to Condensed Consolidated Financial Statements, during the nine months ended September 30, 2017, we recorded out-of-period adjustments related to certain bill and hold transactions, which decreased revenue by $3.4 million, decreased gross profit by $0.5 million, and decreased net income by $0.3 million (or $0.01 per diluted share).

Key financial results during the three and nine months ended September 30, 2017 were as follows:

•

Our results of operations during the three and nine months ended September 30, 2017 compared with the three and nine months ended September 30, 2016 reflect increased revenue for the three months and comparable revenue for the nine months ended September 30, 2017, comparable gross profit as a percentage of revenue, and increased operating expenses as a percentage of revenue. We completed our acquisitions of GD, CRC, and FFPS in 2017, and of Rialco and Optitex in 2016. Their results are included in our results of operations commencing on their respective acquisition dates. Acquisition-related transaction costs were $1.8 and $1.7 million during the nine months ended September 30, 2017 and 2016, respectively, related to all acquisitions.

•

Our consolidated revenue increased by 1%, or $2.8 million during the three months ended September 30, 2017, compared with the three months ended September 30, 2016. Fiery revenue increased by $5.4 million, which was partially offset by decreased Productivity Software revenue of $2.5 million during the three months ended September 30, 2017, compared with the three months ended September 30, 2016.

•

Our consolidated revenue during the nine months ended September 30, 2017, was comparable to the nine months ended September 30, 2016. Industrial Inkjet and Fiery revenue decreased by $1.0 and $3.0 million, respectively, while Productivity Software revenue increased by $2.7 million during the nine months ended September 30, 2017, as compared with the same period in the prior year.

•

Recurring ink and maintenance revenue increased by 5% and 8% during the three and nine months ended September 30, 2017, respectively, compared with the same periods in the prior year, and represented 34% of consolidated revenue during the three and nine months ended September 30, 2017.

•

Our gross profit percentage was comparable at 51% during the three months and increased to 52% during the nine months ended September 30, 2017, respectively, from 51% during the nine months ended September 30, 2016. The gross profit percentage during the three months ended September 30, 2017 reflected a two percentage point increase in the Industrial Inkjet operating segment, partially offset by a four and two percentage point decrease in the Productivity Software and Fiery operating segment gross profit percentages, respectively. The increase in the gross profit percentage during the nine months ended September 30, 2017 was primarily due to a three percentage point increase in the Industrial Inkjet operating segment gross profit percentage. The improved Industrial Inkjet gross profit percentage during the nine months ended September 30, 2017 was due to improvements in manufacturing efficiency, reduced warranty costs due to improved printer quality, and higher margin ink revenue representing an increased percentage of product mix.

•

Operating expenses increased by $4.3 million to $120.1 million and by $14.2 million to $354.7 million during the three and nine months ended September 30, 2017, respectively, from $115.8 and $340.6 million during the three and nine months ended September 30, 2016, respectively. The increase in operating expenses was primarily due to head count increases related to our business acquisitions, FFPS sustaining engineering, prototype and non-recurring engineering expenses related to future product launches, amortization of intangible assets, and legal and accounting revenue recognition review and assessment, partially offset by decreased change in the fair value of contingent consideration, trade show and marketing, stock-based compensation, and restructuring and other expenses.

•

Interest expense increased by $0.4 and $1.3 million during the three and nine months ended September 30, 2017, respectively, compared with the three and nine months ended September 30, 2016, respectively, primarily due to interest accretion related to the FFPS purchase liability, the Reggiani non-compete agreement liability, and our Notes.

•

Interest income and other income, net, increased to $1.8 and $2.8 million during the three and nine months ended September 30, 2017, respectively, from $0.9 and $1.1 million during the three and nine months ended September 30, 2016, respectively, primarily due to increased investment income and decreased foreign currency exchange losses.

•

We recognized tax provisions of $0.8 million on pre-tax net income of $4.2 and $11.8 million during the three and nine months ended September 30, 2017, respectively, compared to tax benefits of $11.8 and $9.0 million on pre-tax net income of $5.8 and $16.0 million during the three and nine months ended September 30, 2016, respectively. The decrease in the income tax provisions are primarily due to decreased tax benefits from a significantly lower reversal of uncertain tax positions in 2017 as compared to the amounts reversed in 2016.

Results of Operations

Our Condensed Consolidated Statements of Operations as a percentage of total revenue during the three and nine months ended September 30, 2017 and 2016 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Revenue	100%	100%	100%	100%
Gross profit	51	51	52	51
Operating expenses:
Research and development	16	15	16	15
Sales and marketing	17	17	18	18
General and administrative	10	10	9	9
Restructuring and other	—	1	1	1
Amortization of identified intangibles	5	4	5	4

Total operating expenses	48	47	49	47

Income from operations	3	4	3	4
Interest expense	(2)	(2)	(2)	(2)
Interest income and other income, net	1	—	1	—

Income before income taxes	2	2	2	2
Benefit from (provisions for) income taxes	(1)	5	—	1

Net income	1%	7%	2%	3%

Revenue

We classify our revenue, gross profit, assets, and liabilities in accordance with our three operating segments as follows:

“Industrial Inkjet,” which consists of our VUTEk and Matan super-wide and wide format display graphics, Reggiani textile, Jetrion label and packaging, Nozomi corrugated packaging, and Cretaprint ceramic tile decoration and construction material industrial digital inkjet printers; digital UV curable, LED curable, ceramic, water-based, and thermoforming ink, as well as a variety of textile ink including dye sublimation, pigmented, reactive dye, acid dye, pure disperse dye, and water-based dispersed printing ink; digital inkjet printer parts; and professional services. Printing surfaces include paper, vinyl, corrugated, textile, glass, plastic, aluminum composite, ceramic tile, wood, and many other flexible and rigid substrates.

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

“Fiery,” which consists of DFEs, including the recently acquired FFPS DFE from Xerox, that transform digital copiers and printers into high performance networked printing devices for the office, industrial, and commercial printing markets. This operating segment is comprised of (i) stand-alone DFEs connected to digital printers, copiers, and other peripheral devices, (ii) embedded DFEs and design-licensed solutions used in digital copiers and multi-functional devices, (iii) optional software integrated into our DFE solutions such as Fiery Central, Generation Digital, and Graphics Arts Package, (iv) Fiery Self Serve, our self-service and payment solution, and (v) stand-alone software-based solutions such as our proofing solutions.

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

Management believes the ex-currency measures provide investors with an additional perspective on year-over-year financial trends and enables investors to analyze our operating results in the same way management does. A reconciliation of the ex-currency adjustments to GAAP results for the three and nine months ended September 30, 2017 and 2016 and an explanation of how management uses non-GAAP financial information to evaluate its business, the substance behind management’s decision to use this non-GAAP financial information, the material limitations associated with the use of non-GAAP financial information, the manner in which management compensates for those limitations, and the substantive reasons management believes that this non-GAAP financial information provides useful information to investors is included under “Non-GAAP Financial Information” below.

Revenue by Operating Segment during the Three Months Ended September 30, 2017 and 2016

Our revenue by operating segment during the three months ended September 30, 2017 and 2016 was as follows (in thousands):

	Three months ended September 30,
		Percent		Percent	Change
	2017	of total	2016	of total	$	%
Industrial Inkjet	$142,930	58%	$143,004	58%	$(74)	—%
Productivity Software	37,171	15	39,663	16	(2,492)	(6)
Fiery	68,258	27	62,908	26	5,350	9

Total revenue	$248,359	100%	$245,575	100%	$2,784	1%

Overview

Our consolidated revenue increased by 1% (zero percent ex-currency), or $2.8 million, to $248.4 million during the three months ended September 30, 2017 from $245.6 million for the three months ended September 30, 2016, primarily due to increased Fiery revenue, partially offset by decreased Productivity Software revenue.

Industrial Inkjet

Industrial Inkjet revenue decreased by less than 1% (2% ex-currency) during the three months ended September 30, 2017 compared with the three months ended September 30, 2016. Industrial Inkjet revenue decreased primarily due to:

•	decreased digital inkjet printer revenue due to reduced demand, partially offset by

•	increased ink revenue due to the increase in our installed printer base and the high utilization that our industrial digital inkjet printers are experiencing in the field, and

•	increased revenue from parts and service.

Productivity Software

Productivity Software revenue decreased by 6% (7% ex-currency) during the three months ended September 30, 2017 compared with the three months ended September 30, 2016 primarily due to decreased license revenue, partially offset by post-acquisition CRC revenue, which was acquired in May 2017, and increased maintenance revenue, which was partially due to annual price increases related to our maintenance contracts.

Fiery

Fiery revenue increased by 9% (8% ex-currency) during the three months ended September 30, 2017 compared with the three months ended September 30, 2016. Although end customer and reseller preference for Fiery products drives demand, most Fiery revenue relies on printer manufacturers to design, develop, and integrate Fiery technology into their print engines. The leading printer manufacturers increased demand during the quarter as they increased their inventory levels. Also contributing to the increase was post-acquisition FFPS revenue, which was acquired in January 2017, and a small amount of post-acquisition GD revenue, which was acquired in August 2017.

Revenue by Operating Segment during the Nine Months Ended September 30, 2017 and 2016

Our revenue by operating segment during the nine months ended September 30, 2017 and 2016 was as follows (in thousands):

	Nine months ended September 30,
		Percent		Percent	Change
	2017	of total	2016	of total	$	%
Industrial Inkjet	$407,886	56%	$408,926	56%	$(1,040)	—%
Productivity Software	111,292	16	108,554	15	2,738	3
Fiery	204,919	28	207,878	29	(2,959)	(1)

Total revenue	$724,097	100%	$725,358	100%	$(1,261)	—%

Overview

Our consolidated revenue decreased by less than 1% (zero percent ex-currency), or $1.3 million, to $724.1 million during the nine months ended September 30, 2017 from $725.4 million for the nine months ended September 30, 2016, primarily due to decreased Industrial Inkjet and Fiery revenue, partially offset by increased Productivity Software revenue.

Industrial Inkjet

Industrial Inkjet revenue decreased by less than 1% (zero percent ex-currency) during the nine months ended September 30, 2017 compared with the nine months ended September 30, 2016. Industrial Inkjet revenue decreased primarily due to:

•	decreased digital inkjet printer revenue due to reduced demand and

•

printer revenue, which would have been higher by $3.4 million when considering out-of-period adjustments related to certain bill and hold transactions, which were recorded during the nine months ended September 30, 2017, partially offset by

•	a full nine months of post-acquisition Rialco ink products revenue, which closed in March 2016,

•	increased ink revenue due to the increase in our installed printer base and the high utilization that our industrial digital inkjet printers are experiencing in the field, and

•	increased revenue from parts and service.

Productivity Software

Productivity Software revenue increased by 3% (also 3% ex-currency) during the nine months ended September 30, 2017 compared with the nine months ended September 30, 2016 primarily due to post-acquisition Optitex revenue, which was acquired in June 2016, post-acquisition CRC revenue, which was acquired in May 2017, increased service revenue, and annual price increases related to our maintenance contracts, partially offset by decreased license revenue.

Fiery

Fiery revenue decreased by 1% (also 1% ex-currency) during the nine months ended September 30, 2017 compared with the nine months ended September 30, 2016. Although end customer and reseller preference for Fiery products drives demand, most Fiery revenue relies on printer manufacturers to design, develop, and integrate Fiery technology into their print engines. The leading printer manufacturers tightly managed their inventory levels in the first half of 2017, which decreased demand, which was partially offset by increased inventory levels and increased demand during the three months ended September 30, 2017. This decrease was partially offset by post-acquisition FFPS revenue, which was acquired in January 2017, and a small amount of GD revenue, which was acquired in August 2017.

Revenue by Geographic Area during the Three Months Ended September 30, 2017 and 2016

Shipments to some of our significant printer manufacturer customers are made to centralized purchasing and manufacturing locations, which in turn ship to other locations, making it difficult to obtain accurate geographical shipment data. Accordingly, we believe that export sales of our products into each region may differ from what is reported.

Our revenue by geographic area during the three months ended September 30, 2017 and 2016 was as follows (in thousands):

	Three months ended September 30,
		Percent		Percent	Change
	2017	of total	2016	of total	$	%
Americas	$129,488	52%	$128,252	52%	$1,236	1%
EMEA	85,089	34	85,009	35	80	0
APAC	33,782	14	32,314	13	1,468	5

Total revenue	$248,359	100%	$245,575	100%	$2,784	1%

Overview

Our consolidated revenue increased by 1% (zero percent ex-currency), or $2.8 million, to $248.4 million during the three months ended September 30, 2017 from $245.6 million during the three months ended September 30, 2016, primarily due to increased Americas and APAC revenue.

Americas

Americas revenue increased by $1.2 million, or 1% (also 1% ex-currency), during the three months ended September 30, 2017 compared with the three months ended September 30, 2016 due to increased industrial digital inkjet printer and maintenance revenue, partially offset by decreased license and Fiery revenue.

EMEA

EMEA revenue increased by $0.1 million, or less than 1% (decreased by 3% ex-currency), during the three months ended September 30, 2017 compared with the three months ended September 30, 2016 primarily due to increased Fiery revenue, partially offset by decreased industrial digital inkjet printer revenue.

APAC

APAC revenue increased by $1.5 million, or 5% (3% ex-currency), during the three months ended September 30, 2017 compared with the three months ended September 30, 2016 primarily due to increased industrial digital inkjet printer and Fiery revenue, partially offset by decreased license revenue.

Revenue by Geographic Area during the Nine Months Ended September 30, 2017 and 2016

Our revenue by geographic area during the nine months ended September 30, 2017 and 2016 was as follows (in thousands):

	Nine months ended September 30,
		Percent		Percent	Change
	2017	of total	2016	of total	$	%
Americas	$353,397	49%	$363,977	50%	$(10,580)	(3)%
EMEA	274,635	38	264,469	37	10,166	4
APAC	96,065	13	96,912	13	(847)	(1)

Total revenue	$724,097	100%	$725,358	100%	$(1,261)	(0)%

Overview

Our consolidated revenue decreased by less than 1% (zero percent ex-currency), or $1.3 million, to $724.1 million during the nine months ended September 30, 2017 from $725.4 million during the nine months ended September 30, 2016, primarily due to decreased Americas and APAC revenue, partially offset by increased EMEA revenue.

Americas

Americas revenue decreased by $10.6 million, or 3% (also 3% ex-currency), during the nine months ended September 30, 2017 compared with the nine months ended September 30, 2016 primarily due to decreased industrial digital inkjet printer revenue due to reduced demand in anticipation of future product launches, decreased Fiery revenue, and that industrial digital inkjet revenue would have been higher by $3.4 million when considering out-of-period adjustments related to certain bill and hold transactions, partially offset by increased ink and Productivity Software revenue. Increased Productivity Software revenue resulted primarily from our acquisition of Optitex in June 2016, and our acquisition of CRC in May 2017, partially offset by decreased license revenue.

EMEA

EMEA revenue increased by $10.2 million, or 4% (5% ex-currency), during the nine months ended September 30, 2017 compared with the nine months ended September 30, 2016 primarily due to increased industrial digital inkjet printer, post-acquisition Optitex, and Fiery revenue, partially offset by decreased license revenue.

APAC

APAC revenue decreased by $0.8 million, or 1% (also 1% ex-currency), during the nine months ended September 30, 2017 compared with the nine months ended September 30, 2016 primarily due to decreased industrial digital inkjet printer revenue, partially offset by post-acquisition Optitex revenue and Fiery revenue.

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

Although end customer and reseller channel preference for Fiery products drives demand, most Fiery revenue relies on printer manufacturers to design, develop, and integrate Fiery technology into their print engines. A significant portion of our revenue is, and has been, generated by sales of our Fiery DFE products to a relatively small number of leading printer manufacturers. During the three and nine months ended September 30, 2017, Xerox provided 11% and 10% of our consolidated revenue, respectively. During the three and nine months ended September 30, 2016, we did not have any customers contributing more than 10% of our consolidated revenue. We expect that if we increase our revenue in the Industrial Inkjet and Productivity Software operating segments in the future, the percentage of our revenue from the leading printer manufacturer customers will decrease.

Gross Profit

Gross profit by operating segment, excluding stock-based compensation, during the three and nine months ended September 30, 2017 and 2016 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Industrial Inkjet
Revenue	$142,930	$143,004	$407,886	$408,926
Gross profit	53,392	50,433	154,972	141,927
Gross profit percentages	37.4%	35.3%	38.0%	34.7%
Productivity Software
Revenue	$37,171	$39,663	$111,292	$108,554
Gross profit	26,667	30,041	81,431	80,961
Gross profit percentages	71.7%	75.7%	73.2%	74.6%
Fiery
Revenue	$68,258	$62,908	$204,919	$207,878
Gross profit	47,885	45,362	143,821	147,938
Gross profit percentages	70.2%	72.1%	70.2%	71.2%

A reconciliation of our segment gross profit to our Condensed Consolidated Statements of Operations during the three and nine months ended September 30, 2017 and 2016 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Segment gross profit	$127,944	$125,836	$380,224	$370,826
Stock-based compensation expense	(486)	(642)	(1,985)	(1,873)
Other items excluded from segment profit	—	—	—	(315)

Gross profit	$127,458	$125,194	$378,239	$368,638

The Fiery gross profit percentage is impacted by less than $0.1 and $1.3 million during the three and nine months ended September 30, 2017, respectively, charged to cost of revenue, which reflects the cost of manufacturing plus a portion of the expected profit margin related to the acquired FFPs inventories. Inventory acquired in the acquisition of FFPS was required to be recorded at fair value rather than historical cost in accordance with ASC 805. This amount is not included in the financial information regularly reviewed by management as this acquisition-related charge is not indicative of the gross margin trends in the FFPS business. Excluding this charge, the Fiery gross profit percentage would be 70.3% and 70.8% during the three and nine months ended September 30, 2017, respectively.

Overview

Our gross profit percentage was comparable at 51% during the three months and increased to 52% during the nine months ended September 30, 2017, respectively, from 51% during the nine months ended September 30, 2016. The gross profit percentage during the three months ended September 30, 2017 reflected a two percentage point improvement in the Industrial Inkjet operating segment, partially offset by a four and two percentage point decrease in the Productivity Software and Fiery operating segment gross profit percentages, respectively. The increase in the gross profit percentage during the nine months ended September 30, 2017 was primarily due to a three percentage point increase in the Industrial Inkjet operating segment gross profit percentage. Excluding FFPS acquisition-related inventory fair value adjustments of less than $0.1 and $1.3 million for the three and nine months ended September 30, 2017, respectively, our gross profit percentage remains at 51% and 52% during the three and nine months ended September 30, 2017, respectively.

Industrial Inkjet Gross Profit

The Industrial Inkjet gross profit percentage increased to 37.4% and 38.0% (37.0% ex-currency and 38.0% ex-currency) during the three and nine months ended September 30, 2017, respectively, from 35.3% and 34.7% during the three and nine months ended September 30, 2016, respectively. Gross profit percentages improved in digital inkjet printers, ink, parts, and service.

Productivity Software Gross Profit

The Productivity Software gross profit percentages decreased to 71.7% and 73.2% (71.7% and 73.0% ex-currency) during the three and nine months ended September 30, 2017, from 75.7% and 74.6% during the three and nine months ended September 30, 2016, respectively. The decrease was primarily due to decreased license revenue and increased product maintenance costs, partially offset by price increases on annual maintenance renewal contracts.

Fiery Gross Profit

The Fiery gross profit percentage decreased to 70.2% (also 70.2% ex-currency) during the three and nine months ended September 30, 2017 from 72.1% and 71.2% during the three and nine months ended September 30, 2016, respectively. The Fiery gross profit percentage, excluding the fair value adjustment related to acquired FFPS inventories of less than $0.1 and $1.3 million, respectively, decreased to 70.3% and 70.8% (also 70.3% and 70.8% ex-currency) during the three and nine months ended September 30, 2017 from 72.1% and 71.2% during the three and nine months ended September 30, 2016, respectively. The revenue mix between standalone and embedded DFEs, which have a lower margin compared with higher margin software options, accounts for this margin fluctuation between the periods.

Operating Expenses

Operating expenses during the three and nine months ended September 30, 2017 and 2016 were as follows (in thousands):

	Three months ended September 30,				Nine months ended September 30,
			Change				Change
	2017	2016	$	%	2017	2016	$	%
Research and development	$39,585	$36,933	$2,652	7%	$118,201	$111,731	$6,470	6%
Sales and marketing	42,269	43,060	(791)	(2)	129,018	127,360	1,658	1
General and administrative	25,075	24,088	987	4	67,239	66,366	873	1
Restructuring and other	833	1,308	(475)	(36)	5,421	5,733	(311)	(5)
Amortization of identified intangibles	12,299	10,395	1,904	18	34,829	29,360	5,469	19

Total operating expenses	$120,061	$115,784	$4,277	4%	$354,708	$340,550	$14,158	4%

Operating expenses increased by $4.3 and $14.2 million, or 4% (2% and 4% ex-currency) to $120.1 and $354.7 million during the three and nine months ended September 30, 2017, respectively, from $115.8 and $340.6 million during the three and nine months ended September 30, 2016, respectively. The increase in operating expenses was primarily due to head count increases related to our business acquisitions, prototype and non-recurring engineering expenses related to future product launches and FFPS sustaining engineering, amortization of intangible assets, and legal and accounting fees related to the revenue recognition review and assessment, partially offset by decreased stock-based compensation expense, change in the fair value of contingent consideration, and restructuring and other expenses.

Research and Development

Research and development expenses include personnel, consulting, travel, research and development facilities, prototype materials, and non-recurring engineering expenses.

Research and development expenses during the three months ended September 30, 2017 were $39.6 million, or 16% of revenue, compared to $36.9 million, or 15% of revenue, during the three months ended September 30, 2016, which is an increase of $2.7 million, or 7% (6% ex-currency). Personnel-related expenses decreased by $0.3 million primarily due to reduced head count. Prototypes and non-recurring engineering, consulting, contractors, supplies, freight, and related travel expenses increased by $2.0 million related to future product launches and FFPS sustaining engineering. Stock-based compensation expense decreased by $0.4 million primarily due to decreased RSU grants and vesting probabilities of certain performance based awards, partially offset by increased ESPP participation by employees compared to the prior year. Facilities expenses related to our research and development activities increased by $1.3 million.

Research and development expenses during the nine months ended September 30, 2017 were $118.2 million, or 16% of revenue, compared to $111.7 million, or 15% of revenue, during the nine months ended September 30, 2016, which is an increase of $6.5 million, or 6% (5% ex-currency). Personnel-related expenses decreased by $0.7 million primarily due to reduced head count. Prototypes and non-recurring engineering, consulting, contractors, supplies, freight, and related travel expenses increased by $5.7 million related to future product launches and FFPS sustaining engineering. Stock-based compensation expense increased by $0.6 million primarily due to increased ESPP participation by employees compared to the prior year, partially offset by decreased RSU grants and vesting probabilities of certain performance based awards. Facilities expenses related to our research and development activities increased by $0.9 million.

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

Sales and marketing expenses during the three months ended September 30, 2017 were $42.3 million, or 17% of revenue, compared to $43.1 million, or 17% of revenue, during the three months ended September 30, 2016, which is a decrease of $0.8 million, or 2% (3% ex-currency). Personnel-related expenses increased by $1.2 million primarily due to increased head count related to our business acquisitions. Trade show and marketing program spending, including consulting, contractor, travel, and freight, decreased by $1.1 million. Stock-based compensation expense decreased by $1.2 million primarily due to decreased RSU grants and vesting probabilities of certain performance based awards, partially offset by increased ESPP participation by employees compared to the prior year. Facilities and information technology expenses related to our sales and marketing activities increased by $0.3 million.

Sales and marketing expenses during the nine months ended September 30, 2017 were $129.0 million, or 18% of revenue, compared to $127.4 million, or 18% of revenue, during the nine months ended September 30, 2016, which is an increase of $1.7 million, or 1% (2% ex-currency). Personnel-related expenses increased by $3.7 million primarily due to increased head count related to our business acquisitions. Trade show and marketing program spending, including consulting, contractor, travel, and freight, decreased by $2.2 million as the prior year included Drupa trade show costs. Drupa is an international printing trade show that is held every four years. Stock-based compensation expense decreased by $1.0 million primarily due to decreased RSU grants and vesting probabilities of certain performance based awards, partially offset by increased ESPP participation by employees compared to the prior year. Facilities and information technology expenses related to our sales and marketing activities increased by $1.2 million.

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

General and administrative expenses during the three months ended September 30, 2017 were $25.1 million, or 10% of revenue, compared to $24.1 million, or 10% of revenue, during the three months ended September 30, 2016, which is an increase of $1.0 million, or 4% (3% ex-currency). Personnel-related expenses increased by $0.9 million primarily due to head count increases related to our business acquisitions. Reserves for litigation and doubtful accounts increased by $0.8 million. Legal and accounting fees related to the revenue recognition review and assessment were $4.7 million. Other legal fees increased by $0.5 million. Stock-based compensation expense decreased by $2.2 million primarily due to decreased RSU grants and vesting probabilities of certain performance based awards.

The fair value of contingent consideration increased by $0.4 million, including earnout interest accretion related to all acquisitions during the three months ended September 30, 2017. The Optitex earnout performance probability increased while the Shuttleworth earnout performance probability decreased during 2017. The estimated probability of achieving the Optitex, Reggiani, DirectSmile, and CTI earnout performance targets increased during the three months ended September 30, 2016, which resulted in an increase in the associated liability and a charge to general and administrative expense of $4.3 million, including accretion of interest related to all acquisitions.

General and administrative expenses during the nine months ended September 30, 2017 were $67.2 million, or 9% of revenue, compared to $66.4 million, or 9% of revenue, during the nine months ended September 30, 2016, which is an increase of $0.9 million, or 1% (also 1% ex-currency). Personnel-related expenses increased by $2.1 million primarily due to head count increases related to our business acquisitions. Professional services fees increased by $0.7 million. Reserves for litigation and doubtful accounts increased by $0.6 million. Legal and accounting fees related to the revenue recognition review and assessment were $4.7 million. Other legal fees increased by $0.4 million. Stock-based compensation expense decreased by $4.1 million primarily due to decreased RSU grants and vesting probabilities of certain performance based awards. Facilities and information technology expenses related to general and administrative activities increased by $0.6 million.

The fair value of contingent consideration increased by $2.2 million, including earnout interest accretion related to all acquisitions during the nine months ended September 30, 2017. The Optitex and CTI earnout performance probabilities increased while the Shuttleworth earnout performance probability decreased during 2017. The estimated probability of achieving the Optitex, Reggiani, DirectSmile, and CTI earnout performance targets increased during the nine months ended September 30, 2016, partially offset by a reduced probability of achieving the DIMS earnout performance target, resulting in an increase in the associated liability and a charge to general and administrative expense of $6.3 million, including accretion of interest related to all acquisitions.

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

Stock-based compensation expenses were $4.6 and $8.6 million during the three months ended September 30, 2017 and 2016, respectively, a decrease of $4.0 million. Stock-based compensation expenses were $22.5 and $26.9 million during the nine months ended September 30, 2017 and 2016, respectively, a decrease of $4.4 million. Stock-based compensation expense decreased primarily due to decreased RSU grants and vesting probabilities of certain performance based awards, partially offset by increased ESPP expense resulting from higher employee participation compared to the prior year. There were no RSU grants during the three months ended September 30, 2017, and reduced grants compared to the nine months ended September 30, 2017.

Restructuring and Other

Restructuring and other costs were $0.8 and $5.4 million during the three and nine months ended September 30, 2017, respectively, and $1.3 and $5.7 million during the three and nine months ended September 30, 2016, respectively. Restructuring and other costs include severance charges of $0.3 and $3.8 million related to reductions in head count of 15 and 128 during the three and nine months ended September 30, 2017, respectively, and $0.6 and $3.7 million related to reduction in head count of 16 and 114 during the three and nine months ended September 30, 2016, respectively. Severance costs include severance payments, related employee benefits, outplacement fees, and employee relocation costs.

Facilities relocation and downsizing expenses were $0.4 and $0.6 million during the nine months ended September 30, 2017, respectively, and $0.1 and $0.6 million during the three and nine months ended September 30, 2016, primarily related to the relocation of certain manufacturing and administrative locations due to reduced space requirements. Integration expenses of $0.2 and $1.0 million during the three and nine months ended September 30, 2017, respectively, and $0.6 and $1.5 million during the three and nine months ended September 30, 2016, respectively, were required to integrate our business acquisitions.

Amortization of Identified Intangibles

Amortization of identified intangibles during the three months ended September 30, 2017 was $12.3 million, or 5% of revenue, compared to $10.4 million, or 4% of revenue, during the three months ended September 30, 2016, an increase of $1.9 million, or 18%. Amortization of identified intangibles during the nine months ended September 30, 2017 was $34.8 million, or 5% of revenue, compared to $29.4 million, or 4% of revenue, during the nine months ended September 30, 2016, an increase of $5.5 million, or 19%. Intangible amortization increased primarily due to amortization of identified intangibles resulting from the GC, CRC, and FFPS acquisitions, partially offset by decreased amortization due to certain intangible assets from prior year acquisitions becoming fully amortized.

Interest Expense

Interest expense during the three and nine months ended September 30, 2017 was $4.9 and $14.5 million, respectively, compared to $4.5 and $13.2 million during the three and nine months ended September 30, 2016, respectively, an increase of $0.4 and $1.3 million primarily due to interest accretion related to the FFPS purchase liability, the Reggiani non-compete agreement liability, and our Notes.

Interest Income and Other Income, Net

Interest income and other income, net, includes interest income on our cash equivalents and short-term investments, gains and losses from sales of our cash equivalents and short-term investments, and net foreign currency exchange gains and losses.

Interest income and other income, net, increased to $1.8 and $2.8 million during the three and nine months ended September 30, 2017, respectively, from $0.9 and $1.1 million during the three and nine months ended September 30, 2016, respectively, primarily due to increased investment income resulting from increased market interest rates and decreased foreign currency exchange losses.

Income Before Income Taxes

The components of income before income taxes during the three and nine months ended September 30, 2017 and 2016 are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
U.S.	$(804)	$(210)	$(2,795)	$7,247
Foreign	5,049	6,025	14,590	8,712

Total	$4,245	$5,815	$11,795	$15,959

During the three months ended September 30, 2017, pretax net income of $4.2 million consisted of U.S. pretax net loss of $0.8 million and foreign pretax net income of $5.0 million, respectively. Pretax net loss attributable to U.S. operations included amortization of identified intangible assets of $3.4 million, stock-based compensation of $4.6 million, restructuring and other of $0.7 million, acquisition-related costs of $0.6 million, legal and accounting fees related to the revenue recognition review and assessment of $4.7 million, and interest expense related to our Notes of $4.3 million. Pretax net income attributable to foreign operations included amortization of identified intangible assets of $8.9 million, restructuring and other of $0.2 million, and earnout interest accretion of $0.3 million. The exclusion of these items from pretax net income would result in U.S. and foreign pretax net income of $17.5 and $14.4 million, respectively, during the three months ended September 30, 2017.

During the nine months ended September 30, 2017, pretax net income of $11.8 million consisted of U.S. pretax net loss of $2.8 million and foreign pretax net income of $14.6 million, respectively. Pretax net loss attributable to U.S. operations included amortization of identified intangible assets of $10.2 million, stock-based compensation of $22.5 million, restructuring and other of $4.1 million, legal and accounting fees related to the revenue recognition review and assessment of $4.7 million, acquisition-related costs of $1.9 million, cost of revenue resulting from the fair value adjustment of FFPS inventory of $0.5 million, change in fair value of contingent consideration of $0.7 million, litigation settlement expense of $0.3 million, and interest expense related to our Notes of $12.7 million. Pretax net income attributable to foreign operations included amortization of identified intangible assets of $24.7 million, restructuring and other of $1.3 million, cost of revenue resulting from the fair value adjustment of FFPS inventory of $0.7 million, earnout interest accretion of $1.2 million, and change in fair value of contingent consideration of $0.3 million. The exclusion of these items from pretax net income would result in U.S. and foreign pretax net income of $54.8 and $42.8 million, respectively, during the nine months ended September 30, 2017.

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

Benefit from (provision) for Income Taxes

We recognized tax provisions of $0.8 million on pretax net income of $4.2 and $11.8 million during the three and nine months ended September 30, 2017, respectively. We recognized tax benefits of $11.8 and $9.0 million on pretax net income of $5.8 and $16.0 million during the three and nine months ended September 30, 2016, respectively. The provisions for income taxes before discrete items reflected in the table below were $1.9 and $4.5 million during the three and nine months ended September 30, 2017, respectively, and $3.3 and $6.1 million during the three and nine months ended September 30, 2016, respectively. The decrease in the provisions for income taxes before discrete items during the three and nine months ended September 30, 2017, compared with the same periods in the prior year, is primarily due to decreased profitability before income taxes.

Primary differences between our provision for income taxes before discrete items and the income tax provision at the U.S. statutory rate of 35% include lower taxes on permanently reinvested foreign earnings, the tax effects of stock-based compensation expense pursuant to ASC 718-740, Stock Compensation – Income Taxes, which are non-deductible for tax purposes, and tax benefits from significantly lower reversal of uncertain tax positions in 2017 as compared to those recorded in 2016.

Our tax provision before discrete items is reconciled to our recorded benefit from income taxes during the three and nine months ended September 30, 2017 and 2016 as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Provision for income taxes before discrete items	$1.9	$3.3	$4.5	$6.1
Interest related to unrecognized tax benefits	—	—	0.1	0.3
Reassessment of taxes upon filing tax returns	0.3	(0.2)	0.4	(0.2)
Provision (benefit) related to stock based compensation, including ESPP dispositions	0.4	(1.4)	(1.9)	(1.7)
Benefit from reassessment of taxes upon foreign statutory tax rate change	—	—	(0.5)	—
Benefit from reversals of uncertain tax positions due to statute of limitation expirations	(1.8)	(13.5)	(1.8)	(13.5)

Benefit from income taxes	$0.8	$(11.8)	$0.8	$(9.0)

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

As of September 30, 2017, and December 31, 2016, gross unrecognized tax benefits that would affect the effective tax rate if recognized were$32.3 and $32.0 million, respectively, which would affect the effective tax rate, if recognized. Over the next twelve months, our existing tax positions will continue to generate increased liabilities for unrecognized tax benefits. It is reasonably possible that our gross unrecognized tax benefits will decrease up to $5.0 million in the next twelve months. These adjustments, if recognized, would positively impact our effective tax rate, and would be recognized as additional tax benefits in our Condensed Consolidated Statement of Operations. The reduction in unrecognized tax benefits relates primarily to a lapse of the statute of limitations for federal and state tax purposes.

In accordance with ASU 2013-11, we recorded $19.9 million of gross unrecognized tax benefits as an offset to deferred tax assets as of September 30, 2017, and the remaining $12.4 million has been recorded as noncurrent income taxes payable.

We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of September 30, 2017, and December 31, 2016, we have accrued $0.6 and $0.5 million, respectively, for potential payments of interest and penalties.

As of September 30, 2017, we were subject to examination by the Internal Revenue Service for the 2014-2015 tax years, state tax jurisdictions for the 2012-2015 tax years, the Netherlands tax authority for the 2012-2015 tax years, the Spanish tax authority for the 2013-2016 tax years, the Israel tax authority for the 2011-2015 tax years, and the Italian tax authority for the 2012-2015 tax years.

In Altera Corp. v. Commissioner, the U.S Tax Court issued an opinion on July 27, 2015, related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. To date, the U.S. Department of the Treasury has not withdrawn the requirement to include stock-based compensation in intercompany cost-sharing arrangements from its regulations. Due to the uncertainty related to the status of the current regulations and the basis of the appeal that has been filed by the Internal Revenue Service, we have not recorded any benefit as of September 30, 2017, in our Condensed Consolidated Statement of Operations. We will continue to monitor ongoing developments and potential impacts to our condensed consolidated financial statements.

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

Use and Economic Substance of Non-GAAP Financial Measures

We compute non-GAAP net income and non-GAAP earnings per diluted share by adjusting GAAP net income and GAAP earnings per diluted share to remove the impact of the amortization of acquisition-related intangibles, stock-based compensation expense, non-cash settlement of vacation liabilities, restructuring and other expense, acquisition-related transaction expenses, costs to integrate such acquisitions into our business, incremental cost of revenue due to the fair value adjustment to inventories acquired in business acquisitions, changes in the fair value of contingent consideration including the related foreign exchange fluctuation impact, revenue recognition review costs and litigation settlement charges, and non-cash interest expense related to our Notes. We use a constant non-GAAP tax rate of 19%, which we believe reflects the long-term average tax rate based on our international structure and geographic distribution of revenue and profit.

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

•

Expenses incurred to integrate businesses acquired of $0.2 and $1.0 million during the three and nine months ended September 30, 2017, respectively, and $0.6 and $1.5 million during the three and nine months ended September 30, 2016, respectively.

•

Acquisition-related transaction costs associated with businesses acquired during the periods reported and anticipated transactions of $0.6 and $1.8 million during the three and nine months ended September 30, 2017, respectively, and $0.4 and $1.7 million during the three and nine months ended September 30, 2016, respectively.

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

•

Revenue Recognition Review Costs and Litigation Settlements. As described in “Item 9A, Controls and Procedures” of our annual report on Form 10-K, for the year ended December 31, 2016, as amended in Amendment No. 2, our management concluded that we had material weaknesses in our internal control over financial reporting as of December 31, 2016 related to revenue recognition practices and therefore did not maintain effective internal control over financial reporting or effective disclosure controls and procedures, both of which are requirements of the Securities Exchange Act of 1934, as of that date. The review of our revenue recognition practices has required that we expend significant management time and incur significant accounting, legal, and other expenses totaling $4.7 million during the three and nine months ended September 30, 2017, and we expect to incur additional costs in future periods.

We settled, or accrued reserves related to, litigation claims of $0.1 and $0.3 million for the three and nine months ended September 30, 2017, respectively, and $0.1 and $0.9 million during the three and nine months ended September 30, 2016, respectively.

•

Tax effect of non-GAAP adjustments. We use a constant non-GAAP tax rate of 19%, which we believe reflects the long-term average tax rate based on our international structure and geographic distribution of revenue and profit. The long-term average tax rate is calculated in accordance with the principles of ASC 740, Income Taxes, after excluding the tax effect of the non-GAAP items described above and $10.3 million of previously unrecognized tax benefits associated with the 2012 sale of our Foster City building and land, which we recognized in the three and nine months ended September 30, 2016.

Usefulness of Non-GAAP Financial Information to Investors

Our non-GAAP measures, including ex-currency, are not in accordance with or an alternative to GAAP and may be materially different from other non-GAAP measures, including similarly titled non-GAAP measures, used by other companies. The presentation of this additional information should not be considered in isolation from, as a substitute for, or superior to, revenue, gross profit, operating expenses, net income, or earnings per diluted share prepared in accordance with GAAP. Non-GAAP financial measures have limitations in that they do not reflect certain items that may have a material impact upon our reported financial results. We expect to continue to incur expenses of a nature similar to the non-GAAP adjustments described above, and exclusion of these items from our non-GAAP net income and non-GAAP earnings per diluted share should not be construed as an inference that these costs are unusual, infrequent, or non-recurring.

RECONCILIATION OF GAAP NET INCOME TO NON-GAAP NET INCOME

(unaudited)

	Three Months Ended September 30,			Nine Months Ended September 30,
			Ex-Currency			Ex-Currency
(in millions, except per share data)	2017	2016	2017	2017	2016	2017
Net income	$3.5	$17.7	$3.5	$11.0	$25.0	$11.0

Cost of revenue adjustment - FFPS inventory valuation	0.1	—	0.1	1.3	—	1.3
Amortization of identified intangiblesassets and in-process R&D	12.3	10.4	12.3	34.8	29.4	34.8
Ex-currency adjustments	—	—	(0.4)	—	—	1.0
Restructuring and other	0.8	1.3	0.8	5.4	5.7	5.4
Stock-based compensation expense	4.6	8.6	4.6	22.5	26.9	22.5
Non-cash settlement of vacation liabilities by issuing RSUs	—	0.1	—	—	2.8	—
General and administrative:
Acquisition-related transaction costs	0.6	0.4	0.6	1.8	1.7	1.8
Changes in fair value of contingent consideration	0.4	4.3	0.4	2.2	6.3	2.2
Revenue recognition review costs and litigation settlements	4.8	0.1	4.8	5.1	0.9	5.1
Interest income and other income, net
Non-cash interest expense related to our Notes	3.3	3.1	3.3	9.7	9.2	9.7
Foreign exchange fluctuation related to contingent consideration	0.1	—	0.1	0.1	0.5	0.1
Balance sheet currency remeasurement impact	—	—	(0.4)	—	—	1.3
Tax effect on non-GAAP net income	(5.1)	(18.4)	(4.9)	(17.2)	(27.9)	(17.6)

Non-GAAP net income	$25.4	$27.5	$24.8	$76.7	$80.5	$78.6

Non-GAAP net income per diluted share	$0.54	$0.58	$0.53	$1.63	$1.68	$1.67

Shares for purposes of computing diluted Non-GAAP net income per share	46.9	47.6	46.9	47.1	47.8	47.1

RECONCILIATION OF GAAP REVENUE BY OPERATING SEGMENT TO

NON-GAAP EX-CURRENCY

(unaudited)

	Three months ended September 30,
(in millions)	GAAP		Ex-Currency			GAAP				Ex-Currency
		Percent	Ex-Currency		Percent	GAAP	Percent	Change from 2016 GAAP		Change from 2016 GAAP
	2017	of total	Adjustments	2017	of total	2016	of total	$	%	$	%
Industrial Inkjet	$142.9	58%	$(3.2)	$139.7	57%	$143.0	58%	$(0.1)	—%	$(3.3)	(2)%
Productivity Software	37.2	15	(0.4)	36.8	15	39.7	16	(2.5)	(6)	(2.9)	(7)
Fiery	68.3	27	(0.1)	68.2	28	62.9	26	5.3	9	5.3	8

Total revenue	$248.4	100%	$(3.7)	$244.7	100%	$245.6	100%	$2.7	1%	$(0.9)	—%

	Nine months ended September 30,
(in millions)	GAAP		Ex-Currency			GAAP				Ex-Currency
		Percent	Ex-Currency		Percent	GAAP	Percent	Change from 2016 GAAP		Change from 2016 GAAP
	2017	of total	Adjustments	2017	of total	2016	of total	$	%	$	%
Industrial Inkjet	$407.9	56%	$1.3	$409.2	56%	$408.9	56%	$(1.0)	—%	$0.3	—%
Productivity Software	111.3	15	0.3	111.6	15	108.6	15	2.7	3	3.0	3
Fiery	204.9	28	—	204.9	28	207.9	29	(2.9)	(1)	(3.0)	(1)

Total revenue	$724.1	100%	$1.6	$725.7	100%	$725.4	100%	$(1.2)	—%	$0.3	—%

RECONCILIATION OF GAAP REVENUE BY GEOGRAPHIC AREA TO

NON-GAAP EX-CURRENCY

(unaudited)

	Three months ended September 30,
(in millions)	GAAP		Ex-Currency			GAAP				Ex-Currency
	2017	Percent of total	Ex-Currency Adjustments	2017	Percent of total	GAAP 2016	Percent of total	Change from 2016 GAAP		Change from 2016 GAAP
								$	%	$	%
Americas	$129.5	52%	$(0.4)	$129.1	53%	$128.3	52%	$1.2	1%	$0.8	1%
EMEA	85.1	34	(2.7)	82.4	34	85.0	35	0.1	—	(2.6)	(3)
APAC	33.8	14	(0.6)	33.2	13	32.3	13	1.5	5	0.9	3

Total revenue	$248.4	100%	$(3.7)	$244.7	100%	$245.6	100%	$2.8	1%	$(0.9)	—%

	Nine months ended September 30,
(in millions)	GAAP		Ex-Currency			GAAP				Ex-Currency
	2017	Percent of total	Ex-Currency Adjustments	2017	Percent of total	GAAP 2016	Percent of total	Change from 2016 GAAP		Change from 2016 GAAP
								$	%	$	%
Americas	$353.4	49%	$(0.6)	$352.8	49%	$364.0	50%	$(10.6)	(3)%	$(11.2)	(3)%
EMEA	274.6	38	2.2	276.8	38	264.5	37	10.2	4	12.4	5
APAC	96.1	13	—	96.1	13	96.9	13	(0.8)	(1)	(0.8)	(1)

Total revenue	$724.1	100%	$1.6	$725.7	100%	$725.4	100%	$(1.2)	—%	$0.4	—%

RECONCILIATION OF GROSS PROFIT BY OPERATING SEGMENT TO

NON-GAAP EX-CURRENCY

(unaudited)

	Three months ended September 30,				Nine months ended September 30,
	GAAP	Ex-Currency Adjustments	Ex-Currency	GAAP	GAAP	Ex-Currency Adjustments	Ex-Currency	GAAP
(in millions)	2017		2017	2016	2017		2017	2016
Industrial Inkjet
Revenue	$142.9	$(3.2)	$139.7	$143.0	$407.9	$1.3	$409.2	$408.9
Gross profit	53.4	(1.7)	51.7	50.4	155.0	0.7	155.7	141.9
Gross profit percentages	37.4%		37.0%	35.3%	38.0%		38.0%	34.7%
Productivity Software
Revenue	$37.2	$(0.4)	$36.8	$39.7	$111.3	$0.3	$111.6	$108.6
Gross profit	26.7	(0.3)	26.4	30.0	81.4	—	81.4	81.0
Gross profit percentages	71.7%		71.7%	75.7%	73.2%		73.0%	74.6%
Fiery
Revenue	$68.3	$(0.1)	$68.2	$62.9	$204.9	0.1	$205.0	$207.9
Gross profit	47.9	—	47.9	45.4	143.8	0.1	143.9	147.9
Gross profit percentages	70.2%		70.2%	72.1%	70.2%		70.2%	71.2%

Operating segment profit (i.e., gross profit) is reconciled to our Condensed Consolidated Statements of Operations during the three and nine months ended September 30, 2017 and 2016 as follows (in thousands):

	Three months ended September 30,				Nine months ended September 30,
	GAAP	Ex-Currency Adjustments	Ex-Currency	GAAP	GAAP	Ex-Currency Adjustments	Ex-Currency	GAAP
(in millions)	2017		2017	2016	2017		2017	2016
Segment gross profit	$128.0	$(2.0)	$126.0	$126.0	$380.2	$0.8	$381.0	$370.8
Stock-based compensation expense	(0.5)	—	(0.5)	(0.6)	(2.0)	—	(2.0)	(1.9)
Other items excluded from segment profit	—	—	—	—	—	—	—	(0.3)

Gross profit	$127.5	$(2.0)	$125.5	$125.5	$378.2	$0.8	$379.0	$368.6

RECONCILIATION OF GAAP OPERATING EXPENSES TO

NON-GAAP EX-CURRENCY

(unaudited)

	Three months ended September 30,
(in thousands)	GAAP	Ex-Currency		GAAP			Ex-Currency
	2017	Ex-Currency Adjustments	2017	2016	Change from 2016 GAAP		Change from 2016 GAAP
					$	%	$	%
Research and development	$39,585	$(580)	$39,005	$36,933	$2,652	7%	$2,072	6%
Sales and marketing	42,269	(679)	41,590	43,060	(791)	(2)	(1,470)	(3)
General and administrative	25,075	(240)	24,835	24,088	987	4	747	3
Restructuring and other	833	(5)	828	1,308	(475)	(36)	(480)	(37)
Amortization of identified intangibles	12,299	(368)	11,931	10,395	1,904	18	1,536	15

Total operating expenses	$120,061	$(1,872)	$118,189	$115,784	$4,277	4%	$2,405	2%

	Nine months ended September 30,
(in thousands)	GAAP	Ex-Currency		GAAP			Ex-Currency
	2017	Ex-Currency Adjustments	2017	2016	Change from 2016 GAAP		Change from 2016 GAAP
					$	%	$	%
Research and development	$118,201	$(392)	$117,809	$111,731	$7,453	7%	$6,078	5%
Sales and marketing	129,018	274	129,292	127,360	1,658	1	1,932	2
General and administrative	67,239	(46)	67,193	66,366	873	1	827	1
Restructuring and other	5,421	43	5,464	5,733	(311)	(5)	(269)	(5)
Amortization of identified intangibles	34,829	(316)	34,513	29,360	5,469	19	5,153	18

Total operating expenses	$354,708	$(437)	$354,271	$340,550	$15,142	4%	$13,721	4%

Liquidity and Capital Resources

Overview

Cash, cash equivalents, and short-term investments decreased by $66.0 million to $393.8 million as of September 30, 2017, from $459.7 million as of December 31, 2016. The decrease was primarily due to cash consideration paid for the acquisition of GD, CRC, and FFPS of $16.7 million, repurchases under our stock repurchase program of $47.0 million, net settlement of shares for employee common stock related tax liabilities and the stock option exercise price of certain stock options of $10.0 million, cash payments for property and equipment of $8.7 million, restricted investment and cash equivalent funding of $21.5 million related to the lease of the Manchester construction project, acquisition-related contingent consideration payments of $9.5 million, and debt repayments of $10.8 million, partially offset by cash flows provided by operating activities of $42.4 million, proceeds from ESPP purchases and stock option exercises of $11.7 million, and the impact of foreign exchange rate changes of $4.2 million.

(in thousands)	September 30, 2017	December 31, 2016	Change
Cash and cash equivalents	$175,830	$164,313	$11,517
Short term investments	217,923	295,428	(77,505)

Total cash, cash equivalents, and short-term investments	$393,753	$459,741	$(65,988)

	Nine months ended September 30,
(in thousands)	2017	2016	Change
Net cash provided by operating activities	$42,441	$55,824	$(13,383)
Net cash provided by (used for) investing activities	30,413	(13,668)	44,081
Net cash used for financing activities	(65,505)	(65,402)	(103)
Effect of foreign exchange rate changes on cash and cash equivalents	4,168	2,158	2,010

Increase (decrease) in cash and cash equivalents	$11,517	$(21,088)	$32,605

Cash, cash equivalents, and short-term investments held outside of the U.S. in various foreign subsidiaries were $116.3 and $94.2 million as of September 30, 2017, and December 31, 2016, respectively, and will be used to fund local operations and finance international acquisitions. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. federal and state income taxes on some or all of these funds. However, our intent is to indefinitely reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

Based on past performance and current expectations, we believe that our cash, cash equivalents, short-term investments, and cash generated from operating activities will satisfy our working capital, capital expenditure, investment, stock repurchase, commitments (see Note 8 – Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements), and other liquidity requirements associated with our existing operations through at least the next twelve months. We believe that the most strategic uses of our cash resources include business acquisitions, strategic investments to gain access to new technologies, repurchases of shares of our common stock, and working capital. At September 30, 2017, cash, cash equivalents, and short-term investments available were $393.8 million. We believe that our liquidity position and capital resources are sufficient to meet our operating and working capital needs.

Operating Activities

During the nine months ended September 30, 2017, our cash provided by operating activities was approximately $42.4 million.

Net cash provided by operating activities consists primarily of net income of $11.0 million and non-cash charges and credits of $90.4 million, partially offset by the net change in operating assets and liabilities of $59.0 million. Non-cash charges and credits of $90.4 million consist primarily of $48.0 million in depreciation and amortization, $22.5 million of stock-based compensation expense, non-cash accretion of interest expense of $11.2 million, provision for bad debts and sales-related allowances of $10.9 million, provision for inventory obsolescence of $3.6 million, and other non-cash charges and credits of $3.3 million, partially offset by deferred tax credits of $9.1 million. The net change in operating assets and liabilities of $59.0 million consists primarily of increased gross accounts receivable of $21.5 million, increased gross inventories of $29.8 million, increased other current assets of $12.6 million, and decreased net income taxes payable of $5.9 million, partially offset by increased accounts payable and accrued liabilities of $10.9 million.

Accounts Receivable

Our primary source of operating cash flow is the collection of accounts receivable from our customers. One measure of the effectiveness of our collection efforts is average days sales outstanding for accounts receivable (“DSO”). DSOs were 88 and 76 days at September 30, 2017 and December 31, 2016, respectively. We calculate DSO by dividing net accounts receivable at the end of the quarter by revenue recognized during the quarter, multiplied by the total days in the quarter.

DSOs increased during the nine months ended September 30, 2017, compared with December 31, 2016, primarily due to sales with extended payment terms and a non-linear sales cycle resulting in significant billings at the end of the quarter. We expect DSOs to vary from period to period because of changes in the mix of business between direct customers and end user demand driven through the leading printer manufacturers, the effectiveness of our collection efforts both domestically and overseas, and variations in the linearity of our sales. As the percentage of Industrial Inkjet and Productivity Software related revenue increases, we expect DSOs will trend higher. Our DSOs related to the Industrial Inkjet and Productivity Software operating segments are traditionally higher than those related to the significant printer manufacturer customers / distributors in our Fiery operating segment as, historically, these Fiery customers have been granted shorter payment terms and have paid on a more timely basis.

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

Trade receivables sold cumulatively under these facilities were $15.3 and $3.1 million during the nine months ended September 30, 2017 on a recourse and nonrecourse basis, respectively, which approximates the cash received. The receivables that were sold to third parties were removed from the Condensed Consolidated Balance Sheet and were reflected as cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows.

Inventories

Our inventories are procured primarily in support of the Industrial Inkjet and Fiery operating segments. The majority of our Industrial Inkjet products are manufactured internally, while Fiery production is primarily outsourced. The result is lower inventory turnover for Industrial Inkjet inventories compared with Fiery inventories.

Our net inventories increased by $35.6 million to $131.9 million at September 30, 2017 from $96.3 million at December 31, 2016 primarily due to the increase in Industrial Inkjet inventories, including our Nozomi products, launched in the third quarter of 2017, and acquisition of FFPS inventories. Inventory turnover was 3.6 during the quarter ended September 30, 2017 compared with 5.2 turns during the quarter ended December 31, 2016. We calculate inventory turnover by dividing annualized current quarter cost of revenue by ending inventories. In 2016, we introduced the Nozomi single-pass industrial digital inkjet platform, which was launched in the third quarter of 2017 for the corrugated, paper packaging, display printing, and other related markets. The Nozomi printer is a single pass, 1.8-meter, and high speed LED industrial digital inkjet corrugated packaging press for the corrugated, paper packaging, and display printing markets that prints up to 75 linear meters (246 linear feet) per minute.

Investing Activities

Acquisitions

On August 14, 2017, we acquired GD for cash consideration of $3.2 million, net of cash acquired, plus an additional potential future cash earnout, which is contingent on achieving certain revenue and operating profit performance targets. GD provides software to textile and fashion designers for the creation and design of prints and patterns, color matching, and color palette creation and management within our Fiery operating segment.

On May 8, 2017, we acquired CRC from Reynolds for cash consideration of $7.6 million. CRC provides business process automation software for commercial label and packaging printers included in the Midmarket Print Suite within our Productivity Software operating segment.

On January 31, 2017, we purchased the FFPS business from Xerox for cash consideration of $5.9 million, plus $18.0 million of future cash payments, of which $9.0 million was paid in July 2017 and $9.0 million is payable in July 2018. The FFPS business manufactures and markets the FFPS DFE, which is a DFE that previously competed with our Fiery DFE.

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

Investments

Proceeds from sales and maturities of marketable securities, net of purchases, were $77.4 and $27.3 million during the nine months ended September 30, 2017 and 2016, respectively. We have classified our investment portfolio as “available for sale.” Our investments are made with a policy of capital preservation and liquidity as primary objectives. We may hold investments in fixed income debt securities to maturity; however, we may sell an investment at any time if the quality rating of the investment declines, the yield on the investment is no longer attractive, or we have better uses for the cash. Since we invest primarily in investment securities that are highly liquid with a ready market, we believe the purchase, maturity, or sale of our investments has no material impact on our overall liquidity.

Property and Equipment, Net

Our property and equipment additions have historically been funded from operating activities. Net purchases of property and equipment were $8.7 and $17.6 million during the nine months ended September 30, 2017 and 2016, respectively, including the 2016 purchase of single pass digital inkjet printer manufacturing and engineering equipment in the Americas and Spain.

Restricted Cash and Investments

We have restricted cash equivalents and investments that are required to be maintained by the lease related to our Manchester, New Hampshire, construction project, which is described more fully in Note 8 – Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements.

The funds pledged under the lease represent 115% of the total expenditures made by BTMU through September 30, 2017. The funds are invested in $20.9 and $5.8 million of U.S. government securities and cash equivalents, respectively, with a third party trustee and are restricted during the construction period. Upon completion of construction, the funds will be released as cash and cash equivalents. The portion of released funds that represents 100% of the total expenditures made by BTMU will be deposited with BTMU and restricted as collateral until the end of the underlying lease period.

The funds pledged as collateral are invested in U.S. government securities and cash equivalents as of September 30, 2017, and are classified as Level 1 in the fair value hierarchy as more fully defined in Note 5—Investments and Fair Value Measurements of the Notes to Condensed Consolidated Financial Statements.

Financing Activities

Stock Option and ESPP Proceeds

Historically, our recurring cash flows provided by financing activities have been from the receipt of cash from the issuance of common stock through the exercise of stock options and employee purchases of ESPP shares. We received proceeds from the exercise of stock options of $1.7 and $0.6 million and employee purchases of ESPP shares of $10.0 and $9.8 million during the nine months ended September 30, 2017 and 2016, respectively. While we may continue to receive proceeds from these plans in future periods, the timing and amount of such proceeds are difficult to predict and are contingent on certain factors including the price of our common stock, the timing and number of stock options exercised by employees that had participated in these plans, net settlement options, employee participation in our ESPP, and general market conditions. We anticipate that cash provided from the exercise of stock options will decline as we have shifted to issuance of RSUs, rather than stock options.

Treasury Stock Purchases

The primary use of funds for financing activities during the nine months ended September 30, 2017 and 2016 was $56.9 and $65.3 million, respectively, of cash used to repurchase outstanding shares of our common stock. Such repurchases included $10.0 and $7.6 million used for net settlement of shares for the exercise price of certain stock options and any tax withholding obligations incurred connected with such exercises and tax withholding obligations that arose on the vesting of RSUs during the nine months ended September 30, 2017 and 2016, respectively.

On November 9, 2015, the board of directors approved the repurchase of $150 million of outstanding common stock commencing January 1, 2016. On September 11, 2017, the board of directors approved an additional $125 million for our share repurchase program commencing September 11, 2017. At that time, $28.8 million remained available for repurchase under the 2015 authorization. The 2017 authorization thereby increased the repurchase authorization to $153.8 million of our common stock. This authorization expires December 31, 2018. Under this publicly announced plan, we repurchased 1.0 and 1.4 million shares for an aggregate purchase price of $47.0 and $57.7 million during the nine months ended September 30, 2017 and 2016, respectively.

Earnout Payments

Cash payments related to earnouts during the nine months ended September 30, 2017 of $9.5 million are primarily related to the previously accrued Shuttleworth, Rialco, and Reggiani contingent consideration liabilities. Earnout payments during the nine months ended September 30, 2016 of $1.9 million are primarily related to the previously accrued DirectSmile, SmartLinc, and Metrix contingent consideration liabilities.

Acquisition-related Debt Payments

We paid approximately $10.8 and $8.5 million of indebtedness during the nine months ended September 30, 2017 and 2016, respectively, related to the FFPS acquisition or assumed in the Optitex, Matan, and Rialco acquisitions.

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

On August 26, 2016, we entered into a six-year lease with BTMU whereby a 225,000 square foot manufacturing and warehouse facility is under construction related to our super-wide format industrial digital inkjet printer business in the Industrial Inkjet operating segment at a projected cost of $40 million and a construction period of 18 months. Minimum lease payments during the initial six-year term are $1.8 million. Upon completion of the initial six-year term, we have the option to renew the lease, purchase the facility, or return the facility to BTMU subject to an 89% residual value guarantee under which we would recognize additional rent expense in the form of a variable rent payment. We have assessed our exposure in relation to the residual value guarantee and believe that there is no deficiency to the guaranteed value with respect to funds expended by BTMU as of September 30, 2017. We are treated as the owner of the facility for federal income tax purposes.

The funds pledged under the lease represent 115% of the total expenditures made by BTMU through September 30, 2017. The funds are invested in $20.9 and $6.8 of million U.S. government securities and cash equivalents, respectively, with a third party trustee and will be restricted during the construction period. Upon completion of construction, the funds will be released as cash and cash equivalents. The portion that represents 100% of the total expenditures made by BTMU will be deposited with BTMU and restricted as collateral until the end of the underlying lease period.

Contractual Obligations

Please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Contractual Obligations” presented in our Annual Report on Form 10-K, as amended in Amendment No. 2, during the year ended December 31, 2016. There were no material changes during the nine months ended September 30, 2017.

Item 3:	Quantitative and Qualitative Disclosures About Market Risk

Market Risk

We are exposed to various market risks. Market risk is the potential loss arising from adverse changes in market rates and prices, general credit, foreign currency exchange rate fluctuations, liquidity, and interest rate risks, which may be exacerbated by the tight global credit market and increase in economic uncertainty that have affected various sectors of the financial market and continue to cause credit and liquidity issues. We do not enter into derivatives or other financial instruments for trading or speculative purposes. We may enter into financial instrument contracts to manage and reduce the impact of changes in foreign currency exchange rates on earnings and cash flows. The counterparties to such contracts are major financial institutions. We hedge our operating expense exposure in Indian rupees. The notional amount of our Indian rupee cash flow hedge was $3.8 million at September 30, 2017. We hedge balance sheet remeasurement exposures using forward contracts not designated for hedge accounting treatment with notional amounts of $188.0 million at September 30, 2017 consisting of hedges of British pound sterling, Brazilian real, Israeli shekel, Japanese yen, Chinese renminbi and Euro-denominated intercompany balances with notional amounts of $99.6 million, hedges of Brazilian real, British pound sterling, Australian dollar, Canadian dollar, Israeli shekel, and Euro-denominated trade receivables with notional amounts of $46.5 million, and hedges of British pounds sterling, Indian rupee, Israeli shekel, Canadian dollar, and Euro-denominated other net monetary assets with notional amounts of $41.9 million.

Since Europe represents a significant portion of our revenue and cash flow, SEC encourages disclosure of our European concentrations of credit risk regarding gross receivables, related reserves, and aging on a region or country basis, and the impact on liquidity with respect to estimated timing of receivable payments. Since Europe is composed of varied countries and regional economies, our European risk profile is somewhat more diversified due to the varying economic conditions among the countries. Approximately 32% of our receivables are with European customers as of September 30, 2017. Of this amount, 31% of our European receivables (10% of consolidated receivables) are in the higher risk southern European countries (mostly Italy, Spain, and Portugal), which are adequately reserved.

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

Interest Rate Risk

Hypothetical changes in the fair values of financial instruments held by us at September 30, 2017 that are sensitive to changes in interest rates are presented below. The modeling technique measures the change in fair value arising from selected potential changes in interest rates. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 100 basis points over a twelve month time horizon (in thousands):

Valuation of securities given an interest rate decrease of 100 basis points	No change in interest rates	Valuation of securities given an interest rate increase of 100 basis points
$245,295	$242,348	$239,400

European investments are required to be disclosed by counterparty (i.e., sovereign and non-sovereign) and by country. We have no European sovereign debt investments. Our European debt and investments consist of non-sovereign corporate debt securities of $16.1 million, which represents 12% of our corporate debt instruments (7% of our short-term investments) at September 30, 2017. European debt investments are with corporations domiciled in the northern and central European countries of Sweden, Netherlands, Norway, Switzerland, France, and the U.K. We do not have any short-term investments with corporations domiciled in the higher risk “southern European” countries (i.e., Italy, Spain, Greece, and Portugal) or in Ireland. We believe that we do not have significant exposure with respect to our money market and corporate debt investments in Europe.

As of September 30, 2017, we have $345 million principal amount of Notes outstanding. We carry these instruments at face value less unamortized discount on our Condensed Consolidated Balance Sheets. Since these instruments bear interest at fixed rates, we have no financial statement risk associated with changes in interest rates. Although the fair value of these instruments fluctuates when interest rates change, a substantial portion of the market value of our Notes that exceeds the outstanding principal amount relates to the conversion premium. Please refer to Note 5 – Investments and Fair Value Measurements and Note 6 – Convertible Senior Notes, Note Hedges, and Warrants of the Notes to Condensed Consolidated Financial Statements.

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

We hedge our operating expense exposure in Indian rupees. The notional amount of our Indian rupee cash flow hedge was $3.8 million at September 30, 2017. We hedge balance sheet remeasurement exposures using forward contracts not designated for hedge accounting treatment with notional amounts of $188.0 million at September 30, 2017 consisting of hedges of British pound sterling, Brazilian real, Israeli shekel, Japanese yen, Chinese renminbi and Euro-denominated intercompany balances with notional amounts of $99.6 million, hedges of Brazilian real, British pound sterling, Australian dollar, Canadian dollar, Israeli shekel, and Euro-denominated trade receivables with notional amounts of $46.5 million, and hedges of British pounds sterling, Indian rupee, Israeli shekel, Canadian dollar and Euro-denominated other net monetary assets with notional amounts of $41.9 million.

The impact of hypothetical changes in foreign exchanges rates on revenue and income from operations are presented below. The modeling technique measures the change in revenue and income from operations resulting from changes in selected foreign exchange rates with respect to the Euro, British pound sterling, and Chinese renminbi of plus or minus one percent during the three months ended September 30, 2017 as follows (in thousands):

	Impact of a foreign exchange rate decrease of one percent	No change in foreign exchange rates	Impact of a foreign exchange rate increase of one percent
Revenue	$726,292	$724,097	$721,902

Income from operations	$24,121	$23,531	$22,941

Item 4:	Controls and Procedures

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017, the end of the period covered by this interim report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2017, due to material weaknesses in our internal control over financial reporting. Our internal control over financial reporting is the process designed by and under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America.

As described in “Item 9A. Controls and Procedures” of our annual report on Form 10-K, as amended in Amendment No. 2, for the year ended December 31, 2016, management performed its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2016, and concluded that our internal control over financial reporting as of that date was not effective because of the material weaknesses described below.

Our management determined that, as of December 31, 2016, the following material weaknesses existed in our internal control over financial reporting:

1.	Our internal controls were not designed effectively to ensure that, operational changes which may impact revenue recognition were appropriately and timely evaluated to determine the accounting impact.

2.	We did not sufficiently staff, with appropriate levels of experience and training, to allow for the adequate monitoring and timely communication of operational changes, including those which may impact revenue recognition on an ongoing basis.

3.	Our internal control over excess and obsolete finished goods printer inventory reserves at our Italian manufacturing subsidiary was not designed effectively to conduct a sufficiently precise evaluation of the classification, condition, and salability of each printer and the cost accounting department was not staffed sufficiently to mitigate limitations relating to these reserves in the ERP system used solely at this subsidiary.

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

Material Weakness Discussion and Remediation

Management analyzed the impact resulting from the identified material weaknesses and concluded that it did not have a material impact on our previously issued consolidated financial statements. However, due to the effect of recording an out-of-period correction in our current financial statements, management has determined to prospectively restate our financial statements to give effect to the correction related to the excess and obsolescence and related Italian inventory immaterial misstatements when future financial statements are filed. The impact to net income for the years ended December 31, 2016 and 2015 for this correction is a decrease of $0.6 and $1.3 million, respectively, from amounts previously reported of $45.5 and $33.5 million, respectively.

Notwithstanding the material weaknesses in our internal control over financial reporting, we concluded that our previously issued consolidated financial statements and other financial information included in our filings fairly present in all material respects our financial condition, results of operations, and cash flows as of, and for, the periods presented. The foregoing has been approved by our management, including our Chief Executive Officer and Chief Financial Officer, who have been involved with the reassessment and analysis of our internal control over financial reporting.

The material weaknesses did not result in a material misstatement in the financial statements included in our annual report on Form 10-K, as amended in Amendment No. 2, for the year ended December 31, 2016, or previously issued financial statements; however, we concluded that, as of December 31, 2016, there was a reasonable possibility that material misstatements could occur in the consolidated financial statements.

Plan for Remediation of Material Weaknesses

Following the identification of the foregoing material weaknesses, management commenced implementation of a remediation plan, which is ongoing. Management believes that the plan, once complete, will remediate the material weaknesses described above. The following steps of the remediation plan are currently in process, and management may determine to enhance existing controls and/or implement additional controls as the implementation progresses:

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

We are in the process of further reviewing, documenting, and testing our internal controls over financial reporting, and we may from time to time make changes aimed at enhancing existing controls and/or implementing additional controls. Because the implementation of our remediation plan was ongoing as of September 30, 2017, and because there was insufficient time as of September 30, 2017, to demonstrate that the new controls implemented as part of the remediation plan were operating effectively as of that date, management concluded that the material weaknesses described in our amended annual report above, remain unremediated as of September 30, 2017.

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

Evaluation of Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated changes in our internal control over financial reporting that occurred during the third quarter of 2017. Based on that evaluation, except for the changes described above, our Chief Executive Officer and Chief Financial Officer did not identify any change in our internal control over financial reporting during the third quarter of 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

At this time, we do not believe it is probable that we will incur a material loss in this matter. However, it is reasonably possible that our financial statements could be materially affected by an unfavorable resolution of this matter. Because this matter is in the preliminary stages, we are not yet in a position to estimate the amount or range of reasonably possible loss that may be incurred.

Purported Derivative Shareholder Lawsuits

On August 22, 2017, a purported derivative shareholder complaint was filed in the Superior Court of the State of California for the County of Alameda captioned Schiffmiller v. Gecht, No. RG17873197. The complaint makes claims derivatively and on behalf of the Company as nominal defendant against the Company’s named executive officers and directors for alleged breaches of fiduciary duties and unjust enrichment, and alleges, among other things, that statements by the Company and its officers about the Company’s financial reporting, revenue recognition, internal controls, and disclosure controls and procedures were false or misleading. The complaint alleges the Company has suffered damage as a result of the individual defendants’ alleged actions, and seeks an unspecified amount of damages, restitution, and declaratory and other relief. The derivative action has been stayed pending the resolution of the Pipitone class action described above.

At this time, we do not believe it is probable that we will incur a material loss in this matter. However, it is reasonably possible that our financial statements could be materially affected by an unfavorable resolution of this matter. Because this matter has been stayed pending resolution of the Pipitone class action described above, we are not yet in a position to estimate the amount or range of reasonably possible loss that may be incurred. Because this matter has been stayed pending resolution of the Pipitone class action described above, we are not yet in a position to estimate the amount or range of reasonably possible loss that may be incurred.

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

In addition to information regarding risk factors that appears in “Management’s Discussion and Analysis – Forward-looking Statements” in Part I, Item 2, of this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A, and Part II, Items 7 and 7A, of our Annual Report on Form 10-K, as amended in Amendment No. 2, for the year ended December 31, 2016 (the “2016 Form 10-K”), which could materially affect our business, financial condition, or future results. The risks described herein and in our 2016 Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

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

As described in “Item 9A, Controls and Procedures” of our annual report on Form 10-K, as amended in Amendment No. 2, for the year ended December 31, 2016 (“annual report”), our management concluded that we had material weaknesses in our internal control over financial reporting as of December 31, 2016 related to revenue recognition practices at a single manufacturing location as well as inventory valuation practices at our Italian manufacturing location and therefore did not maintain effective internal control over financial reporting or effective disclosure controls and procedures, both of which are requirements of the Securities Exchange Act of 1934, as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Following the identification of the material weaknesses, management implemented remediation plans, which are ongoing as of September 30, 2017. Because there was insufficient time as of September 30, 2017, to demonstrate that the new controls implemented as part of the remediation plan were operating effectively as of that date, management concluded that the material weaknesses described in our Annual Report on Form 10-K, as amended in Amendment No. 2, for the year ended December 31, 2016, as amended, still existed as of September 30, 2017.

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

We operate in a highly competitive, quickly changing environment, and our future success depends on our ability to develop or acquire, and introduce new products that achieve broad market acceptance. Our future success will depend in large part upon our ability to identify demand trends and quickly develop or acquire, and manufacture and sell products that satisfy these demands in a cost effective manner. In order to differentiate our products from our competitors’ products, we must continue to increase our focus and capital investment in research and development. For example, we have committed substantial resources expressed in both man-hours and financial investment to the development of our Nozomi single-pass industrial digital inkjet platform, which was introduced in 2016 and launched in the third quarter of 2017, for the corrugated, paper packaging, display printing, and other related markets. We have invested significantly in the research and development, sales and marketing, and manufacturing processes required to successfully launch this product. While we have indications of interest from potential customers, we are unable to predict the actual level of demand for this product because Nozomi is a new product and the indications of interest are cancellable and may not ultimately become orders. If this product is not successful in the market, then our condensed consolidated financial position and results of operations could be materially impacted.

Successfully predicting demand trends is difficult, and it is very difficult to predict the effect introducing a new product will have on existing product sales. We will also need to respond effectively to new product announcements by our competitors by quickly introducing competitive products. Any future delays in product development and introduction, or product introductions that do not meet broad market acceptance, or unsuccessful launches of new product lines could result in:

•	loss of or delay in revenue and loss of market share;

•	negative publicity and damage to our reputation and brand;

•	a decline in the average selling price of our products;

•	adverse reactions in our sales channels, such as reduced shelf space, reduced online product visibility, or loss of sales channel;

•	increased levels of product returns; and

•	failure to recover amounts invested

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Our stock repurchases during the quarter ended September 30, 2017 are as follows (in thousands, except for per share amounts):

Issuer Purchases of Equity Securities

Total	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans (1)
July 2017	172	$48.51	164	$33,344
August 2017	159	39.70	107	28,802
September 2017	27	35.25	—	153,802

Totals	358	$43.61	271

(1)	In November 2015, our board of directors authorized $150 million for the repurchase of our outstanding common stock commencing January 1, 2016. On September 11, 2017, the board of directors approved an increase of $125 million for our share repurchase program commencing September 11, 2017. At that time, $28.8 million remained available for repurchase under the 2015 authorization. The 2017 authorization thereby increased the repurchase authorization to $153.8 million of our common stock. This authorization expires December 31, 2018. Under this publicly announced plan, we repurchased 0.3 million shares for an aggregate purchase price of $12.5 million during the three months ended September 30, 2017.
(2)	Includes less than 0.1 million shares purchased from employees to satisfy the exercise price of certain stock options and any tax withholding obligations incurred in connection with such exercises and minimum tax withholding obligations that arose on the vesting of RSUs.

Item 3:	Defaults Upon Senior Securities

None.

Item 4:	Mine Safety Disclosure

Not applicable.

Item 5:	Other Information

Correction of Prior Period Information

As discussed in Note 1 to the condensed consolidated financial statements, during the preparation of the condensed consolidated financial statements for the three and nine months ended September 30, 2017, we identified certain errors at our Italian manufacturing subsidiary attributable to the valuation and classification of certain finished goods inventory. The preceding resulted in an understatement of cost of revenue in 2015 and operating expenses in 2016.

We consider the correction to previously issued financial statements to be immaterial.

We plan to prospectively restate our financial statements as they are issued in future filings. The impact to net income for the years ended December 31, 2016 and 2015 for this correction is a decrease of $0.6 and $1.3 million, respectively, from amounts previously reported of $45.5 and $33.5 million, respectively.

Item 6:	Exhibits

No.	Description

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Amended and Restated Bylaws of Electronics For Imaging, Inc. (as amended August 12, 2009) (2)

10.1	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as an exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on February 22, 2017 (File No. 000-18805) and incorporated herein by reference.
(2)	Filed as an exhibit 3.2 to the Company’s Current Report on Form 8-K filed on August 17, 2009 (File No. 000-18805) and incorporated herein by reference.

EXHIBIT INDEX

No.	Description

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Amended and Restated Bylaws of Electronics For Imaging, Inc. (as amended August 12, 2009) (2)

10.1	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as an exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on February 22, 2017 (File No. 000-18805) and incorporated herein by reference.
(2)	Filed as an exhibit 3.2 to the Company’s Current Report on Form 8-K filed on August 17, 2009 (File No. 000-18805) and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRONICS FOR IMAGING, INC.

Date: November 27, 2017	/s/ Guy Gecht
Guy Gecht
Chief Executive Officer (Principal Executive Officer)

Date: November 27, 2017	/s/ Marc Olin
Marc Olin
Chief Financial Officer (Principal Financial and Accounting Officer)