Form 10-K/A
period 2017-12-31
ELECTRONICS FOR IMAGING INC
filed 2018-03-19
CIK 867374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (Amendment No. 1) is being filed to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (Original Filing), filed with the U.S. Securities and Exchange Commission on March 16, 2018 (Original Filing Date). The sole purpose of this Amendment No. 1 is to amend the following:

•	Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the explanation of the fluctuation in Industrial Inkjet Gross Profit on page 57 which inadvertently stated “gross profit increased to 35.5% (35.7% ex-currency using 2015 exchange rates) in 2016 from 34.2% in 2015” which should have stated “gross profit increased to 35.4% (35.6% ex-currency using 2015 exchange rates) in 2016 from 33.7% in 2015”

•	Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources, in the explanation of the fluctuation in Accounts Payable, Accrued and Other Liabilities, and Income Taxes Receivable/Payable, Net on page 86 which inadvertently stated working capital as $454.5 million, which should have been $456.7 million

•	Item 8. Financial Statements and Supplementary Data, specifically to revise the information included in the Consolidated Balance Sheet as of December 31, 2017 on page 97, which inadvertently stated “Total current liabilities” as $278,167, which should have been $283,167 (amounts are stated in thousands)

•	Note 4 to the Consolidated Financial Statements on page 130, which inadvertently stated “Contingent consideration—current” as $14,992, which should have been $14,922 (amounts are stated in thousands)

Except as described above, no changes have been made to the Original Filing and this Amendment No. 1 does not modify, amend or update any of the financial or other information contained in the Original Filing. This Amendment No. 1 does not reflect events that may have occurred subsequent to the Original Filing Date.

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

The Industrial Inkjet gross profit percentage increased to 35.4% (35.6% ex-currency using 2015 exchange rates) in 2016 from 33.7% in 2015. Gross profit percentages improved by leveraging efficiencies in our worldwide digital inkjet printer manufacturing operations, centralizing super-wide format textile digital inkjet printer production in Italy, transferring production of super-wide format roll-to-roll digital inkjet printers to Israel to leverage the lower cost platform that location provides, reducing warranty expense as a percentage of revenue due to engineering and quality improvements, and increasing ink revenue as a percentage of consolidated Industrial Inkjet revenue. Our ink business generates a higher gross profit percentage than other elements of our Industrial Inkjet operating segment.

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

Accounts Payable, Accrued and Other Liabilities, and Income Taxes Receivable/Payable, Net

Our operating cash flows are impacted by the timing of payments to our vendors for accounts payable and by our accrual of liabilities. The change in accounts payable, accrued and other liabilities, and income taxes receivable/payable, net, decreased our cash flows provided by operating activities by $12.0, $1.8, and $10.6 million in 2017, 2016, and 2015, respectively. Our working capital, defined as current assets minus current liabilities, was $456.7 and $549.7 million at December 31, 2017 and 2016, respectively.

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

Electronics For Imaging, Inc.

Consolidated Balance Sheets

	December 31,
(in thousands)	2017	2016
Assets
Current assets:
Cash and cash equivalents	$170,345	$164,313
Short-term investments, available for sale	148,697	295,428
Accounts receivable, net of allowances of $32.2 and $23.3 million, respectively	244,416	220,813
Inventories	125,813	96,338
Income taxes receivable	4,565	975
Assets held for sale	4,200	3,781
Other current assets	41,799	31,881

Total current assets	739,835	813,529
Property and equipment, net	98,762	103,474
Restricted cash equivalents and investments	32,531	6,252
Goodwill	403,278	359,841
Intangible assets, net	123,008	122,997
Deferred tax assets	45,083	58,477
Other assets	15,504	14,359

Total assets	$1,458,001	$1,478,929

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$123,935	$114,287
Accrued and other liabilities	98,090	85,505
Deferred revenue	55,833	53,813
Income taxes payable	5,309	10,256

Total current liabilities	283,167	263,861
Convertible senior notes, net	318,957	304,484
Imputed financing obligation related to build-to-suit lease	13,944	14,152
Noncurrent contingent and other liabilities	28,801	42,786
Deferred tax liabilities	11,652	15,601
Noncurrent income taxes payable	20,169	12,030

Total liabilities	676,690	652,914

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 150,000 shares authorized; 54,249 and 53,038 shares issued, respectively	542	530
Additional paid-in capital	745,661	705,901
Treasury stock, at cost; 9,070 and 6,457 shares, respectively	(375,574)	(273,730)
Accumulated other comprehensive gain (loss)	8,138	(24,575)
Retained earnings	402,544	417,889

Total stockholders’ equity	781,311	826,015

Total liabilities and stockholders’ equity	$1,458,001	$1,478,929

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

Electronics For Imaging, Inc.

Notes to Consolidated Financial Statements—(Continued)

Accrued and Other Liabilities

Accrued and other liabilities as of December 31, 2017 and 2016 are as follows (in thousands):

	2017	2016
Accrued compensation and benefits	$29,113	$31,714
Contingent consideration—current	14,922	19,244
Warranty provision—current	12,931	10,054
Debt assumed through business acquisitions	11,101	98
Accrued royalty payments	4,903	4,994
Accrued litigation and consulting	4,277	1,916
Technology transfer	3,593	3,822
Hedging liability	3,281	258
Deferred rent	2,846	2,938
Sales tax liabilities	2,574	1,997
Restructuring and other	2,452	1,824
Other accrued liabilities	6,097	6,646

Total	$98,090	$85,505

Accumulated Other Comprehensive Income (Loss) (“OCI”)

OCI classified within stockholders’ equity in our Consolidated Balance Sheets as of December 31, 2017 and 2016 are as follows (in thousands):

	2017	2016
Net unrealized investment losses	$(697)	$(473)
Currency translation gains (losses)	8,794	(24,111)
Net unrealized gains on cash flow hedges	41	9

Total	$8,138	$(24,575)

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

PART IV

Item 15: Exhibits and Financial Statement Schedules

(a)	Documents Filed as Part of this Report

(1)	Index to Financial Statements

The Financial Statements required by this item are submitted in Item 8 of this Annual Report on Form 10-K as follows:

(2)	Financial Statement Schedule

Schedule II—Valuation and Qualifying Accounts	177

(All other schedules are omitted because of the absence of conditions under which they are required or because the necessary information is provided in the consolidated financial statements or notes thereto in Item 8 of this Annual Report on Form 10-K.)

(3)	Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Amended and Restated By-Laws of Electronics For Imaging, Inc., (as amended August 12, 2009) (2)

4.1	Specimen Common Stock Certificate of the Company (3) (P)

4.2	Indenture (including Form of Notes) with respect to the Company’s 0.75% Convertible Senior Notes due 2019, dated as of September 9, 2014, between the Company and U.S. Bank National Association, as trustee (4)

10.1*	Agreement dated December 6, 2000, by and between Adobe Systems Incorporated and the Company (5)

10.2*	Electronics For Imaging, Inc. 2017 Equity Incentive Plan (6)

10.3*	Electronics For Imaging, Inc. 2017 Equity Incentive Plan Restricted Stock Unit Award Agreement and Performance Stock Unit Award Agreement (7)

10.4*	Form of Indemnification Agreement (8) (P)

10.5*	Form of Indemnity Agreement (9)

10.6+	OEM Distribution and License Agreement dated September 19, 2005 by and among Adobe Systems Incorporated, Adobe Systems Software Ireland Limited and the Company, as amended by Amendment No. 1 dated as of October 1, 2005 (10)

10.7+	Amendment No. 2 to OEM Distribution and License Agreement by and among Adobe Systems Incorporated, Adobe Systems Software Ireland Limited and the Company, effective as of October 1, 2005 (11)

10.87+	Amendment No. 4 to OEM Distribution and License Agreement by and among Adobe Systems Incorporated, Adobe Systems Software Ireland Limited and the Company, effective as of January 1, 2006 (12)

10.9	Purchase and Sale Agreement between Electronics for Imaging, Inc. and John Arrillaga Survivor’s Trust, represented by John Arrillaga, Trustee, and Richard T. Peery Separate Property Trust, represented by Richard T. Peery, Trustee, dated April 19, 2013 (13)

10.10	Lease Agreement between Electronics for Imaging, Inc. and John Arrillaga Survivor’s Trust, represented by John Arrillaga, Trustee, and Richard T. Peery Separate Property Trust, represented by Richard T. Peery, Trustee, dated April 19, 2013 (14)

10.11*	EFI Section 16 2017 Bonus Program (15)

10.12*	Employment Agreement Effective January 27, 2014 by and between the Company and Guy Gecht (16)

10.13*	Employment Agreement Effective April 22, 2015 by and between the Company and Marc Olin (17)

10.14	Form of Call Option Confirmation relating to the Company’s 0.75% Convertible Senior Notes due 2019 (18)

10.15	Form of Warrant Confirmation relating to the Company’s 0.75% Convertible Senior Notes due 2019 (19)

10.16	Amendment No. 12 to OEM Distribution and License Agreement by and among Adobe Systems Incorporated, Adobe Systems Software Ireland Limited and the Company, effective as of January 19, 2018 (20)

Exhibit No.	Description

12.1	Computation of Ratios of Earnings to Fixed Charges

21	List of Subsidiaries

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(P)	Paper exhibit
*	Management contracts or compensatory plan or arrangement
+	The Company has received confidential treatment with respect to portions of these documents
(1)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 18805) and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Current report on Form 8-K filed on August 17, 2009 (File No. 18805) and incorporated herein by reference.
(3) (P)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 33-50966) and incorporated herein by reference.
(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on September 9, 2014 (File No. 18805) and incorporated herein by reference.
(5)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 18805) and incorporated herein by reference.
(6)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on June 13, 2017 (File No. 18805) and incorporated herein by reference.
(7)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017. (File No. 18805) and incorporated herein by reference.
(8) (P)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 33-50966) and incorporated herein by reference.
(9)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 17, 2009 (File No. 18805) and incorporated herein by reference.
(10)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. (File No. 18805) and incorporated herein by reference.
(11)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. (File No. 18805) and incorporated herein by reference.
(12)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006. (File No. 18805) and incorporated herein by reference.
(13)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013. (File No. 18805) and incorporated herein by reference.

(14)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on June 30, 2013 (File No. 000-18805) and incorporated herein by reference.
(15)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017. (File No. 18805) and incorporated herein by reference.
(16)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 28, 2014 (File No. 000-18805) and incorporated herein by reference.
(17)	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed on December 31, 2015 (File No. 000-18805) and incorporated herein by reference.
(18)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on September 9, 2014 (File No. 000-18805) and incorporated herein by reference.
(19)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on September 9, 2014 (File No. 000-18805) and incorporated herein by reference.
(20)	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed on March 16, 2018 (File No. 000-18805) and incorporated herein by reference.

We are filing the following documents as exhibits to this Form 10-K/A:

Exhibit No.	Description

12.1	Computation of Ratios of Earnings to Fixed Charges

21	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm—Deloitte & Touche LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

March 19, 2018