Form 10-Q
period 2018-03-31
ELECTRONICS FOR IMAGING INC
filed 2018-05-09
CIK 867374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act) (Check one):

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

The number of shares of Common Stock outstanding as of April 30, 2018 was 44,720,720.

Electronics For Imaging, Inc.

PART I – FINANCIAL INFORMATION

Item 1:	Condensed Consolidated Financial Statements

Electronics For Imaging, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands)	March 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$163,077	$170,345
Short-term investments, available for sale	140,659	148,697
Accounts receivable, net of allowances of $29.6 million and $32.2 million, respectively	251,227	244,416
Inventories	123,824	125,813
Income taxes receivable	10,241	4,565
Assets held for sale	4,200	4,200
Other current assets	49,731	41,799

Total current assets	742,959	739,835
Property and equipment, net	99,333	98,762
Restricted cash equivalents and investments	35,733	32,531
Goodwill	406,876	403,278
Intangible assets, net	111,812	123,008
Deferred tax assets	40,931	45,083
Other assets	27,246	15,504

Total assets	$1,464,890	$1,458,001

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$119,842	$123,935
Accrued and other liabilities	97,657	98,090
Deferred revenue	68,912	55,833
Income taxes payable	5,427	5,309

Total current liabilities	291,838	283,167
Convertible senior notes, net	322,709	318,957
Imputed financing obligation related to build-to-suit lease	13,912	13,944
Noncurrent contingent and other liabilities	24,748	28,801
Deferred tax liabilities	10,375	11,652
Noncurrent income taxes payable	19,666	20,169

Total liabilities	683,248	676,690

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 150,000 shares authorized; 54,490 and 54,249 shares issued, respectively	545	542
Additional paid-in capital	757,438	745,661
Treasury stock, at cost; 9,685 and 9,070 shares, respectively	(393,175)	(375,574)
Accumulated other comprehensive income	13,211	8,138
Retained earnings	403,623	402,544

Total stockholders’ equity	781,642	781,311

Total liabilities and stockholders’ equity	$1,464,890	$1,458,001

See accompanying notes to condensed consolidated financial statements.

Electronics For Imaging, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended March 31,
(in thousands, except per share amounts)	2018	2017

Revenue	$239,866	$228,691

Cost of revenue (1)	120,759	105,161

Gross profit	119,107	123,530
Operating expenses:
Research and development (1)	38,279	39,627
Sales and marketing (1)	46,680	43,035
General and administrative (1)	19,421	21,029
Restructuring and other (Note 11)	4,654	918
Amortization of identified intangibles	12,138	10,778

Total operating expenses	121,172	115,387

Income (loss) from operations	(2,065)	8,143
Interest expense	(4,954)	(4,660)
Interest income and other income, net of expenses	1,289	287

Income (loss) before income taxes	(5,730)	3,770
Benefit from income taxes	2,135	1,017

Net income (loss)	$(3,595)	$4,787

Net income (loss) per basic common share	$(0.08)	$0.10
Net income (loss) per diluted common share	$(0.08)	$0.10

Shares used in basic per-share calculation	45,030	46,551
Shares used in diluted per-share calculation	45,030	47,208

(1)	Includes stock-based compensation expense as follows:

	Three months ended March 31,
	2018	2017
Cost of revenue	$768	$834
Research and development	2,355	3,570
Sales and marketing	1,799	2,295
General and administrative	1,848	3,581

See accompanying notes to condensed consolidated financial statements.

Electronics For Imaging, Inc.

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

	Three months ended March 31,
(in thousands)	2018	2017
Net income (loss)	$(3,595)	$4,787
Net unrealized investment gains (losses):
Unrealized holding gains (losses), net of tax (1)	(548)	135
Reclassification adjustments included in net income (loss), net of tax (1)	2	(4)

Net unrealized investment gains (losses)	(546)	131
Currency translation adjustments	5,660	6,174
Net unrealized gains (losses) on cash flow hedges	(41)	55

Comprehensive income	$1,478	$11,147

(1)	Tax effects were less than $0.1 million for the periods presented above.

See accompanying notes to condensed consolidated financial statements.

Electronics For Imaging, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three months ended March 31,
(in thousands)	2018	2017
Cash flows from operating activities:
Net income (loss)	$(3,595)	$4,787
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	17,106	14,929
Deferred taxes	10,638	(899)
Provisions and releases for bad debt and sales-related allowances	(1,219)	2,822
Provision for inventory obsolescence	1,650	752
Stock-based compensation	6,770	10,280
Non-cash accretion of interest expense on convertible notes and imputed financing obligation	3,802	3,672
Other non-cash charges and credits	172	2,486
Changes in operating assets and liabilities, net of effect of acquired businesses	(29,031)	(23,931)

Net cash provided by operating activities	6,293	14,898

Cash flows from investing activities:
Purchases of short-term investments	—	(35,149)
Proceeds from sales and maturities of short-term investments	7,318	38,235
Purchases of restricted investments (1)	—	(1,038)
Purchases, net of proceeds from sales, of property and equipment	(4,214)	(3,789)
Businesses purchased, net of cash acquired	(252)	(5,700)

Net cash provided by (used for) investing activities (1)	2,852	(7,441)

Cash flows from financing activities:
Proceeds from issuance of common stock	5,010	5,855
Purchases of treasury stock and net share settlements	(17,601)	(22,455)
Repayment of imputed financing obligation related to build-to-suit lease	(254)	(411)
Contingent consideration payments related to businesses acquired	(698)	(1,265)

Net cash used for financing activities	(13,543)	(18,276)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash equivalents	332	969

Decreases in cash, cash equivalents, and restricted cash equivalents	(4,066)	(9,850)
Cash, cash equivalents, and restricted cash equivalents at beginning of period (1)	202,876	165,455

Cash, cash equivalents, and restricted cash equivalents at end of period (1)	$198,810	$155,605

(1)	Certain prior period amounts have been revised due to the implementation of ASU 2016-18. See Note 1 for details.

See accompanying notes to condensed consolidated financial statements.

Electronics For Imaging, Inc.

Notes to Condensed Consolidated Financial Statements

Note 1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements (“condensed consolidated financial statements”) include the accounts of Electronics For Imaging, Inc. and its subsidiaries (“EFI” or “Company”). All intercompany accounts and transactions have been eliminated in consolidation.

These condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information, rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements, and accounting policies consistent in all material respects with those applied in preparing our audited annual consolidated financial statements included in our Annual Report on Form 10-K, as amended in Amendment No. 1, for the year ended December 31, 2017 (the “2017 Form 10-K”). These condensed consolidated financial statements and accompanying notes should be read in conjunction with our annual consolidated financial statements and the notes included on the 2017 Form 10-K. In the opinion of management, these condensed consolidated financial statements reflect all adjustments, including normal recurring adjustments, management considers necessary for the fair presentation of our financial position, operating results, comprehensive income, and cash flows for the interim periods presented. Our results for the interim periods are not necessarily indicative of results for the entire year.

Recently Adopted Accounting Pronouncements

Revenue Recognition. Effective January 1, 2018, we adopted Accounting Standards Codification (“ASC”) 606 Revenue from Contracts with Customers (“ASC 606”) using the modified retrospective method applied to all incomplete contracts as of the date of initial application. ASC 606 supersedes the revenue recognition requirements in ASC 605, Revenue Recognition (“ASC 605”), and requires the recognition of revenue when promised goods or services are transferred to customers in an amount that reflects the considerations to which the entity expects to be entitled to in exchange for those goods or services. In addition, ASC 606 requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Effective January 1, 2018, we also adopted ASC 340-40, Other Assets and Deferred Costs - Contracts with Customers (“ASC 340-40”) using the modified retrospective method to all incomplete contracts as of the date of initial application. ASC 340-40 requires the deferral of incremental costs of obtaining a contract with a customer.

Results for reporting periods beginning after January 1, 2018 are presented under ASC 606 and ASC 340-40, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC 605. Additional discussion of these recently adopted pronouncements is included below, in Note 3 – Balance Sheet Details, and in Note 4 – Revenue Recognition.

We recorded a net increase to our opening balance of retained earnings of $4.7 million as of January 1, 2018, after considering the income tax impact, due to the cumulative effect of adopting ASC 606. The adoption impact primarily related to capitalizing customer contract acquisition costs consisting of sales commissions, partially offset by an increase in deferred revenue to reflect the inclusion of significant financing components that will be recognized as interest income as payments are received over the contractual terms, and upfront setup fees that will recognized ratably over the expected contractual terms.

The cumulative effect of applying ASC 606 to active contracts as of the adoption date resulted in the following adjustments to the Condensed Consolidated Balance Sheet as of January 1, 2018 (in thousands):

	As previously Reported at December 31, 2017	ASC 606 Adjustments	As Adjusted January 1, 2018
Assets
Accounts receivable, net	$244,416	$102	$244,518
Other current assets	41,799	(1,628)	40,171
Deferred tax assets	45,083	(1,466)	43,617
Other assets	15,504	8,062	23,566
Liabilities
Deferred revenue	55,833	(95)	55,738
Noncurrent contingent and other liabilities	28,801	491	29,292
Stockholders’ equity:
Retained earnings	402,544	4,674	407,218

The impact of adopting ASC 606 and ASC 340-40 on our Condensed Consolidated Statement of Operations for the three months ended March 31, 2018 was as follows (in thousands):

	Amounts in Accordance with ASC 606	Amounts in Accordance with ASC 605	Effect of change higher (lower)
Revenue	$239,866	$238,407	$1,459
Cost of revenue	120,759	120,817	(58)
Gross profit	119,107	117,590	1,517
Operating expenses	121,172	121,033	139
Loss from operations	(2,065)	(3,443)	1,378
Interest expenses and other, net	(3,665)	(3,840)	175
Loss before income taxes	(5,730)	(7,283)	1,553
Benefit from income taxes	2,135	2,284	(149)
Net loss	(3,595)	(4,999)	1,404

The impact of adopting ASC 606 and ASC 340-40 on our Condensed Consolidated Balance Sheet at March 31, 2018 was as follows (in thousands):

	Amounts in Accordance with ASC 606	Amounts in Accordance with ASC 605	Effect of change higher (lower)
Assets
Accounts receivable, net	$251,227	$250,188	$1,039
Other current assets	49,731	51,301	(1,570)
Deferred tax assets	40,931	42,546	(1,615)
Other assets	27,246	19,323	7,923
Liabilities
Deferred revenue	68,912	69,705	(793)
Noncurrent contingent and other liabilities	24,748	24,257	491
Stockholders’ equity:
Retained earnings	403,623	397,544	6,079

Income Taxes. Staff Accounting Bulletin (“SAB”) 118 provides guidance for the application of ASC 740 for a measurement period to complete the accounting for certain elements of the Tax Cut & Jobs Act of 2017 (“2017 Tax Act”). The measurement period is defined as up to one year from the enactment date, which will expire on December 22, 2018. SAB 118 requires that we recognize those income tax effects in our financial statements for which the accounting can be completed, as might be the case for the effect of rate changes on deferred tax assets and deferred tax liabilities. For matters that have not been completed, we are required to recognize provisional amounts to the extent that they are reasonably estimable, adjust them during a measurement period when more information becomes available, and report this information in our financial statements in that period.

Restricted Cash. Accounting Standard Updates (“ASU”) 2016-18, Statement of Cash Flows: Restricted Cash, became effective in the first quarter of 2018 requiring the statement of cash flows to explain the change in cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents are included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts in the statement of cash flows. We previously included the changes in restricted cash equivalents in operating or investing activities in the Condensed Consolidated Statements of Cash Flows. Upon the adoption of ASU 2016-18, changes in restricted cash equivalents related to the off-balance sheet financing arrangement described in Note 8 – Commitments and Contingencies are no longer presented as an investing cash outflow, but instead are presented as a component of the beginning and ending balance of cash, cash equivalents, and restricted cash equivalents in the Condensed Consolidated Statements of Cash Flows. Prior period amounts have been revised to conform to the current year presentation.

Reconciliation of Cash, cash equivalents, and restricted cash equivalents

(in thousands)	March 31, 2018	December 31, 2017	March 31, 2017	December 31, 2016
Cash and cash equivalents	$163,077	$170,345	$151,096	$164,313
Restricted cash equivalents	35,733	32,531	4,509	1,142

Total cash, cash equivalents, and restricted cash equivalents shown in the statement of cash flows	$198,810	$202,876	$155,605	$165,455

Definition of a Business. In January 2017, the Financial Accounting Standard Board (“FASB’) issued ASU 2017-01, Business Combinations: Clarifying the Definition of a Business, which significantly narrows how businesses are defined and became effective in the first quarter of 2018. Under ASU 2017-01, when substantially all of the fair value of the gross assets acquired is concentrated in a single asset or group of similar identifiable assets, then the assets acquired do not constitute a business. If substantially all of the fair value of the gross assets acquired is not concentrated in a single asset or group of similar assets, then the assets acquired may constitute a business if certain criteria are met. We must determine whether the acquired gross assets and activities include an input and a “substantive” process that together “significantly” contribute to the ability to create an output. A framework and specific criteria are provided to assist with the evaluation of whether a process is “substantive” and “significantly contributes” to the ability to create an output. “Output” is narrowly defined to be consistent with the description of a performance obligation in the new revenue guidance or this ASU. Missing inputs and processes may not be replaced by integration with our own inputs and processes under the new guidance. The adoption of ASU 2017-01 did not impact our condensed consolidated financial statements as of March 31, 2018 because we did not acquire a business during the first quarter of 2018.

Nonfinancial Asset Derecognition. In February 2017, the FASB issued ASU 2017-05, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets: Clarifying the Scope of Asset Derecognition and Accounting for Partial Sales of Nonfinancial Assets, which clarifies the scope of recent guidance as it relates to nonfinancial asset derecognition and the accounting for partial sales of nonfinancial assets. The ASU conforms the derecognition guidance as it relates to nonfinancial assets with the derecognition guidance in the new revenue standard (ASU 2014-09) and is expected to have a material impact on the accounting for real estate dispositions. ASU 2017-05 became effective in the first quarter of 2018. During the three months ended March 31, 2018, we did not have any non-financial asset derecognition transactions.

Stock Compensation Modification. In May 2017, the FASB issued ASU 2017-09, Stock Compensation – Scope of Modification Accounting, which clarifies the scope of modification accounting for share-based payment arrangements, which became effective in the first quarter of 2018. Specifically, we do not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. We elected to adopt this guidance prospectively to awards modified on or after the adoption date. The adoption of ASU 2017-09 did not have a material impact on our condensed consolidated financial statements for the three months ended March 31, 2018.

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

ASU 2016-15 became effective in the first quarter of 2018. Accordingly, $63.6 million of the debt discount attributable to the difference between the 0.75% coupon interest rate on our 0.75% Convertible Senior Notes due 2019 (“Notes”) and the 4.98% (5.46% inclusive of debt issuance costs) effective interest rate will be classified as an operating cash outflow in the Condensed Consolidated Statement of Cash Flows upon cash settlement. If we settle the conversion of the Notes in cash on or prior to the maturity date of September 1, 2019, the cash outflow of $63.6 million will be recorded in operating activities in the Consolidated Statement of Cash Flows. Convertible debt was not settled as of March 31, 2018. We will apply ASU 2016-15 upon cash settlement.

Recent Accounting Pronouncements

Lease Arrangements. Under current guidance, the classification of a lease by a lessee as either an operating or capital lease determines whether an asset and liability is recognized on the balance sheet. ASU 2016-02, Leases, which was issued in February 2016 and will be effective in the first quarter of 2019, requires that a lessee recognize an asset and liability on its balance sheet related to all leases with terms in excess of one year. For all leases, a lessee will be required to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial position. The right-to-use asset represents the right to use the underlying asset during the lease term.

The recognition, measurement, and presentation of expenses and cash flows by a lessee have not significantly changed from previous guidance. There continues to be a differentiation between finance leases and operating leases. The criteria for determining whether a lease is a finance or operating lease are substantially the same as existing guidance except that the “bright line” percentages have been removed. Also, an additional criterion has been added in the new guidance to consider whether the underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. Additional judgement will be required in applying the new lease guidance.

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

We have not quantified the impact, but the requirement to recognize a right-of-use asset and a lease liability related to operating leases will have a material impact on our consolidated financial position as reflected in our Consolidated Balance Sheets. As stated above, the recognition, measurement, and presentation of expenses and cash flows by a lessee have not significantly changed from previous guidance; accordingly, the impact on our results of operations as reflected in our Condensed Consolidated Statements of Operations is not expected to be material. We also do not expect a material impact on our results of operations or financial position from adoption of this standard to our lease transactions as lessor.

Hedge Accounting. In August 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities, which amends the hedge accounting recognition and presentation requirements in ASC 815, Derivatives and Hedging.

Under current guidance, changes in the fair value of the effective portion of these contracts are reported as a component of other comprehensive income (“OCI”) and reclassified to operating expense in the periods of payment of the hedged cash flows. The ineffective portion is recognized as a component of interest income and other income, net. Under the new guidance, the entire change in the fair value of hedging instruments designated as cash flow hedges that are included in the assessment of hedge effectiveness will be recorded in OCI. Those amounts are reclassified to earnings in the periods of payment in the same income statement line item as the hedged operating expenses. Upon adoption, a cumulative-effect adjustment will be required for the ineffective portion of derivative contracts designated as cash flow hedges existing at the date of adoption to accumulated OCI with a corresponding adjustment to the retained earnings as of the beginning of the fiscal year of the adoption.

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

ASU 2017-12 will be effective in the first quarter of 2019. We do not believe this guidance will materially impact our results of operations. We did not have any of these cash flow hedges as of March 31, 2018.

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

Significant Accounting Policies

There have been no material changes in our significant accounting policies, as compared to the significant accounting policies described in our 2017 Form 10-K, with the exception of the following:

Revenue Recognition

On January 1, 2018, we adopted ASC 606 using the modified retrospective method applied to those contracts that were not completed as of January 1, 2018. On January 1, 2018, we also adopted ASC 340-40 using the modified retrospective method applied to all contracts as of the date of initial application.

We apply judgment in determining the customer’s ability and intention to pay. Judgments are made after considering a variety of factors including the customer’s historical payment experience, current creditworthiness, current economic impacts on the customer, past due balances, and significant one-time events or, in the case of a new customer, published credit and financial information.

For customer arrangements that include multiple products or services, judgment is required to determine the standalone selling price (“SSP”) for each distinct performance obligation. Where an observable price is not available, we gather all reasonable available data points, consider adjustments based on market conditions, entity-specific factors, and the need to stratify selling prices into meaningful groups (e.g., geographic region) in determining SSP. We allocate the total contract consideration to each distinct performance obligation on a relative SSP basis. Revenue is then recognized in accordance with the timing of the transfer of control to the customer.

Accounting for long-term contracts where we provide information technology system development and implementation services requires significant judgment to estimate total contract revenue and costs. For long-term contracts, we estimate the profit on a contract as the difference between the total estimated revenue and expected costs to complete the services. We then recognize that revenue and profit over the life of the contract. Contract estimates are based on various assumptions to project the outcome of future events that could span several years.

A change in our estimate of total cost to complete could affect the profitability of our contracts. We review and update our contract-related estimates regularly, and the effects of changes, if any, are reflected in the consolidated statements of operations in the period that they are determined. Changes in estimates related to certain types of contracts accounted for using an input method measure of progress, such as cost-to-cost, can occur over the life of a contract for a variety of reasons, including the availability of labor and labor productivity, the nature and complexity of the work to be performed, cost estimates, level of effort and/or other assumptions impacting revenue or cost to perform a contract. We recognize adjustments in estimated profit on contracts under the cumulative catch-up method. Under this method, the impact of the adjustment on profit recorded to date is recognized in the period the adjustment is identified. Revenue and profit in future periods of contract performance is recognized using the adjusted estimate. If at any time, the estimate of contract profitability indicates an anticipated loss on the contract, we recognize the total loss in the quarter it is identified.

Management exercises judgment to determine the period of benefit to amortize contract acquisition costs by considering factors such as expected renewals of customer contracts, duration of customer relationships and our technology development life cycle. Although we believe that the historical assumptions and estimates we have made are reasonable and appropriate, different assumptions and estimates could materially impact our reported financial results. Amortization of deferred contract acquisition costs is included in sales and marketing expense in the consolidated statements of operations. We periodically review these deferred costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit of these deferred contract acquisition costs.

The nature of our products and services are as follows:

License. Our software license arrangements provide the customer with the right to install and use functional intellectual property (as it exists at the point in time at which the license is granted) for the duration of the contract term. Under these arrangements, the software is installed at the customer’s location. Revenue from distinct software licenses is recognized at the point in time when the software is made available to the customer for download.

Our software license arrangements are generally comprised of fixed license fees (“license fees”) that are payable upfront, annually, quarterly, or monthly based on negotiated customer payment terms. For software license arrangements in which a significant portion of the license fees are due more than 12 months after the software is delivered to the customer, a significant financing component may exist. The significant financing component is calculated as the difference between the stated value and present value of the software license fees and is recognized as interest income under the effective interest method over the contract term. The total software license fee net of the significant financing component is recognized as revenue at the point in time when the software is made available to the customer for download. In instances where the timing of revenue recognition and the timing of invoicing is one year or less, we follow the practical expedient and do not impute interest for these contracts.

Maintenance. Our software license arrangements typically include an initial (bundled) post contract customer support (maintenance or “PCS”) term. Our promise to those customers who elect to purchase PCS represents a distinct, stand-ready performance obligation. Contract consideration is allocated to the PCS based on its relative SSP and revenue is recognized over the PCS term.

Professional Services. We provide various professional services to customers, primarily project management, software implementation and training. Revenues from arrangements to provide professional services are generally distinct from the other promises in the contract(s). The majority of our professional services contracts are billed on a time and materials basis and revenue is recognized over time as the services are performed. For contracts billed on a fixed price basis, revenue is recognized in accordance with the input method based on the proportion of services performed to the total fixed fee.

Software as a Service (“SaaS”). Our SaaS-based arrangements provide customers with continuous access to the software solutions in the form of a service hosted in the cloud. These arrangements may include initial implementation and setup services and/or on-going support services that represent a single promise (i.e. each individual promised service is not distinct) to provide continuous access to the software solution. Any setup fees associated with our SaaS arrangements, assuming they do not create a material right, are recognized ratably over the contract term. If they do create a material right, we recognize the setup fees over the contract term plus expected renewals.

As the customer simultaneously receives and consumes the benefits as access is provided, our performance obligation under our SaaS-based arrangements is comprised of a series of distinct services delivered over time. Our SaaS-based arrangements may include fixed, variable, or a combination of fixed and variable consideration. Fixed consideration is recognized over the term of the arrangement. Variable consideration in these arrangements is typically a function of a tier-based pricing structure. Variable consideration is estimated at contract inception and allocated to each distinct service period within the series and revenue is recognized as each distinct service period is performed.

Hardware. Our hardware, such as Industrial Inkjet printers and Fiery digital front ends (“DFEs”), are generally sold with software that is integral to the functionality of the product. In these cases, the hardware and software license are accounted for as a single performance obligation. The contract consideration is generally in the form of a fixed fee at contract inception and revenue is recognized at the point in time when control is transferred to the customer. Considerations received from customers may include trade-in printers, which are valued at the lower of cost or net realizable value.

We offer shipping and handling services to customers related to the sale of hardware. We have elected the practical expedient to account for shipping and handling activities performed after transferring control of goods to our customer as a cost to fulfill the contract. The cost of shipping and handling will be accrued at the point in which control transfers to the customer and revenue is recognized.

Ink. We typically enter into contracts with our existing customer base of installed printers to purchase ink that is not bundled with other deliverables within the contract. The ink is accounted for as a single performance obligation and revenue is recognized at the point in time when control of ink is transferred to the customer.

Customized Development. We enter into contracts for professional services required to customize our hardware and software products to allow them to be integrated with a customer’s copier or other product. These integration services are designed to meet the customer’s specifications. The contract pricing is typically at a fixed amount which is paid over the contract term, based on the completion of the phases of the project. The services provided under these contracts result in the transfer of control of the applicable deliverable over time. We recognize revenue on the proportion of labor hours expended and/or costs incurred to the total estimated labor hours and/or costs expected as of the completion of the services.

Extended Service Plans (“ESP”). For our hardware arrangements, we enter into contracts with customers to provide services to maintain and repair the hardware for an extended period. ESPs are classified as service-type warranties under ASC 606 as they are sold separately and provide services which are incremental to the assurance that the product will perform to the agreed upon standards. The ESPs are accounted for as a separate performance obligation. Revenue from ESPs are recognized ratably over the contract period as the service is provided.

Supplemental Cash Flow Information

	Three months ended March 31,
(in thousands)	2018	2017
Net cash paid for income taxes	$2,562	$2,092
Cash paid for interest expense	$1,716	$1,661

Non-cash investing and financing activities:
Property, equipment, and intellectual property received, but not paid	$999	$1,060

Note 2. Earnings Per Share

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

Performance-based and market-based restricted stock and stock options that would be issuable if the end of the reporting period were the end of the vesting period, if the result would be dilutive, are assumed to be outstanding for purposes of determining net income per diluted common share as of the later of the beginning of the period or the grant date in accordance with ASC 260-10-45-48. Accordingly, performance-based RSUs, which vested on various dates during the three months ended March 31, 2018 and 2017, based on achievement of specified performance criteria related to revenue, cash flows from operating activities, and non-GAAP operating income targets are included in the determination of net income per diluted common share as of the beginning of each period.

Basic and diluted earnings per share during the periods presented below are reconciled as follows (in thousands, except per share amounts):

	Three months ended March 31,
	2018	2017
Basic net income per share:
Net income (loss) available to common shareholders	$(3,595)	$4,787
Weighted average common shares outstanding	45,030	46,551
Basic net income (loss) per share	$(0.08)	$0.10
Diluted net income per share:
Net income (loss) available to common shareholders	$(3,595)	$4,787
Weighted average common shares outstanding	45,030	46,551
Diluted stock options and non-vested restricted stock	—	657

Weighted average common shares outstanding for purposes of computing diluted net income (loss) per share	45,030	47,208

Diluted net income (loss) per share	$(0.08)	$0.10

Potential shares of common stock that were not included in the determination of diluted net income per share for the periods presented because the impact of including them would have been anti-dilutive or performance conditions have not been met, consisted of the following (in thousands):

	Three months ended March 31,
	2018	2017
Options	69	—
RSUs & PSUs	751	421
ESPP purchase rights	862	477

Total potential shares of common stock excluded from the computation of diluted earnings per share	1,682	898

The weighted-average number of common shares outstanding does not include the effect of the potential common shares from conversion of our Notes and exercise of our warrants, which were issued in September 2014. The effects of these potentially outstanding shares were not included in the calculation of diluted net income per share because the effect would have been anti-dilutive since the conversion price of the Notes and the strike price of the warrants exceeded the average market price of our common stock. We have the option to pay cash, issue shares of common stock, or any combination thereof for the aggregate amount due upon conversion of the Notes. Our intent is to settle the principal amount of the Notes in cash upon conversion. As a result, only amounts payable in excess of the principal amount of the Notes are considered in diluted net income per share under the treasury stock method. The Note Hedges are not included in the calculation of diluted net income per share because the effect of any exercise of the Note Hedges would be anti-dilutive. Please refer to Note 6 – Convertible Senior Notes, Note Hedges, and Warrants for additional information and definitions.

Note 3. Balance Sheet Details

Inventories

Inventories as of the periods presented below, are as follows (in thousands):

	March 31, 2018	December 31, 2017
Raw materials	$56,381	$57,061
Work in process	13,641	9,792
Finished goods	53,802	58,960

Total	$123,824	$125,813

Deferred Contract Acquisition Costs

ASC 340-40, Other Assets and Deferred Costs – Contracts with Customers, requires the deferral of incremental costs of obtaining a contract with a customer.

Certain of our sales incentive programs that meet the definition of an incremental cost of obtaining a customer contract are required to be capitalized. We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year.

Sales commissions for renewal of a contract may not be commensurate with the commissions paid for the acquisition of the initial contract because commissions are generally not paid on the renewal of the specifically anticipated contract. Sales commissions for initial contracts are deferred and then amortized generally on a straight-line basis over a period of benefit that we have determined to be three to four years. We determined the period of benefit by taking into consideration our customer contracts, our technology, and other factors.

Upon adoption of ASC 340-40 on January 1, 2018, we capitalized $8.1 million in contract acquisition costs related to contracts that were not completed. For contracts that have durations of less than one year, we follow the practical expedient and expense these costs when incurred.

During the three months ended March 31, 2018, we amortized $1.1 million of deferred contract acquisition costs. There was no impairment loss in relation to costs capitalized. During the three months ended March 31, 2018, an additional $1.0 million of contract acquisition costs were capitalized. Deferred contract acquisition costs are included within other noncurrent assets in our Condensed Consolidated Balance Sheets.

Deferred Cost of Revenue

Deferred cost of revenue related to unrecognized revenue on shipments to customers was $1.4 and $3.5 million as of March 31, 2018 and December 31, 2017, respectively, and is included in other current assets in our Condensed Consolidated Balance Sheets.

Product Warranty Reserves

Product warranty reserves are included in accrued and other liabilities on our Condensed Consolidated Balance Sheets. The changes in product warranty reserves during the periods presented below are as follows (in thousands):

	March 31,
	2018	2017
Beginning balance	$16,335	$10,319
Liability assumed upon acquiring FFPS	—	9,368
Provisions, net of releases	2,972	3,564
Settlements	(4,501)	(4,144)

Ending balance	$14,806	$19,107

Equipment Subject to Operating Leases, Net

Equipment subject to operating leases for the periods presented below was as follows (in thousands):

	March 31, 2018	December 31, 2017
Equipment subject to operating leases	$7,849	$5,432
Accumulated depreciation	(2,207)	(1,927)

Equipment subject to operating leases, net	$5,642	$3,505

Scheduled minimum future rental revenues on operating leases as of March 31, 2018 (in thousands):

Remainder of 2018	$1,483
2019	2,189
2020	2,678
2021	384
2022	432

$7,166

The aggregate minimum future rental revenues on noncancelable leases was $4.1 million as of December 31, 2017.

Accumulated Other Comprehensive Income (“AOCI”)

AOCI classified within stockholders’ equity in our Condensed Consolidated Balance Sheets as of the periods presented below is as follows (in thousands):

	March 31, 2018	December 31, 2017
Net unrealized investment losses	$(1,243)	$(697)
Currency translation gains	14,454	8,794
Net unrealized gains on cash flow hedges	—	41

Total	$13,211	$8,138

Amounts reclassified out of AOCI, net of tax, were less than $0.1 million for the three months ended March 31, 2018 and 2017, respectively, and consisted of unrealized gains and losses from investments in debt securities that are reported within interest income and other income, net of expenses, in our Condensed Consolidated Statements of Operations.

Note 4. Revenue Recognition

We derive our revenue primarily from product revenue, which includes industrial digital inkjet printers, including display graphics, ceramic tile decoration, and textile printers, ink, and parts; print production software; and Fiery DFEs. We receive service revenue from software maintenance and printer maintenance agreements, customer support, training, software development, and consulting.

In accordance with ASC 606, Revenue from Contracts with Customers, revenue is recognized when control of the promised products and/or services is transferred to our customers in an amount reflecting the consideration we are entitled to in exchange for those products or services.

The following table presents our disaggregated revenue by source (in thousands, unaudited). Sales and usage-based taxes are excluded from revenue.

	Three Months Ended March 31, 2018
	Industrial Inkjet	Productivity Software	Fiery	Total
Major Products and Service Lines:
Industrial Inkjet
Printers and parts	$88,374	$—	$—	$88,374
Ink, supplies, and maintenance	53,835	—	—	53,835
Productivity Software
Licenses	—	12,656	—	12,656
Professional services	—	7,545	—	7,545
Maintenance and subscriptions	—	23,574	—	23,574
Fiery
Digital front ends and related products	—	—	50,096	50,096
Maintenance and subscriptions	—	—	3,786	3,786

Total	$142,209	$43,775	$53,882	$239,866

Timing of Revenue Recognition:
Transferred at a Point in Time	$136,924	$12,656	$50,096	$199,676
Transferred Over Time	5,285	31,119	3,786	40,190

Total	$142,209	$43,775	$53,882	$239,866

Recurring/Non-Recurring:
Non-Recurring	$88,374	$20,201	$50,096	$158,671
Recurring	53,835	23,574	3,786	81,195

Total	$142,209	$43,775	$53,882	$239,866

Remaining Performance Obligations

Revenue allocated to remaining performance obligations includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods (“backlog”). Remaining performance obligations were $121.5 million as of March 31, 2018, of which we expect to recognize substantially all of the revenue over the next 12 months.

Contract Balances

Timing of revenue recognition may differ from timing of invoicing to customers. Payment terms and conditions vary by contract type. Deferred revenue (contract liability) represents amounts received in advance, or invoiced in advance, for product support contracts, software customer support contracts, consulting and integration projects, SaaS arrangements, or product sales. We defer these amounts when we collect or invoice the customer and then generally recognize revenue either ratably over the support contract term, upon performing the related services, under the cost-to-cost method, or in accordance with our revenue recognition policy. Revenue recognized during the three months ended March 31, 2018, which was included in deferred revenue at December 31, 2017, was $27.3 million.

Unbilled accounts receivable (contract assets) represents contract assets for revenue that have been recognized in advance of billing the customer, which is common for long-term contracts. Billing requirements vary by contract but are generally structured around the completion of certain development milestones. Unbilled accounts receivable at December 31, 2017, that were transferred to accounts receivable during the three months ended March 31, 2018, was $12.8 million.

The following table reflects the balances in our unbilled accounts receivable and our deferred revenue as of the periods presented below (in thousands):

	March 31, 2018	January 1, 2018
Unbilled accounts receivables - current	$29,962	$27,419
Unbilled accounts receivables - noncurrent	9,381	7,678
Deferred revenue - current	68,912	55,738
Deferred revenue - noncurrent	552	565

Note 5. Investments and Fair Value Measurements

We invest our excess cash on deposit with major banks in money market, United States (“U.S.”) Treasury and government-sponsored entity, corporate, municipal government, asset-backed, and mortgage-backed residential debt securities. By policy, we invest primarily in high-grade marketable securities. We are exposed to credit risk in the event of default by the financial institutions or issuers of these investments to the extent of amounts recorded in our Condensed Consolidated Balance Sheets.

We consider all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. Typically, the cost of these investments has approximated fair value. Marketable investments with a maturity greater than three months are classified as available-for-sale short-term investments. Available-for-sale securities are stated at fair value with unrealized gains and losses reported as a separate component of OCI, adjusted for deferred income taxes. The credit portion of any other-than-temporary impairment is included in net income. Realized gains and losses on sales of financial instruments are recognized upon sale of the investments using the specific identification method. Our available-for-sale short-term investments as of the periods presented below are summarized as follows (in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
March 31, 2018
U.S. Government and sponsored entities	$59,831	$—	$(811)	$59,020
Corporate debt securities	72,645	—	(779)	71,866
Municipal securities	383	—	(3)	380
Asset-backed securities	9,166	41	(87)	9,120
Mortgage-backed securities – residential	275	—	(2)	273

Total short-term investments	$142,300	$41	$(1,682)	$140,659

December 31, 2017
U.S. Government and sponsored entities	$59,824	$—	$(660)	$59,164
Corporate debt securities	79,356	—	(450)	78,906
Municipal securities	382	—	(2)	380
Asset-backed securities	9,808	44	(47)	9,805
Mortgage-backed securities – residential	445	—	(3)	442

Total short-term investments	$149,815	$44	$(1,162)	$148,697

The fair value and duration that investments, including cash equivalents, have been in a gross unrealized loss position as of the periods presented below are as follows (in thousands):

	Less than 12 Months		More than 12 Months		TOTAL
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2018
U.S. Government and sponsored entities	$22,912	$(319)	$35,948	$(491)	$58,860	$(810)
Corporate debt securities	37,448	(394)	34,090	(386)	71,538	(780)
Municipal securities	377	(3)	—	—	377	(3)
Asset-backed securities	6,317	(64)	2,728	(23)	9,045	(87)
Mortgage-backed securities – residential	106	(1)	144	(1)	250	(2)

Total	$67,160	$(781)	$72,910	$(901)	$140,070	$(1,682)

December 31, 2017
U.S. Government and sponsored entities	$23,023	$(206)	$35,989	$(454)	$59,012	$(660)
Corporate debt securities	45,857	(207)	32,634	(243)	78,491	(450)
Municipal securities	378	(2)	—	—	378	(2)
Asset-backed securities	6,779	(31)	2,947	(16)	9,726	(47)
Mortgage-backed securities – residential	162	(2)	142	(1)	304	(3)

Total	$76,199	$(448)	$71,712	$(714)	$147,911	$(1,162)

For fixed income securities that have unrealized losses as of March 31, 2018, we have determined that we do not have the intent to sell any of these investments and it is not more likely than not that we will be required to sell any of these investments before recovery of the entire amortized cost basis. We have evaluated these fixed income securities and determined that no credit losses exist. Accordingly, management has determined that the unrealized losses on our fixed income securities as of March 31, 2018, were temporary in nature.

Amortized cost and estimated fair value of investments as of March 31, 2018, are summarized by maturity date as follows (in thousands):

	Amortized cost	Fair value
Mature in less than one year	$56,666	$56,348
Mature in one to three years	85,634	84,311

Total short-term investments	$142,300	$140,659

Net realized gains from sales of investments of less than $0.1 million were recognized in interest income and other income, net, during the three months ended March 31, 2018 and 2017, respectively. Net unrealized losses of $1.6 and $1.1 million were included in OCI in the accompanying Condensed Consolidated Balance Sheets as of March 31, 2018, and December 31, 2017, respectively.

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

We obtain the fair value of our Level 2 financial instruments from several third-party asset managers, custodian banks, and the accounting service providers. Independently, these service providers use professional pricing services to gather pricing data, which may include quoted market prices for identical or comparable instruments or inputs other than quoted prices that are observable either directly or indirectly. As part of this process, we engaged a pricing service to assist management in its pricing analysis and assessment of other-than-temporary impairment. All estimates, key assumptions, and forecasts were either provided by or reviewed by us. While we chose to utilize a third-party pricing service, the impairment analysis and related valuations represent conclusions of management and not conclusions or statements of any third party.

Our investments and liabilities measured at fair value have been presented in accordance with the fair value hierarchy specified in ASC 820, as of the periods presented below, in order of liquidity as follows (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
March 31, 2018
Assets:
Money market funds	$6,228	$6,228	$—	$—
U.S. Government and sponsored entities	59,020	33,207	25,813	—
Corporate debt securities	71,866	—	71,866	—
Municipal securities	380	—	380	—
Asset-backed securities	9,120	—	9,072	48
Mortgage-backed securities – residential	273	—	273	—

	$146,887	$39,435	$107,404	$48

Liabilities:
Contingent consideration, current and noncurrent	$33,995	$—	$—	$33,995
Self-insurance	1,247	—	—	1,247

	$35,242	$—	$—	$35,242

December 31, 2017
Assets:
Money market funds	$9,897	$9,897	$—	$—
U.S. Government and sponsored entities	59,164	33,261	25,903	—
Corporate debt securities	78,906	—	78,906	—
Municipal securities	380	—	380	—
Asset-backed securities	9,805	—	9,754	51
Mortgage-backed securities – residential	442	—	442	—

	$158,594	$43,158	$115,385	$51

Liabilities:
Contingent consideration, current and noncurrent	$35,702	$—	$—	$35,702
Self-insurance	902	—	—	902

	$36,604	$—	$—	$36,604

Money market funds have been classified as cash equivalents as of March 31, 2018, and December 31, 2017, respectively.

Investments are generally classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices or alternative pricing sources with reasonable levels of price transparency. Investments in U.S. Treasury obligations and overnight money market mutual funds have been classified as Level 1 because these securities are valued based on quoted prices in active markets or are actively traded at $1.00 net asset value. There have been no transfers between Level 1 and 2 during the three months ended March 31, 2018 and 2017.

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

Liabilities for Contingent Consideration

Acquisition-related liabilities for contingent consideration (i.e., earnouts) are related to the purchase business combinations of Escada Innovations Limited and Escada Systems, Inc. (collectively, “Escada”) and Generation Digital Solutions, Inc. (“Generation Digital”), in 2017; Optitex Ltd. (“Optitex”) and Rialco Limited (“Rialco”) in 2016; Shuttleworth Business Systems Limited and CDM Solutions Limited (collectively, “Shuttleworth”), CTI, and Reggiani Macchine SpA (“Reggiani”) in 2015; and PrintLeader Software (“PrintLeader”) in 2013.

The fair value of these earnouts is estimated to be $34.0 and $35.7 million as of March 31, 2018, and December 31, 2017, respectively, by applying the income approach in accordance with ASC 805-30-25-5. Key assumptions include risk-free discount rates between 0.6% and 4.98%, as well as probability-adjusted revenue, gross profit, and direct operating income using the Monte Carlo valuation method. Probability-adjusted revenue, gross profit, and direct operating income are significant inputs that are not observable in the market, which ASC 820-10-35 refers to as Level 3 inputs. These contingent liabilities have been reflected in the Condensed Consolidated Balance Sheet as of March 31, 2018, as current and noncurrent liabilities of $16.0 and $18.0 million, respectively.

Changes in the fair value of contingent consideration are summarized as follows (in thousands):

Liability for Contingent Consideration
Fair value of contingent consideration at January 1, 2017	$56,463

Fair value of Generation Digital contingent consideration at August 14, 2017	3,600
Fair value of Escada contingent consideration at October 1, 2017	2,049
Escrow adjustment for Reggiani acquisition	(4,711)
Changes in valuation	4,761
Earnout accretion	1,711
Payments and settlements	(30,924)
Foreign currency adjustment	2,753

Fair value of contingent consideration at December 31, 2017	$35,702

Changes in valuation	(1,459)
Earnout accretion	230
Payments	(724)
Foreign currency adjustment	246

Fair value of contingent consideration at March 31, 2018	$33,995

The Generation Digital and Shuttleworth earnout performance probabilities decreased in 2018 based on recent actual and updated forecasted financial performance. The Optitex, CTI and Rialco earnout performance probabilities increased during 2017, while the Shuttleworth earnout performance probability decreased. In accordance with ASC 805-30-35-1, changes in the fair value of contingent consideration subsequent to the acquisition date have been recognized in general and administrative expense.

Earnout payments and settlements during the three months ended March 31, 2018 of $0.7 million are primarily related to the previously accrued Shuttleworth contingent consideration liability. Earnout payments during the year ended December 31, 2017 of $21.5, $6.8, $1.3, and $1.2 million were primarily related to the previously accrued Reggiani, Optitex, Rialco, and Shuttleworth contingent consideration liabilities, respectively.

The primary inputs to the fair value measurement of contingent consideration liability are the discount rate and probability-adjusted revenue or earnings targets specified in the acquisition agreements. Accordingly, we reviewed the sensitivity of the fair value measurement to changes in these inputs. We assessed the probability of achieving the revenue performance targets for contingent consideration associated with each acquisition at percentage levels between 50% and 100% as of each respective acquisition date based on an assessment of the historical performance of each acquired entity, our current expectations of future performance, and other relevant factors. A change in probability-adjusted revenue of five percentage points from the level assumed in the current valuations would result in an increase in the fair value of contingent consideration of $1.8 million or a decrease in the fair value of contingent consideration of $2.3 million, resulting in a corresponding adjustment to general and administrative expense. A change in the discount rate of one percentage point would result in an increase in the fair value of contingent consideration of $0.3 million or a decrease of $0.3 million. The potential undiscounted amount of future contingent consideration cash payments that we could be required to make related to our business acquisitions, beyond amounts currently accrued, is $10.6 million as of March 31, 2018.

Fair Value of Derivative Instruments

We utilize the income approach to measure the fair value of our derivative assets and liabilities. The income approach uses pricing models that rely on market observable inputs such as yield curves, currency exchange rates, and forward prices, and are therefore classified as Level 2 measurements. The notional amount of our derivative assets and liabilities was $243.5 and $239.4 million as of March 31, 2018 and December 31, 2017, respectively. We did not have any cash flow hedges as of March 31, 2018. The fair value of our derivative assets and liabilities that were designated for cash flow hedge accounting treatment having notional amounts of $3.9 million as of December 31, 2017 was not material.

Fair Value of Convertible Senior Notes

In September 2014, we issued $345 million aggregate principal amount of our Notes. The Notes are carried at their original issuance value, net of unamortized debt discount, and are not marked to market each period. The fair value of the Notes as of March 31, 2018 was approximately $334.7 million and was considered a Level 2 fair value measurement. Fair value was estimated based upon actual quotations obtained at the end of the reporting period or the most recent date available. A substantial portion of the market value of our Notes in excess of the outstanding principal amount relates to the conversion premium.

Note 6. Convertible Senior Notes, Note Hedges, and Warrants

0.75% Convertible Senior Notes Due 2019

In September 2014, we completed a private placement of $345 million principal amount of 0.75% Convertible Senior Notes due September 1, 2019. The Notes were sold to the initial purchasers for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The net proceeds from this offering were approximately $336.3 million, after deducting the initial purchasers’ commissions and the offering expenses paid by us. We used approximately $29.4 million of the net proceeds to purchase the Note Hedges described below, net of the proceeds from the Warrant transactions also described below.

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

The initial conversion rate is 18.9667 shares of common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $52.72 per share of common stock. Upon conversion of the Notes, holders will receive cash, shares of common stock or a combination thereof, at our election. Our intent is to settle the principal amount of the Notes in cash upon conversion. If the conversion value exceeds the principal amount, we would deliver shares of our common stock for our conversion obligation in excess of the aggregate principal amount. As of March 31, 2018, none of the conditions listed below allowing holders of the Notes to convert had been met.

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

The Notes consist of the following as of the periods presented below (in thousands):

	March 31,	December 31,
	2018	2017
Liability component	$345,000	$345,000
Debt discount, net of amortization	(19,823)	(23,178)
Debt issuance costs, net of amortization	(2,468)	(2,865)

Net carrying amount	$322,709	$318,957

Equity component	$63,643	$63,643
Less: debt issuance costs allocated to equity	(1,582)	(1,582)

Net carrying amount	$62,061	$62,061

Interest expenses recognized related to the Notes during the periods presented below were as follows (in thousands):

	Three months ended
	March 31,	March 31,
	2018	2017
0.75% coupon	$647	$640
Amortization of debt discount	3,355	3,142
Amortization of debt issuance costs	397	374

Total	$4,399	$4,156

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

Note 7. Income taxes

We recognized a tax benefit of $2.1 and $1.0 million on pretax loss of $5.7 million and pretax income of $3.8 million during the three months ended March 31, 2018 and 2017, respectively. The benefits and provisions for income taxes before discrete items reflected in the table below were $3.4 and $1.1 million during the three months ended March 31, 2018 and 2017, respectively. The decrease in the provisions for income taxes before discrete items for the three months ended March 31, 2018, compared with the same periods in the prior year, is primarily due to decreased profitability before income taxes.

Primary differences between our provision for income taxes before discrete items and the income tax provision at the U.S. statutory rate include taxes on permanently reinvested foreign earnings, the tax effects of stock-based compensation expense pursuant to ASC 718-740, Stock Compensation – Income Taxes, which are non-deductible for tax purposes, and the U.S. Research and Development Credit.

Our tax provision for (benefit from) income taxes before discrete items are reconciled to our recorded benefit from income taxes, for the periods presented below, as follows (in thousands):

	Three months ended March 31,
	2018	2017
Provision for (benefit from) income taxes before discrete items	$(3,420)	$1,096
Interest related to unrecognized tax benefits	112	34
Benefit related to stock based compensation, including ESPP dispositions	(24)	(1,568)
Benefit from reversals of accrued interest related to uncertain tax positions	(150)	—
Benefit from reassessment of taxes upon filing tax returns	—	(85)
Benefit from reassessment of taxes upon tax law change	161	(494)
Provision for deemed repatriation transition tax	1,222	—

Benefit from income taxes	$(2,099)	$(1,017)

On December 22, 2017, the 2017 Tax Act was enacted by the U.S. government. The 2017 Tax Act made broad and complex changes to the U.S. tax code that impact the three months ended March 31, 2018 and year ended December 31, 2017, including, but not limited to lowering the U.S. corporate income tax from 35% to 21% effective January 1, 2018, imposing a one-time deemed repatriation transition tax and the remeasurement of U.S. deferred tax assets and liabilities. The enactment of the 2017 Tax Act requires companies, under ASC 740, to recognize the effects of changes in tax law and rates on deferred tax assets and liabilities and the retroactive effects of changes in tax laws in the period in which the new legislation is enacted. The effects of these changes in tax law are recorded as a component of our tax provision, regardless of the category of pre-tax income or loss to which the deferred taxes relate.

The SEC issued SAB 118, which allows us to record a provisional estimate of the income tax effects of the 2017 Tax Act in the period in which we can make a reasonable estimate of its effects. We have recorded a $27.5 million tax charge in the year ended December 31, 2017 as a provisional estimate. This includes an estimated charge of $17.0 million related to the deemed repatriation transition tax, which is comprised of a gross transition tax of $27.0 million offset by foreign tax credits of $10.0 million. In addition, we recorded a $10.5 million charge related to the remeasurement of U.S. deferred tax assets and liabilities in the year ended December 31, 2017. While we have calculated a reasonable estimate of the impact of the U.S. tax rate reduction and the amount of the deemed repatriation transition tax, we are gathering additional information to refine and finalize our calculation of the impacts of the 2017 Tax Act on our U.S. deferred tax assets and liabilities, the deemed repatriation transition tax, and other provisions associated with the 2017 Tax Act. We accrued an additional $1.2 million for state taxes related to the deemed repatriation transition tax in the three months ended March 31, 2018. As we obtain additional information, we will record adjustments in subsequent periods and will finalize the calculation of the income tax effects of the 2017 Tax Act in the fourth quarter of 2018, or in an earlier quarter if our analysis is complete.

The 2017 Tax Act also created a global intangible low-tax income (“GILTI”) provision, which is a minimum tax on certain foreign earnings, commencing in the year ending December 31, 2018. The amount of future U.S. inclusions in taxable income related to GILTI depends on our current structure, estimated future results of global operations, and our intent and ability to modify our structure and/or our business. We are not yet able to provide a reasonable estimate of the effect of this provision of the 2017 Tax Act. Any subsequent adjustment to the deferred tax amounts related to GILTI (or other computations) will be recorded as a tax expense in the quarter of 2018 when the analysis is complete.

As of March 31, 2018, and December 31, 2017, gross unrecognized benefits that would affect the effective tax rate if recognized were $32.8 and $33.9 million, respectively. Over the next twelve months, our existing tax positions will continue to generate increased liabilities for unrecognized tax benefits. It is reasonably possible that our gross unrecognized tax benefits will decrease up to $4.4 million in the next twelve months. These adjustments, if recognized, would positively impact our effective tax rate, and would be recognized as additional tax benefits in our Condensed Consolidated Statements of Operations.

In accordance with ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, Similar Tax Loss, or Tax Credit Carryforward Exists, $16.4 million of gross unrecognized tax benefits were offset against deferred tax assets as of March 31, 2018, and the remaining $16.4 million has been recorded as noncurrent income taxes payable.

We are subject to examination by the Internal Revenue Service (“IRS”) for the 2014-2016 tax years, state tax jurisdictions for the 2013-2016 tax years, the Netherlands tax authority for the 2014-2016 tax years, the Spanish tax authority for the 2013-2016 tax years, the Israel tax authority for the 2014-2016 tax years, and the Italian tax authority for the 2013-2016 tax years.

Note 8. Commitments and Contingencies

Contingent Consideration

We are required to make payments to the former stockholders of acquired companies based on the achievement of specified performance targets as more fully explained in Note 5 – Investments and Fair Value Measurements.

Lease Commitments and Contractual Obligations

As of March 31, 2018, we have leased certain of our current facilities and vehicles under noncancelable operating lease agreements. We are required to pay property taxes, insurance, and nominal maintenance costs for certain of these facilities and vehicles, and any increases over the base year of these expenses on the remainder of our facilities and vehicle leases.

Assets Held for Sale

During the fourth quarter of 2017, management approved a plan to sell approximately 31.5 acres of land and two manufacturing buildings located at One Vutek Place and 189 Waukewan Street, Meredith, New Hampshire, consisting of 163,000 total square feet. Assets previously recorded within property and equipment, net, of $5.1 million consisting of $4.5 million net book value of the facilities and $0.6 million of related land have been reclassified as assets held for sale in our Condensed Consolidated Balance Sheet as of December 31, 2017 and March 31, 2018. Management has entered into an agreement to sell a portion of these facilities subject to due diligence and customary closing procedures. Management expects the sale of both of these facilities to be completed by December 31, 2018.

Off-Balance Sheet Financing – Lease Arrangements

On August 26, 2016, we entered into a lease agreement and have accounted for a lease term of 48.5 years, inclusive of two renewal options of 5.0 and 3.5 years, with the City of Manchester to lease 16.9 acres adjacent to the Manchester Regional Airport. The land is subleased to MUFG Americas Capital Leasing & Finance, LLC (“MUFG”), formerly Bank of Tokyo – Mitsubishi UFJ Leasing & Finance LLC during the term of the lease related to the manufacturing facility that is being constructed on the site, which is described below. Minimum lease payments are $13.3 million during the entire 48.5-year term of the land lease, excluding six months of the land lease that are financed into the manufacturing facility lease.

On August 26, 2016, we entered into a six-year lease with MUFG whereby a 225,000-square foot manufacturing and warehouse facility is under construction related to our super-wide format industrial digital inkjet printer business in the Industrial Inkjet operating segment at a projected cost of $40 million and a construction period of 20 months. Minimum lease payments during the initial six-year term are $1.8 million. Upon completion of the initial six-year term, we have the option to renew the lease, purchase the facility, or return the facility to MUFG subject to an 89% residual value guarantee under which we would recognize additional rent expense in the form of a variable rent payment. We have assessed our exposure in relation to the residual value guarantee and believe that there is no deficiency to the guaranteed value with respect to funds expended by MUFG as of March 31, 2018. We are treated as the owner of the facility for federal income tax purposes.

During the construction period, we are required under the terms of our agreement with MUFG to maintain restricted cash equivalents or restricted investments equal to the amount expended to date on the construction of the building. The funds are invested in $35.7 million of cash equivalents with a third-party trustee and are restricted during the construction period. Upon completion of construction, the funds will be released as cash and cash equivalents. The portion of released funds that represents 100% of the total expenditures made by MUFG will be deposited with MUFG and restricted as collateral until the end of the underlying lease period.

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

As of March 31, 2018, we are subject to the matters discussed below:

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

Purported Class Action Lawsuit

On August 10, 2017, a putative class action was filed against the Company and its two named executive officers in the United States District Court for the District of New Jersey, captioned Pipitone v. Electronics For Imaging, Inc., No. 2:17-cv-05992 (D.N.J.). A First Amended Complaint was filed on February 20, 2018. The plaintiffs allege, among other things, that statements by the Company and its officers about the Company’s financial reporting, revenue recognition, internal controls, and disclosure controls and procedures were false or misleading. The complaint seeks an unspecified amount of damages, interest, attorneys’ fees, and other costs, on behalf of a putative class of individuals and entities that purchased or otherwise acquired EFI securities from February 22, 2017 through August 3, 2017.

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

Purported Derivative Shareholder Lawsuits

On August 22, 2017, a purported derivative shareholder complaint was filed in the Superior Court of the State of California for the County of Alameda captioned Schiffmiller v. Gecht, No. RG17873197. A First Amended Complaint was filed on April 13, 2018. The complaint makes claims derivatively and on behalf of the Company as nominal defendant against the Company’s named executive officers and directors for alleged breaches of fiduciary duties and unjust enrichment, and alleges, among other things, that statements by the Company and its officers about the Company’s financial reporting, revenue recognition, internal controls, and disclosure controls and procedures were false or misleading. The complaint alleges the Company has suffered damage as a result of the individual defendants’ alleged actions, and seeks an unspecified amount of damages, restitution, and declaratory and other relief. The derivative action has been stayed pending the resolution of the Pipitone class action described above.

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

Other Matters

As of March 31, 2018, we were subject to various other claims, lawsuits, investigations, and proceedings in addition to the matter discussed above. There is at least a reasonable possibility that additional losses may be incurred in excess of the amounts that we have accrued. However, we believe that these claims are not material to our financial statements or the range of reasonably possible losses is not reasonably estimable. Litigation is inherently unpredictable, and while we believe that we have valid defenses with respect to legal matters pending against us, our financial statements could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies or because of the diversion of management’s attention and the incurrence of significant expenses.

Note 9. Segment Information and Geographic Data

Operating segment information is required to be presented based on the internal reporting used by the chief operating decision making group (“CODM”) to allocate resources and evaluate operating segment performance. Our CODM is comprised of our Chief Executive Officer and Chief Financial Officer. The CODM is focused on assessment and resource allocation among the Industrial Inkjet, Productivity Software, and Fiery operating segments.

Industrial Inkjet consists of our VUTEk super-wide and wide format display graphics, Nozomi corrugated packaging and display, Reggiani textile, and Cretaprint ceramic tile decoration and building material industrial digital inkjet printers; digital ultra-violet (“UV”) curable, light-emitting diode (“LED”) curable, ceramic, water-based, and thermoforming and specialty ink, as well as a variety of textile ink including dye sublimation, pigmented, reactive dye, acid dye, pure disperse dye, water-based dispersed printing ink, supplies, and coatings; digital inkjet printer parts; and professional services. Printing surfaces include paper, vinyl, corrugated, textile, glass, plastic, aluminum composite, ceramic tile, wood, and many other flexible and rigid substrates.

Productivity Software consists of a complete software suite that enables efficient and automated end-to-end business and production workflows for the print and packaging industry. This Productivity Suite also provides tools to enable revenue growth, efficient scheduling, and optimization of processes, equipment, and personnel. Customers are provided the financial and technical flexibility to deploy locally within their business or to be hosted in the cloud. The Productivity Suite addresses all segments of the print industry and consists of the: (i) Packaging Suite, with Radius at its core, for tag & label, cartons, and flexible packaging businesses; (ii) Corrugated Packaging Suite, with CTI at its core, for corrugated packaging businesses, including corrugated control capability using EFI Escada; (iii) Enterprise Commercial Print Suite, with Monarch at its core, for enterprise print businesses; (iv) Publication Print Suite, with Monarch or Technique at its core, for publication print businesses; (v) Midmarket Print Suite, with Pace at its core, for medium size print businesses; (vi) Quick Print Suite, with PrintSmith Vision and essential capabilities of Digital StoreFront at its core, for small printers and in-plant sites; and (vii) Value Added Products, available with the suite and standalone, such as web-to-print, e-commerce, cross media marketing, warehousing, fulfillment, shop floor data collection, and shipping to reduce costs, increase profits, and offer new products and services to their existing and future customers. We also market Optitex computer-aided fashion design (“fashion CAD”) software, which facilitates fast fashion and increased efficiency in the textile and fashion industries.

Fiery consists of Fiery and FreeFlow Print Server (“FFPS”), which was acquired from Xerox Corporation (“Xerox”), that transform digital copiers and printers into high performance networked printing devices for the office, commercial and industrial printing markets. This operating segment is comprised of (i) stand-alone DFEs connected to digital printers, copiers, and other peripheral devices, (ii) embedded DFEs and design-licensed solutions used in digital copiers and multi-functional devices, (iii) optional software integrated into our DFE solutions such as Fiery Central, and Graphics Arts Package, (iv) Fiery Self Serve, our self-service and payment solution, and (v) stand-alone software-based solutions such as our proofing, textile, and scanning solutions.

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

Revenue and operating segment profit (i.e., gross profit), excluding stock-based compensation expense, during the three months ended March 31, 2018 and 2017 is summarized as follows (in thousands):

	Three months ended March 31,
	2018	2017
Industrial Inkjet
Revenue	$142,209	$123,263
Gross profit	49,707	49,070
Gross profit percentages	35.0%	39.8%
Productivity Software
Revenue	$43,775	$35,058
Gross profit	31,413	25,596
Gross profit percentages	71.8%	73.0%
Fiery
Revenue	$53,882	$70,370
Gross profit	38,755	49,698
Gross profit percentages	71.9%	70.6%

Operating segment profit (i.e. gross profit) is reconciled to our Condensed Consolidated Statements of Operations during the periods presented below as follows (in thousands):

	Three months ended March 31,
	2018	2017
Segment gross profit	$119,875	$124,364
Stock-based compensation expense	(768)	(834)

Gross profit	$119,107	$123,530

Tangible and intangible assets, net of liabilities, are summarized by operating segment as follows (in thousands):

March 31, 2018	Industrial Inkjet	Productivity Software	Fiery	Corporate and Unallocated Net Assets	Total
Goodwill	$156,200	$176,284	$74,392	$—	$406,876
Identified intangible assets, net	60,611	32,751	18,450	—	111,812
Tangible assets, net of liabilities	231,795	(32,018)	23,819	39,358	262,954

Net tangible and intangible assets	$448,606	$177,017	$116,661	$39,358	$781,642

December 31, 2017
Goodwill	$154,373	$174,644	$74,261	$—	$403,278
Identified intangible assets, net	66,547	36,379	20,082	—	123,008
Tangible assets, net of liabilities	221,933	(27,755)	11,286	49,561	255,025

Net tangible and intangible assets	$442,853	$183,268	$105,629	$49,561	$781,311

Corporate and unallocated assets and liabilities consist of cash and cash equivalents, short-term investments, restricted cash equivalents, corporate headquarters facility, convertible senior notes, imputed financing obligation related to build-to-suit lease, income taxes receivable, and income taxes payable.

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

Our revenue by ship-to destination during the periods presented below was as follows (in thousands):

	Three months ended March 31,
	2018	2017
Americas	$117,385	$109,895
Europe, Middle East, and Africa (“EMEA”)	88,175	88,033
Asia Pacific (“APAC”)	34,306	30,763

Total revenue	$239,866	$228,691

Note 10. Derivatives and Hedging

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

Our exposures are primarily related to non-U.S. dollar-denominated revenue in Europe, the U.K., Latin America, China, Israel, and Australia, and to non-U.S. dollar-denominated operating expenses in Europe, India, the U.K., China, Israel, Brazil, and Australia. From time to time we have hedged our operating expense cash flow exposure in Indian rupees. We hedge balance sheet remeasurement exposure associated with British pound sterling, Canadian dollar, Chinese renminbi, Brazilian real, Israeli shekel, Japanese yen, Chinese renminbi, and Euro-denominated intercompany balances; Brazilian real, British pound sterling, Australian dollar, Israeli shekel, and Euro-denominated trade receivables; and British pound sterling, Israeli shekel, Canadian dollar, and other Euro-denominated net monetary assets.

By their nature, derivative instruments involve, to varying degrees, elements of market and credit risk. The market risk associated with these instruments resulting from currency exchange movement is expected to offset the market risk of the underlying transactions, assets, and liabilities being hedged (e.g. operating expenses; the collection of trade receivables denominated in currencies other than their respective reporting entity’s functional currency, and the settlement of intercompany balances denominated in currencies other than their functional currency). Under our master netting agreements with our foreign currency derivative counterparties, we are allowed to net transactions of the same currency with a single net amount payable by one party to the other. The derivatives held by us are not subject to any credit contingent features negotiated with these counterparties. We are not required to pledge cash collateral related to these foreign currency derivative contracts. We do not believe there is significant risk of loss from non-performance by the counterparty associated with these instruments because, by policy, we deal with counterparties having a minimum investment grade or better credit rating. Credit risk is managed through the continuous monitoring of exposures to such counterparties.

Cash Flow Hedges

We did not have any foreign currency derivative contracts designated as a cash flow hedge as of March 31, 2018. Our foreign currency derivative contracts designated as cash flow hedges for our Indian rupee operating expense were in the notional amounts of $3.9 million as of December 31, 2017. The fair value of the net assets (liabilities) related to these cash flow hedges are not material. The changes in fair value of these contracts are reported as a component of OCI and reclassified to operating expense in the periods of payment of the hedged operating expenses. The amount of ineffectiveness that was recorded in the Condensed Consolidated Statements of Operations for these designated cash flow hedges was immaterial. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.

Balance Sheet Hedges

Forward contracts not designated for hedge accounting treatment with notional amounts of $243.5 and $235.5 million are used to hedge foreign currency balance sheet exposures at March 31, 2018 and December 31, 2017, respectively. They are not designated for hedge accounting treatment since there is a natural offset for the remeasurement of the underlying foreign currency denominated asset or liability. We recognize changes in the fair value of non-designated derivative instruments in earnings in the period of change. Gains and losses on foreign currency forward contracts used to hedge balance sheet exposures are recognized in interest income and other income, net of expenses, in the same period as the remeasurement gain or loss of the related foreign currency denominated assets and liabilities. Our forward contracts not designated for hedge accounting treatment consisted of hedges of Australian dollar, British pound sterling, Brazilian real, Canadian dollar, Chinese renminbi, Euro, Indian rupee, Israeli shekel and Japanese yen.

These balance sheet hedges cover currency exposures in the following line items in the notional amounts indicated (in thousands):

	March 31,	December 31,
Balance sheet categories	2018	2017
Accounts Receivable	$52,130	$44,427
Other assets and liabilities, net	34,109	46,550
Intercompany balances	157,247	144,477

Total	$243,486	$235,454

Note 11. Restructuring and Other

During the three months ended March 31, 2018 and 2017, we continue to analyze our cost structure and re-align our cost structure following our business acquisitions. These charges primarily relate to integrating recently acquired businesses, consolidating facilities, eliminating redundancies, and lowering our operating expense run rate. Restructuring and other consists primarily of restructuring, severance, short-term retention costs, facility downsizing and relocation, and acquisition integration expenses. Our restructuring and other plans are accounted for in accordance with ASC 420, Exit or Disposal Cost Obligations, ASC 712, Compensation – Non-Retirement Postemployment Benefits, and ASC 820, Fair Value Measurements, and disclosures.

Restructuring and other costs were $4.7 and $0.9 million during the three months ended March 31, 2018 and 2017, respectively. Restructuring and other costs include severance charges of $3.0 and $0.4 million related to reductions in head count of 55 and 18 during the three months ended March 31, 2018 and 2017, respectively. Severance costs include severance payments, related employee benefits, outplacement fees, recruiting, and employee relocation costs.

Facilities relocation and downsizing expenses were $0.5 and $0.1 million during the three months ended March 31, 2018 and 2017, respectively, primarily related to the relocation of certain manufacturing and administrative locations due to reduced space requirements. Integration expenses of $1.1 and $0.5 million during the three months ended March 31, 2018 and 2017, respectively, were required to integrate our business acquisitions.

Restructuring and other reserve activities during the periods presented below are summarized as follows (in thousands):

	Three months ended March 31,
	2018	2017
Beginning reserve balance	$2,452	$1,824
Restructuring charges	2,916	285
Other charges	1,738	633
Non-cash restructuring and other	(173)	(63)
Payments	(3,102)	(684)

Ending reserve balance	$3,831	$1,995

Note 12. Stock-based Compensation

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

Stock-based compensation expense related to stock options, ESPP purchase rights, and RSUs during the periods presented below is summarized as follows (in thousands):

	Three months ended March 31,
	2018	2017
Stock-based compensation expense by type of awards
RSUs	$5,324	$9,237
ESPP purchase rights	1,446	1,043

Total stock-based compensation	6,770	10,280
Income tax benefit	(858)	(2,873)

Stock-based compensation expense, net of tax	$5,912	$7,407

Valuation Assumptions for Stock Options and ESPP Purchase Rights

We use the Black-Scholes-Merton (“BSM”) option pricing model to value stock-based compensation for all equity awards, except market-based awards, which are valued using the Monte Carlo valuation model. We value RSUs at the market price on the date of grant.

Stock options were not granted during the three months ended March 31, 2018 and 2017. The estimated weighted average fair value per share of ESPP purchase rights issued and the underlying weighted average assumptions for the periods presented below are as follows:

	Three months ended March 31,
	2018	2017
Weighted average fair value per share	$9.03	$12.03
Expected volatility	59% - 107%	24% - 28%
Risk-free interest rate	1.6% - 2.2%	0.7% - 1.2%
Expected term (in years)	0.5 - 2.0	0.5 - 2.0

As of March 31, 2018, 150,000 shares underlying stock options are outstanding and exercisable. They are time-based options with an aggregate intrinsic value of $1.8 million, weighted average exercise price of $15.43 per share, and the remaining contractual term of 1.03 years. Aggregate intrinsic value for stock options represents the difference between the closing price per share of our common stock on the last trading day of the fiscal period and the option exercise price multiplied by the number of in-the-money stock options outstanding, vested and expected to vest, and exercisable at March 31, 2018.

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

Non-vested RSUs during the three months ended March 31, 2018 are summarized below (shares in thousands):

	Time-based		Performance-based		Market-based		Total
	Shares	Weighted average grant date fair value	Shares	Weighted average grant date fair value	Shares	Weighted average grant date fair value	Shares	Weighted average grant date fair value
Non-vested at January 1, 2018	1,048	$35.76	1,209	$42.18	23	$35.15	2,280	$39.16
Granted	138	28.84	363	28.59	—	—	501	28.66
Vested	(27)	35.75	(12)	44.08	—	—	(39)	38.28
Forfeited	(44)	35.68	(562)	45.72	—	—	(606)	44.94

Non-vested at March 31, 2018	1,115	34.90	998	35.23	23	35.15	2,136	35.07

Vested RSUs

The grant date fair value of RSUs vested during the three months ended March 31, 2018 was $1.5 million. The aggregate intrinsic value of RSUs vested and expected to vest at March 31, 2018 was $38.3 million and the remaining weighted average vesting period was 1.22 years. Aggregate intrinsic value for RSUs vested and expected to vest represents the closing price per share of our common stock on the last trading day of the fiscal period, multiplied by the number of RSUs vested and expected to vest as of March 31, 2018. RSUs expected to vest represent time-based RSUs unvested and outstanding at March 31, 2018, and performance-based RSUs for which the requisite service period has not been rendered, but are expected to vest based on the achievement of performance conditions. Performance-based RSUs that vested based on annual financial results are expensed in the period that the performance and related service criteria were met.

Valuation Assumptions for Performance-based and Market-based RSUs

Performance-based stock options, market-based RSUs, and market-based stock options were not granted during the three months ended March 31, 2018. We use the BSM option pricing model to value performance-based RSUs. The weighted average grant date fair value per share of performance-based RSUs granted and the assumptions used to estimate grant date fair value during the periods presented below are as follows:

	Short-term	Long-term
Three months ended March 31, 2018 Grants
Grant date fair value per share	$28.59	$—
Service period (years)	1.0	N/A
Three months ended March 31, 2017 Grants
Grant date fair value per share	$47.28	$45.89
Service period (years)	1.0	2.0 - 3.0

Our performance-based RSUs generally vest when specified performance criteria are met based on bookings, revenue, cash provided by operating activities, non-GAAP operating income, non-GAAP earnings per share, revenue growth compared to market comparables, non-GAAP earnings per share growth compared to cash flow from operating activities growth, or other targets during the service period; otherwise, they are forfeited. Non-GAAP operating income is defined as operating income determined in accordance with GAAP, adjusted to remove the impact of certain expenses as defined in Unaudited Non-GAAP Financial Information. Non-GAAP earnings per share is defined as net income determined in accordance with GAAP, adjusted to remove the impact of certain expenses, and the related tax effects, divided by the weighted average number of common shares and dilutive potential common shares outstanding during the period as more fully defined in Note 2 – Earnings Per Share.

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

Note 13. Common Stock Repurchase Programs

On November 9, 2015, the board of directors approved the repurchase of $150 million of outstanding common stock commencing January 1, 2016. On September 11, 2017, the board of directors approved the repurchase of an additional $125 million for our share repurchase program commencing September 11, 2017. At that time, $28.8 million remained available for repurchase under the 2015 authorization. The 2017 authorization thereby increased the repurchase authorization to $153.8 million of our common stock. This authorization expires December 31, 2018. Under this publicly announced plan, we repurchased 0.6 and 0.4 million shares for an aggregate purchase price of $17.4 and $17.5 million during the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, $92.0 million remained available for repurchase under this authorization.

Our employees have the option to surrender shares of common stock to satisfy their tax withholding obligations that arise on the vesting of RSUs. In connection with stock option exercises, certain employees can surrender shares to satisfy the exercise price of certain stock options and any tax withholding obligations incurred in connection with such exercises. Employees surrendered less than 0.1 million and 0.1 million shares for an aggregate purchase price of $0.2 and $5.0 million during the three months ended March 31, 2018 and 2017, respectively.

These repurchased shares reduce shares outstanding and are recorded as treasury stock under the cost method thereby reducing stockholders’ equity by the cost of the repurchased shares. Our repurchase program is limited by SEC regulations and is subject to compliance with our insider trading policy.

Note 14. Accounts Receivable

Financing Receivables

ASC 310, Receivables, requires disclosure regarding the credit quality of our financing receivables and allowance for credit losses including disclosure of credit quality indicators, past due information, and modifications of our financing receivables. Our financing receivables of $38.0 and $28.7 million consisting of $23.7 and $16.6 million of sales-type lease receivables, included within other current assets and other assets at March 31, 2018 and December 31, 2017, respectively, and $14.2 and $12.1 million of trade receivables having an original contractual maturity in excess of one year, included within accounts receivable, net of allowance, at March 31, 2018 and December 31, 2017, respectively. The trade receivables of $14.2 and $12.1 million having an original total contractual maturity in excess of one year at March 31, 2018 and December 31, 2017, include $4.9 and $4.4 million, respectively, which are scheduled to be received in less than one year. The credit quality of financing receivables is evaluated on the same basis as trade receivables. We do not have material past due financing receivables.

Accounts Receivable Sales Arrangements

In accordance with ASC 860-20, Transfers and Servicing, trade receivables are derecognized from our Condensed Consolidated Balance Sheet when sold to third parties upon determining that such receivables are presumptively beyond the reach of creditors in a bankruptcy proceeding. Any recourse obligation is measured using market data from similar transactions and the servicing liability is determined based on the fair value that a third party would charge to service these receivables. These liabilities were determined to not be material at March 31, 2018 and December 31, 2017.

We have facilities in the U.S. and Italy that enable us to sell to third parties, on an ongoing basis, certain trade receivables with recourse. Trade receivables sold with recourse are generally short-term receivables with payment due dates of less than 10 days from the date of sale, which are subject to a servicing obligation. Trade receivables sold under these facilities were $3.2 and $21.4 million during the three months ended March 31, 2018, and the year ended December 31, 2017, which approximates the cash received.

We have facilities in Spain and Italy that enable us to sell to third parties, on an ongoing basis, certain trade receivables without recourse. Trade receivables sold without recourse are generally short-term receivables with payment due dates of less than one year, which are secured by international letters of credit. Trade receivables sold under these facilities were $1.3 and $5.9 million during the three months ended March 31, 2018, and the year ended December 31, 2017, which approximates the cash received.

We report collections from the sale of trade receivables to third parties as operating cash flows in the Condensed Consolidated Statements of Cash Flows.

Note 15. License Agreement

On November 1, 2017 (“Effective Date”), we entered into an agreement with Xeikon (the Agreement), which is a division of the Flint Group headquartered in Luxembourg to license the rights to the manufacturing, technology, marketing, and support of the Jetrion business. Pursuant to the Agreement, we provided Xeikon access to the Jetrion customer list and enabled Xeikon to assume the relationship with the third-party outsourcing company that manufactured Jetrion printers for us and resell the printers to our current customer base. Xeikon will purchase UV label ink exclusively from us and resell to both our current customer base as well as new Xeikon inkjet customers. Per the terms of the Agreement, we agreed to cease sales of Jetrion products for four years after the Effective Date. We received cash consideration of $2.0 million during 2017, and will receive annual volume-based royalty payments based on Xeikon’s ink purchases from us through October 31, 2021.

Volume-based royalty payments from Xeikon’s ink purchases are recognized as revenue ratably over four years. For the three months ended March 31, 2018, we recognized $0.1 million of revenue in our Condensed Consolidated Statements of Operations from the Agreement.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This Quarterly Report on Form 10-Q (“Report”), including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and the future results of the Company that are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the management of the Company. Words such as “address,” “anticipate,” “believe,” “consider,” “continue,” “develop,” “estimate,” “expect,” “further,” “goal,” “intend,” “may,” “plan,” “potential,” “project,” “seek,” “should,” “target,” “will,” variations of such words, and similar expressions are intended to identify such forward-looking statements. Such statements reflect the current views of the Company and its management with respect to future events and are subject to certain risks, uncertainties, and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company’s actual results, performance, or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Report under the section entitled “Risk Factors” in Item 1A of Part II of this report and Item 1A of Part I of our 2017 Form 10-K and elsewhere and in other reports the Company files with the SEC. The following discussion should be read in conjunction with our 2017 Form 10-K and the condensed consolidated financial statements and notes thereto included elsewhere in this Report. The Company assumes no obligation to revise or update these forward-looking statements to reflect actual results, events, or changes in factors or assumptions affecting such forward-looking statements

Business Overview

We are a world leader in customer-centric digital printing innovation focused on the transformation of the printing, packaging, ceramic tile decoration, and textile industries from the use of traditional analog based printing to digital on-demand printing.

Our products include industrial super-wide and wide format display graphics, corrugated packaging and display, textile, and ceramic tile decoration digital inkjet printers that utilize our digital ink, industrial digital inkjet printer parts, and professional services; print production workflow, web-to-print, cross-media marketing, fashion design, and business process automation solutions; and color printing DFEs creating an on-demand digital printing ecosystem. Our ink includes digital UV curable, LED curable, ceramic, water-based, and thermoforming and specialty ink, as well as a variety of textile ink including dye sublimation, pigmented, reactive dye, acid dye, pure disperse dye, water-based dispersed printing ink, and coatings. Our award-winning business process automation solutions are integrated from creation to print and are vertically integrated with our industrial digital inkjet printers and products produced by the leading production digital color page printer manufacturers that are driven by our Fiery DFEs.

Our product portfolio includes industrial super-wide and wide format digital inkjet products (“Industrial Inkjet”) including VUTEk display graphics super-wide and wide format, Nozomi corrugated packaging, Reggiani textile, Cretaprint ceramic tile decoration and building material industrial digital inkjet printers and ink; print production workflow, web-to-print, cross-media marketing, Optitex textile two-dimensional (“2D”) and three-dimensional (“3D”) fashion computer-aided design applications, and business process automation software (“Productivity Software”), which provides corporate printing, corrugated packaging, publishing, and mailing and fulfillment solutions for the printing and packaging industry; and Fiery DFEs (“Fiery”). Our integrated solutions and award-winning technologies are designed to automate print and business processes, streamline workflow, provide profitable value-added services, and produce accurate digital output.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make judgments, assumptions, and estimates that affect the amounts reported. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably possible could materially impact the financial statements. Management believes there have been no significant changes during the three months ended March 31, 2018 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2017 Form 10-K, with the exception of the following:

Revenue Recognition

Effective January 1, 2018, we adopted ASC 606 and ASC 340-40 using the modified retrospective method applied to those contracts that were not completed as of January 1, 2018. As a result of the adoption, we use significant judgments in applying the new revenue standards as further outlined in Notes 1 and 4 to Condensed Consolidated Financial Statements.

Recent Accounting Pronouncements

See Note 1 – Basis of Presentation and Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption.

Results of Operations

Overview

	Three months ended March 31,
	2018		2017		Change
		% of Revenue		% of Revenue	$	%
Revenue	$239,866	100.0%	$228,691	100.0%	$11,175	5%
Cost of revenue	120,759	50.3	105,161	46.0	15,598	15

Gross profit	119,107	49.7	123,530	54.0	(4,423)	(4)
Research and development	38,279	16.0	39,627	17.3	(1,348)	(3)
Sales and marketing	46,680	19.5	43,035	18.8	3,645	8
General and administrative	19,421	8.1	21,029	9.2	(1,608)	(8)
Restructuring and other	4,654	1.9	918	0.5	3,736	407
Amortization of identified intangibles	12,138	5.1	10,778	4.7	1,360	13

Total operating expenses	121,172	50.6	115,387	50.5	5,785	5

Income (loss) from operations	(2,065)	(0.9)	8,143	3.6	(10,208)	*
Interest expense	(4,954)	(2.0)	(4,660)	(2.0)	(294)	6
Interest income and other income, net of expenses	1,289	0.5	287	0.1	1,002	349

Income (loss) before income taxes	(5,730)	(2.4)	3,770	1.7	(9,500)	*
Benefit from income taxes	2,135	0.9	1,017	0.4	1,118	110

Net income (loss)	$(3,595)	(1.5)%	$4,787	2.1%	$(8,382)	*

*	Percentages not meaningful.

Key financial results during the three months ended March 31, 2018 were as follows:

•

Our consolidated revenue increased by $11.2 million, or 5%, during the three months ended March 31, 2018, compared to the same period in the prior year. The increase was driven by an $18.9 million increase in Industrial Inkjet revenue and an $8.7 million increase in Productivity Software revenue, partially offset by a $16.5 million decrease in Fiery revenue for the three months ended March 31, 2018, compared with the same period in the prior year.

•

Gross profit decreased by $4.4 million or 4% during the three months ended March 31, 2018, compared to the same period last year. Gross profit percentage declined to 49.7% from 54.0% during the three months ended March 31, 2018 and 2017, respectively. These reductions were primarily due to the reduced contribution of Fiery to our overall revenue, and reduced Industrial Inkjet gross margins attributable to the ramp-up of production on new products.

•

Operating expenses increased by $5.8 million or 5% during the three months ended March 31, 2018 compared to the same period last year. The increase in operating expenses was primarily due to increases in restructuring and other expenses of $3.7 million, sales and marketing expenses of $3.6 million and amortization of intangible assets of $1.4 million, partially offset by decreases in general and administrative expenses of $1.6 million and research and development expenses of $1.3 million.

•

Interest expense and interest income and other income, net of expenses decreased by $0.7 million on a combined basis in the three months ended March 31, 2018 compared to the same period last year, primarily due to foreign currency gains of $0.3 million and imputed interest income of $0.2 million recognized on revenue contracts following the adoption of the new revenue recognition guidance.

•	Benefit from income taxes increased by $1.1 million during the three months ended March 31, 2018, compared to the same period last year primarily due to lower pre-tax income (loss).

Revenue

We classify our revenue, gross profit, assets, and liabilities in accordance with our three operating segments, as described in Note 9 – Segment Information and Geographic Data in our Notes to Condensed Consolidated Financial Statements; Industrial Inkjet, Productivity Software, and Fiery.

Ex-Currency. To better understand trends in our business, we believe it is helpful to adjust our Condensed Consolidated Statements of Operations to exclude the impact of year-over-year changes in the translation of foreign currencies into U.S. dollars. This is a non-GAAP measure that is calculated by adjusting revenue, gross profit, and operating expenses by using historical exchange rates in effect during the comparable prior period and removing the balance sheet currency remeasurement impact from interest income and other income, net of expenses, including removal of any hedging gains and losses. We refer to these adjustments as “ex-currency.” The year-over-year currency impact can be determined as the difference between year-over-year actual growth rates and year-over-year ex-currency growth rates.

Management believes the ex-currency measures provide investors with an additional perspective on year-over-year financial trends and enables investors to analyze our operating results in the same way management does. A reconciliation of the ex-currency adjustments to GAAP results for the three months ended March 31, 2018 and 2017 and an explanation of how management uses non-GAAP financial information to evaluate its business, the substance behind management’s decision to use this non-GAAP financial information, the material limitations associated with the use of non-GAAP financial information, the manner in which management compensates for those limitations, and the substantive reasons management believes that this non-GAAP financial information provides useful information to investors is included under “Non-GAAP Financial Information” below.

Revenue by Operating Segment

Our revenue by operating segment during the periods presented below was as follows (in thousands):

	Three months ended March 31,				Change
	2018	% of total	2017	% of total	$	%
Industrial Inkjet	$142,209	59%	$123,263	54%	$18,946	15%
Productivity Software	43,775	18	35,058	15	8,717	25
Fiery	53,882	23	70,370	31	(16,488)	(23)

Total revenue	$239,866	100%	$228,691	100%	$11,175	5%

Our consolidated revenue increased by $11.2 million or 5% (flat ex-currency) during the three months ended March 31, 2018 compared to the same period in 2017, primarily due to increased Industrial Inkjet and Productivity Software revenue, partially offset by decreased Fiery revenue. In addition, adoption of the new revenue recognition guidance increased reported revenue by $1.5 million in the current quarter, primarily in the Productivity Software segment, compared to the previous revenue recognition guidance.

Industrial Inkjet

Industrial Inkjet revenue increased by $18.9 million, or 15% (8% ex-currency), during the three months ended March 31, 2018 compared with the same period in 2017. Industrial Inkjet revenue increased primarily due to:

•	Revenue from our Nozomi single-pass industrial digital inkjet platform launched in the third quarter of 2017,

•	increased ink and supplies revenue due to the increase in our installed printer base and the high utilization that our industrial digital inkjet printers are experiencing in the field, and

•	increased revenue from parts.

The Nozomi single-pass industrial digital inkjet platform was launched in the third quarter of 2017, for the corrugated, paper packaging, display printing, and other related markets. We have invested significantly in the research and development, sales and marketing, and manufacturing processes required to successfully launch this product. While we have sold a limited number of printers, we are unable to predict the actual level of demand for this product because Nozomi is a new product. If this product is not successful in the market, then our consolidated financial position and results of operations could be materially impacted.

Productivity Software

Productivity Software revenue increased by $8.7 million, or 25% (21% ex-currency), during the three months ended March 31, 2018 compared with the same period in 2017. Productivity software revenue increased primarily due to:

•	increased license revenue,

•	sales from Escada, which we acquired in the fourth quarter of 2017,

•	increased maintenance revenue, and

•	the impact from adoption of the new revenue recognition guidance which increased revenue in the first quarter of 2018, compared to the previous revenue recognition guidance.

Fiery

Fiery revenue decreased by $16.5 million, or 23% (24% ex-currency) during the three months ended March 31, 2018 compared with the same period in 2017. Although end customer and reseller preference for Fiery products drives demand, most Fiery revenue relies on printer manufacturers to design, develop, and integrate Fiery technology into their print engines. The leading printer manufacturers experienced reduced demand for Fiery controllers and software options, which was partially offset by an increase in revenue from parts.

Revenue by Geographic Area

Shipments to some of our significant printer manufacturer customers are made to centralized purchasing and manufacturing locations, which in turn ship to other locations, making it difficult to obtain completely accurate geographical shipment data. Accordingly, we believe that export sales of our products into each region may differ from what is reported.

Our revenue by geographic area during the periods presented below was as follows (in thousands):

	Three months ended March 31,				Change
	2018	% of total	2017	% of total	$	%
Americas	$117,385	49%	$109,895	48%	$7,490	7%
EMEA	88,175	37	88,033	39	142	0
APAC	34,306	14	30,763	13	3,543	12

Total revenue	$239,866	100%	$228,691	100%	$11,175	5%

Americas. Revenue increased by $7.5 million, or 7% (6% ex-currency), during the three months ended March 31, 2018 compared with the same period in 2017, due to strong growth in Industrial Inkjet and Productivity Software revenue, partially offset by lower Fiery revenue. The impact from adoption of the new revenue recognition guidance increased revenue in the first quarter of 2018, compared to the previous revenue recognition guidance.

EMEA. Revenue increased by $0.1 million, or less than 1% (decreased by 9% ex-currency), during the three months ended March 31, 2018 compared with the same period in 2017, primarily due to increased Industrial Inkjet revenue and growth in Productivity Software revenue, partially offset by decreased Fiery revenue. The impact from adoption of the new revenue recognition guidance increased revenue in the first quarter of 2018, compared to the previous revenue recognition guidance.

APAC. Revenue increased by $3.5 million, or 12% (5% ex-currency), during the three months ended March 31, 2018 compared with the same period in 2017, primarily due to strong growth in Industrial Inkjet and Productivity Software revenue, partially offset by decreased Fiery revenue.

Revenue Concentration

A substantial portion of our revenue has been attributable to sales of products through the leading printer manufacturers and independent distributor channels. We have a direct relationship with several leading printer manufacturers and work closely to design, develop, and integrate Fiery technology into their print engines. A significant portion of our revenue is, and has been, generated by sales of our Fiery DFE products to a relatively small number of leading printer manufacturers. During the three months ended March 31, 2018 and 2017, Xerox provided less than 10% and 10% of our consolidated revenue, respectively. We expect that if we continue to increase our revenue in the Industrial Inkjet and Productivity Software operating segments in the future, the percentage of our revenue from the leading printer manufacturer customers will decrease.

Gross Profit

Gross profit by operating segment, excluding stock-based compensation, during the periods presented below was as follows (in thousands):

	Three months ended March 31,
	2018	2017
Industrial Inkjet
Revenue	$142,209	$123,263
Gross profit	49,707	49,070
Gross profit percentages	35.0%	39.8%
Productivity Software
Revenue	$43,775	$35,058
Gross profit	31,413	25,596
Gross profit percentages	71.8%	73.0%
Fiery
Revenue	$53,882	$70,370
Gross profit	38,755	49,698
Gross profit percentages	71.9%	70.6%

A reconciliation of our segment gross profit to our Condensed Consolidated Statements of Operations during the periods presented below was as follows (in thousands):

	Three months ended March 31,
	2018	2017
Segment gross profit	$119,875	$124,364
Stock-based compensation expense	(768)	(834)

Gross profit	$119,107	$123,530

Our gross profit percentage decreased to 49.7% during the three months ended March 31, 2018 from 54.0% during the same period in 2017. The decreased gross profit percentage was primarily due to the greater proportion of Industrial Inkjet revenues than Productivity Software and Fiery revenues in the first quarter of 2018 compared to the prior year period. The Productivity Software and Fiery segments produce higher average gross profit percentages than our Industrial Inkjet segment. In addition, as more fully explained below, the gross profit percentage in the Industrial Inkjet segment was lower in the three months ended March 31, 2018 than in the comparable prior year period. The impact from adoption of the new revenue recognition guidance increased reported gross profit by $1.5 million in the current quarter, primarily in the Productivity Software segment, compared to the previous revenue recognition guidance.

Industrial Inkjet Gross Profit

The Industrial Inkjet gross profit percentage decreased to 35.0% (33.7% ex-currency) during the three months ended March 31, 2018 from 39.8% during the same period in 2017. Gross profit percentages for industrial digital inkjet printers decreased due to a higher proportion of corrugated printer sales, which are currently at a relatively lower gross profit percentage due to the ramping up of production and sales of our new Nozomi single-pass industrial digital inkjet platform. Partially offsetting the impact of lower printer gross profit percentages were higher gross profit percentages for ink and supplies, and parts and service revenues. The impact from adoption of the new revenue recognition guidance decreased gross profit in the first quarter of 2018, compared to the previous revenue recognition guidance.

Productivity Software Gross Profit

The Productivity Software gross profit percentages decreased to 71.8% (72.2% ex-currency) during the three months ended March 31, 2018, from 73.0% during the same period in 2017, primarily due to changes in product mix. Lower gross profit on software service revenue and maintenance was partially offset by increased gross profit on license and subscription revenue, and hardware revenues. In addition, the impact from adoption of the new revenue recognition guidance increased gross profit in the first quarter of 2018 compared to the previous revenue recognition guidance.

Fiery Gross Profit

The Fiery gross profit percentage increased to 71.9% (also 71.9% ex-currency) during the three months ended March 31, 2018 compared to 70.6% during the same period in 2017.

Operating Expenses

Operating expenses during the periods presented below were as follows (in thousands):

	Three months ended March 31,
			Change
	2018	2017	$	%
Research and development	$38,279	$39,627	$(1,348)	(3)%
Sales and marketing	46,680	43,035	3,645	8
General and administrative	19,421	21,029	(1,608)	(8)
Restructuring and other	4,654	918	3,736	407
Amortization of identified intangibles	12,138	10,778	1,360	13

Total operating expenses	$121,172	$115,387	$5,785	5%

Operating expenses increased by $5.8 million, or 5% (1% ex-currency) during the three months ended March 31, 2018 compared to the same period in 2017. The increase in operating expenses was primarily due to higher sales and marketing expenses, increased restructuring and other costs, and increased amortization of identified intangibles from recent acquisitions. Partially offsetting these increases were lower research and development and general and administrative expenses.

Research and Development

Research and development expenses include personnel, consulting, travel, research and development facilities, prototype materials, testing and development equipment, and non-recurring engineering expenses.

Research and development expenses during the three months ended March 31, 2018 were $38.3 million, or 16.0% of revenue, compared to $39.6 million, or 17.3% of revenue, during the same period in 2017. The decrease of $1.3 million, or 3% (6% ex-currency), reflects a reduction in stock-based compensation expense of $1.2 million primarily due to the timing of new grants and reduced vesting probabilities of certain performance based awards, partially offset by increased ESPP expense due to a price reset compared to the prior year.

We expect that if the U.S. dollar remains volatile against the Indian rupee, Euro, British pound sterling, Israeli shekel, or Brazilian real, research and development expenses reported in U.S. dollars could fluctuate, although we occasionally hedge our operating expense exposure to the Indian rupee, which partially mitigates this risk.

Sales and Marketing

Sales and marketing expenses include personnel, trade shows, marketing programs and promotional materials, sales commissions, travel and entertainment, depreciation, and worldwide sales office expenses.

Sales and marketing expenses during the three months ended March 31, 2018 were $46.7 million, or 19.5% of revenue, compared to $43.0 million, or 18.8% of revenue, during the same period in 2017, representing an increase of $3.6 million, or 8% (3% ex-currency). Personnel-related expenses increased by $3.2 million primarily due to increased head count related to our expanded sales efforts around new products, as well as our recent business acquisitions. Trade show and marketing program spending, including consulting and contractor, increased by $0.9 million. Stock-based compensation expense decreased by $0.5 million primarily due to timing of new grants and reduced vesting probabilities of certain performance based awards, partially offset by increased ESPP expense due to a price reset compared to the prior year.

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

General and Administrative

General and administrative expenses consist primarily of human resources, legal, bad debts, litigation, and finance expenses, as well as changes in the fair value of earnout liabilities.

General and administrative expenses during the three months ended March 31, 2018 were $19.4 million, or 8.1% of revenue, compared to $21.0 million, or 9.2% of revenue, during the same period in 2017, which is a decrease of $1.6 million, or 8% (11% ex-currency). The change in fair value of earnout liabilities decreased by $2.5 million. In the three months ended March 31, 2018, reductions in the estimated earnout liabilities for Generation Digital and Shuttleworth totaling $1.5 million were partially offset by accretion of $0.2 million across all earnout liabilities. In the three months ended March 31, 2017, we recognized an increase in the Optitex earnout performance probability and $0.4 million of earnout interest accretion related to all acquisitions. Stock-based compensation expense decreased by $1.7 million primarily due to timing of new grants and reduced vesting probabilities of certain performance based awards, partially offset by increased ESPP expense due to a price reset compared to the prior year. These decreases were partially offset by increased personnel-related expenses of $1.5 million primarily due to head count increases related to our business acquisitions and higher travel expenses, and increased professional fees of $0.6 million.

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

Stock-based compensation expenses were $6.8 and $10.3 million during the three months ended March 31, 2018 and 2017, respectively, a decrease of $3.5 million. Stock-based compensation expense decreased primarily due to timing of new grants and reduced vesting probabilities of certain performance based awards, partially offset by increased ESPP expenses due to a price reset compared to the prior year.

Restructuring and Other

Restructuring and other costs were $4.7 and $0.9 million during the three months ended March 31, 2018 and 2017, respectively. Restructuring and other costs include severance charges of $3.0 and $0.4 million related to reductions in head count of 55 and 18 during the three months ended March 31, 2018 and 2017, respectively. Severance costs include severance payments, related employee benefits, outplacement fees, recruiting, and employee relocation costs.

Facilities relocation and downsizing expenses were $0.5 and $0.1 million during the three months ended March 31, 2018 and 2017, respectively, primarily related to the relocation of certain manufacturing and administrative locations to accommodate decreased space requirements in 2018 and 2017. Integration expenses of $1.1 and $0.5 million during the three months ended March 31, 2018 and 2017, respectively, were required to integrate our business acquisitions.

Amortization of Identified Intangibles

Amortization of identified intangibles during the three months ended March 31, 2018 was $12.1 million, or 5.1% of revenue, compared to $10.8 million, or 4.7% of revenue, during the same period in 2017, an increase of $1.4 million, or 13%. Intangible amortization increased primarily due to amortization of identified intangibles resulting from the Escada, Generation Digital, and FFPS acquisitions, partially offset by decreased amortization due to certain intangible assets from prior year acquisitions becoming fully amortized.

Interest Expense

Interest expense during the three months ended March 31, 2018 was $5.0 million compared to $4.7 million during the same period in 2017, an increase of $0.3 million primarily due to interest accretion related to the FFPS purchase liability and our Notes.

Interest Income and Other Income, Net of Expenses

Interest income and other income, net of expenses, includes interest income on our cash equivalents and short-term investments, gains and losses from sales of our cash equivalents and short-term investments, imputed interest on contracts with a significant financing component, and net foreign currency exchange gains and losses.

Interest income and other income, net, increased to $1.3 million during the three months ended March 31, 2018, from $0.3 million during the same period in 2017, primarily due to increased investment income resulting from increased market interest rates and increased foreign currency exchange gains.

Income Before Income Taxes

The geographic mix of income before income taxes during the periods presented below are as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
U.S.	$(12,297)	$(3,247)
Foreign	6,567	7,017

Total	$(5,730)	$3,770

During the three months ended March 31, 2018, pretax loss of $5.7 million consisted of U.S. pretax loss of $12.3 million and foreign pretax income of $6.6 million, respectively. Pretax loss attributable to U.S. operations included amortization of identified intangible assets of $3.1 million, stock-based compensation expenses of $6.8 million, restructuring and other of $3.3 million, change in contingent consideration of $1.1 million, acquisition-related costs of $0.7 million, and interest expense of $4.9 million. Pretax loss attributable to foreign operations included amortization of identified intangible assets of $9.0 million, restructuring and other of $1.4 million, change in contingent consideration of $0.4 million, and earnout interest accretion of $0.2 million. The exclusion of these items from pretax loss would have resulted in U.S. and foreign pretax income of $12.5 and $9.7 million, respectively, during the three months ended March 31, 2018.

During the three months ended March 31, 2017, pretax income of $3.8 million consisted of U.S. pretax loss of $3.2 million and foreign pretax income of $7.0 million, respectively. Pretax loss attributable to U.S. operations included amortization of identified intangibles of $2.9 million, stock-based compensation of $10.3 million, restructuring and other of $0.7 million, acquisition-related costs of $0.7 million, cost of revenue resulting from the fair value adjustment to FFPS inventory of $0.4 million, and interest expense related to our Notes of $4.2 million. Pretax income attributable to foreign operations included amortization of identified intangibles of $7.9 million, restructuring and other of $0.2 million, cost of revenue resulting from the fair value adjustment to FFPS inventory of $0.6 million, earnout interest accretion of $0.4 million, and change in fair value of contingent consideration of $0.8 million. The exclusion of these items from pretax income would have resulted in U.S. and foreign pretax income of $15.1 and $16.8 million, respectively, during the three months ended March 31, 2017.

Provision for (Benefit from) Income Taxes

	Three Months Ended March 31,
	2018	2017
Income Before Tax	$(5,730)	$3,770
Provision for (benefit from) income taxes	(2,135)	(1,017)
Effective income tax rate	37.3%	-27.0%

The effective tax rate has increased from first quarter of 2018 to the same period in 2017, primarily due to decreased tax benefits related to both permanently reinvested foreign earnings and stock based compensation.

On December 22, 2017, the U.S enacted the 2017 Tax Act, which will have wide ranging impacts including, but not limited to, lowering the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018, imposing a one-time deemed repatriation transition tax and the revaluation of U.S. deferred tax assets and liabilities. The 2017 Tax Act also created a minimum tax on certain foreign earnings, also known as the GILTI provision, commencing in the year ending December 31, 2018. The SEC issued SAB 118 which allows us to record a provisional estimate of the income tax effects of the 2017 Tax Act in the period in which we can make a reasonable estimate of its effects. We have recorded an additional provision of $1.2 million for state deemed repatriation transition tax during the three months ended March 31, 2018. As we obtain additional information, we will record adjustments in subsequent periods, and will finalize the calculation of the income tax effects of the 2017 Tax Act in the fourth quarter of 2018, or in an earlier quarter if our analysis is complete.

We earn a significant amount of our operating income outside the U.S., which is deemed to be permanently reinvested in foreign jurisdictions. Of the income generated in jurisdictions with tax rates materially lower than the statutory U.S. tax rate of 21%, most is earned in the Netherlands, Spain, Italy, and the Cayman Islands. In 2017, we realigned the ownership of certain intellectual property to augment operational synergies and parallel both our worldwide intellectual property ownership and our worldwide supply chain. Our effective tax rate could fluctuate significantly and be adversely impacted if anticipated earnings in the foreign jurisdictions are significantly different than current projections.

While we currently do not foresee a need to repatriate the earnings of foreign operations, should we require more capital in the U.S. than our cash and cash equivalents and short-term investments located in the U.S., along with cash generated by our U.S. operations, we may elect to repatriate funds held in our foreign jurisdictions or raise capital in the U.S. through debt or equity issuances. These alternatives could result in higher effective tax rates, the cash payments of taxes and/or increased interest expense, and foreign income and withholding taxes. Due to the enactment of the 2017 Tax Act, we will not be subject to U.S. federal income tax on dividends received from our foreign subsidiaries commencing January 1, 2018. We are evaluating the potential foreign and U.S. state income tax liabilities that would result from future repatriations, if any, and how the 2017 Tax Act will impact our current permanent reinvestment assertion. We expect to complete this analysis and the impact, if any, which the 2017 Tax Act may have on our indefinite reinvestment assertion in the fourth quarter of 2018, or in an earlier quarter if our analysis is complete.

In Altera Corp. v. Commissioner, the U.S Tax Court issued an opinion on July 27, 2015, related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. To date, the U.S. Department of the Treasury has not withdrawn the requirement to include stock-based compensation in intercompany cost-sharing arrangements from its regulations. Due to the uncertainty related to the status of the current regulations and the basis of the appeal that has been filed by the Internal Revenue Service, we have not recorded any benefit as of March 31, 2018, in our Condensed Consolidated Statement of Operations. We will continue to monitor ongoing developments and potential impacts to our condensed consolidated financial statements.

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

Use and Economic Substance of Non-GAAP Financial Measures

We compute non-GAAP net income and non-GAAP earnings per diluted share by adjusting GAAP net income and GAAP earnings per diluted share to remove the impact of the amortization of acquisition-related intangibles, stock-based compensation expense, non-cash settlement of employee-related liabilities, restructuring and other expenses including costs to integrate such acquisitions into our business, acquisition-related transaction expenses, , incremental cost of revenue due to the fair value adjustment to inventories acquired in business acquisitions, changes in the fair value of contingent consideration including accretion and the related foreign exchange fluctuation impact, revenue recognition and accounting review costs, litigation settlement charges, and non-cash interest expense related to our Notes. We use a constant non-GAAP tax rate of 19%, which we believe reflects the long-term average tax rate based on our international structure and geographic distribution of revenue and profit.

Ex-Currency. To better understand trends in our business, we believe it is helpful to adjust our Condensed Consolidated Statements of Operations to exclude the impact of year-over-year changes in the translation of foreign currencies into U.S. dollars. This is a non-GAAP measure that is calculated by adjusting revenue, gross profit, and operating expenses by using historical exchange rates in effect during the comparable prior period and removing the balance sheet currency remeasurement impact from interest income and other income, net, including removal of any hedging gains and losses. We refer to these adjustments as “ex-currency”. Management believes the ex-currency measures provide investors with an additional perspective on year-over-year financial trends and enables investors to analyze our operating results in the same way management does. The year-over-year currency impact can be determined as the difference between year-over-year actual growth rates and year-over-year ex-currency growth rates.

These excluded items are described below:

•

Cost of revenue related to fair value adjustment of the Free Flow Print Server business (“FFPS”). Inventory acquired in an acquisition must be recorded at fair value rather than historical cost in accordance with ASC 805. The fair value of FFPS inventory reflects the manufacturing cost plus a portion of the expected gross profit. In 2017, we adjusted our cost of revenue to reflect the expected gross profit that was included in the inventory valuation under ASC 805. We believe this adjustment is useful to investors to understand the gross profit trends of our ongoing business.

•	Amortization of identified intangible assets. Intangible assets acquired to date are being amortized on a straight-line basis.

•	Stock-based compensation expense recognized in accordance with ASC 718.

•	Restructuring and other consists of:

•	Restructuring charges incurred as we consolidate the number and size of our facilities and, in addition, reduce the size of our workforce.

•

Expenses incurred to integrate acquired businesses of $1.1 and $0.5 million during the three months ended March 31, 2018 and 2017, respectively. We have acquired 18 businesses in the last 5 years, which have required significant information technology investment to integrate them into our business.

•	Acquisition-related transaction costs associated with businesses acquired during the periods reported and anticipated transactions were $0.7 million for the three months ended March 31, 2018 and 2017.

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

•

Revenue Recognition and Accounting Review Costs. As described in “Item 9A, Controls and Procedures” of our 2017 Form 10-K, our management concluded that we had material weaknesses in our internal control over financial reporting as of December 31, 2017 related to revenue recognition practices, determination of inventory valuation at our Italian manufacturing subsidiary, and staffing levels within the Finance and Accounting function and, therefore, did not maintain effective internal control over financial reporting or effective disclosure controls and procedures, both of which are requirements of the Securities Exchange Act of 1934, as of that date. The review of our revenue recognition and inventory valuation practices has required that we expend significant management time and incur significant accounting, legal, and other expenses totaling $0.6 million during the three months ended March 31, 2018, and we expect to incur additional costs in future periods. There were no comparable costs incurred in the three months ended March 31, 2017.

•

Tax effect of non-GAAP adjustments. We use a constant non-GAAP tax rate of 19%, which we believe reflects the long-term average tax rate based on our international structure and geographic distribution of revenue and profit. The long-term average tax rate is calculated in accordance with the principles of ASC 740, Income Taxes, after excluding the tax effect of the non-GAAP items described above and $1.2 million of tax charges recognized during the three months ended March 31, 2018 as a result of the 2017 Tax Act, which was enacted in December 22, 2017. During the three months ended December 31, 2017, we previously excluded a $27.5 charge as a result of the 2017 Tax Act, which was enacted on December 22, 2017.

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

RECONCILIATION OF GAAP NET INCOME (LOSS) TO NON-GAAP NET INCOME

(unaudited)

	Three Months Ended March 31,
	2018	2017	Ex-Currency
(in millions, except per share data)			2018
Net income (loss)	$(3.6)	$4.8	$(3.6)
Cost of revenue adjustment — FFPS inventory valuation	—	1.0	—
Amortization of identified intangibles assets and in-process R&D	12.1	10.8	12.1
Ex-currency adjustment	—	—	(2.2)
Stock-based compensation	6.8	10.3	6.8
Restructuring and other	4.7	0.9	4.7
General and administrative:
Acquisition-related transaction costs	0.7	0.7	0.7
Changes in fair value of contingent consideration	(1.3)	1.3	(1.3)
Revenue recognition and accounting review costs	0.6	—	0.6
Interest and other expense, net:
Non-cash interest expense related to our Notes	3.4	3.2	3.4
Foreign exchange fluctuation related to contingent consideration	—	(0.1)	—
Balance sheet currency remeasurement impact	—	—	0.3
Tax effect of non-GAAP adjustments	(6.2)	(7.1)	(5.8)

Non-GAAP net income	$17.2	$25.8	$15.7

Non-GAAP net income per diluted share	$0.38	$0.55	$0.34
Shares for purposes of computing diluted non-GAAP net income per share	45.5	47.2	45.5

RECONCILIATION OF GAAP REVENUE BY OPERATING SEGMENT TO

NON-GAAP EX-CURRENCY

(unaudited)

	Three months ended March 31,
(in millions)	GAAP		Ex-Currency			GAAP				Ex-Currency
	2018	% of total	Ex-Currency Adjustments		% of total	GAAP 2017	% of total	Change from 2017 GAAP		Change from 2017 GAAP
				2018				$	%	$	%
Industrial Inkjet	$142.2	59%	$(9.1)	$133.1	58%	$123.3	54%	$18.9	15%	$9.8	8%
Productivity Software	43.8	18	(1.5)	42.3	18	35.0	15	8.8	25	7.3	21
Fiery	53.9	23	(0.1)	53.8	24	70.4	31	(16.5)	(23)	(16.6)	(24)

Total revenue	$239.9	100%	$(10.7)	$229.2	100%	$228.7	100%	$11.2	5%	$0.5	—%

RECONCILIATION OF GAAP REVENUE BY GEOGRAPHIC AREA TO

NON-GAAP EX-CURRENCY

(unaudited)

	Three months ended March 31,
(in millions)	GAAP		Ex-Currency			GAAP				Ex-Currency
	2018	% of total	Ex-Currency Adjustments	2018	% of total	GAAP 2017	% of total	Change from 2017 GAAP		Change from 2017 GAAP
								$	%	$	%
Americas	$117.4	49%	$(0.4)	$117.0	51%	$109.9	48%	$7.5	7%	$7.1	6%
EMEA	88.2	37	(8.3)	79.9	35	88.0	39	0.2	—	(8.1)	(9)
APAC	34.3	14	(2.0)	32.3	14	30.8	13	3.5	12	1.5	5

Total revenue	$239.9	100%	$(10.7)	$229.2	100%	$228.7	100%	$11.2	5%	$0.5	—%

RECONCILIATION OF GROSS PROFIT BY OPERATING SEGMENT TO

NON-GAAP EX-CURRENCY

(unaudited)

	Three months ended March 31,
	GAAP	Ex-Currency Adjustments	Ex-Currency	GAAP
(in millions)	2018		2018	2017
Industrial Inkjet
Revenue	$142.2	$(9.1)	$133.1	$123.3
Gross profit	49.7	(4.8)	44.9	49.1
Gross profit percentages	35.0%		33.7%	39.8%
Productivity Software
Revenue	$43.8	$(1.5)	$42.3	$35.0
Gross profit	31.4	(0.9)	30.5	25.6
Gross profit percentages	71.8%		72.2%	73.0%
Fiery
Revenue	$53.9	$(0.1)	$53.8	$70.4
Gross profit	38.8	(0.1)	38.7	49.7
Gross profit percentages	71.9%		71.9%	70.6%

Operating segment profit (i.e., gross profit) is reconciled to our Condensed Consolidated Statements of Operations during the periods presented below as follows (in thousands):

	Three months ended March 31,
	GAAP	Ex-Currency	Ex-Currency	GAAP
(in millions)	2018	Adjustments	2018	2017
Segment gross profit	$119.9	$(4.8)	$115.1	$124.4
Stock-based compensation expense	(0.8)	—	(0.8)	(0.9)

Gross profit	$119.1	$(4.8)	$114.3	$123.5

RECONCILIATION OF GAAP OPERATING EXPENSES TO

NON-GAAP EX-CURRENCY

(unaudited)

	Three Months Ended March 31,
		Ex-Currency		GAAP			Ex-Currency
	GAAP	Ex-Currency			Change from 2017 GAAP		Change from 2017 GAAP
(in millions)	2018	Adjustments	2018	2017	$	%	$	%
Research and development	$38.3	$(1.1)	$37.2	$39.6	$(1.3)	(3)%	$(2.4)	(6)%
Sales and marketing	46.7	(2.3)	44.4	43.1	3.6	8	1.3	3
General and administrative	19.4	(0.7)	18.7	21.0	(1.6)	(8)	(2.3)	(11)
Restructuring and other	4.7	(0.2)	4.5	0.9	3.8	407	3.6	400
Amortization of identified intangibles	12.1	(0.7)	11.4	10.8	1.3	13	0.6	6

Total operating expenses	$121.2	$(5.0)	$116.2	$115.4	$5.8	5%	$0.8	1%

Liquidity and Capital Resources

Overview

Cash, cash equivalents, restricted cash equivalents, and short-term investments decreased by $12.1 million to $339.5 million as of March 31, 2018, from $351.6 million as of December 31, 2017. The decrease was primarily due to repurchases under our stock repurchase program of $17.6 million, cash payments for acquisition of property and equipment of $4.2 million, and acquisition-related contingent consideration payments of $0.7 million, partially offset by cash flows provided by operating activities of $6.3 million and proceeds from ESPP purchases and stock option exercises of $5.0 million.

(in thousands)	March 31, 2018	December 31, 2017	Change
Cash and cash equivalents	$163,077	$170,345	$(7,268)
Restricted cash equivalents	35,733	32,531	3,202
Short term investments	140,659	148,697	(8,038)

Total cash, cash equivalents, restricted cash equivalents, and short-term investments	$339,469	$351,573	$(12,104)

Cash flow activities are summarized for the periods presented below:

	Three months ended March 31,
(in thousands)	2018	2017	Change
Net cash provided by operating activities	$6,293	$14,898	$(8,605)
Net cash provided by (used for) investing activities (1)	2,852	(7,441)	10,293
Net cash used for financing activities	(13,543)	(18,276)	4,733
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash equivalents	332	969	(637)

Decreases in cash, cash equivalents, and restricted cash equivalents	$(4,066)	$(9,850)	$5,784

Cash, cash equivalents, restricted cash equivalents, and short-term investments held outside of the U.S. in various foreign subsidiaries were $113.8 and $88.4 million as of March 31, 2018, and December 31, 2017, respectively, and will be used to fund local operations and finance international acquisitions. Due to the enactment of the 2017 Tax Act, we are not able to estimate the foreign income and withholding taxes that would be incurred as a result of a repatriation to the U.S.

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

Operating Activities

During the three months ended March 31, 2018, our cash provided by operating activities was $6.3 million.

Net cash provided by operating activities in the three months ended March 31, 2018 consisted primarily of a net loss of $3.6 million, offset by non-cash expenses including $17.1 million of depreciation and amortization, $10.6 million of deferred taxes, $6.8 million of stock-based compensation and $3.8 million of non-cash accretion of interest expenses on Notes and imputed financing obligations, partially offset by the net change in operating assets and liabilities of $ 29.0 million. The net change in operating assets and liabilities of $29.0 million consisted primarily of increased accounts receivable of $4.7 million, increased other current assets of $12.3 million, decreased net income taxes payable of $15.4 million, partially offset by decreased inventory of $3.8 million.

Accounts Receivable

Our primary source of operating cash flow is the collection of accounts receivable from our customers. One measure of the effectiveness of our collection efforts is average days sales outstanding for accounts receivable (“DSO”). DSOs were 94 and 84 days at March 31, 2018 and December 31, 2017, respectively. We calculate DSO by dividing net accounts receivable at the end of the quarter by revenue recognized during the quarter, multiplied by the total days in the quarter.

DSOs increased during the three months ended March 31, 2018, compared with December 31, 2017, primarily due to a decrease in down payments in the period, extended payment terms on some larger contracts, and a greater portion of our revenue coming from our Industrial Inkjet and Productivity Software product lines which have substantially longer payment terms than our Fiery products. We expect DSOs to vary from period to period because of changes in the mix of business between direct customers and end user demand driven through the leading printer manufacturers, the effectiveness of our collection efforts both domestically and overseas, and variations in the linearity of our sales. As the percentage of Industrial Inkjet and Productivity Software related revenue increases, we expect DSOs will trend higher. Contributing to the higher DSOs in the current year quarter was the shift in product mix to a lower percentage of Fiery sales relative to our total sales. Our DSOs related to the Industrial Inkjet and Productivity Software operating segments are traditionally higher than those related to the significant printer manufacturer customers / distributors in our Fiery operating segment as, historically, these Fiery customers have been granted shorter payment terms and have paid on a more timely basis.

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

Trade receivables sold cumulatively under these facilities were $3.2 and $1.3 million during the three months ended March 31, 2018 on a recourse and nonrecourse basis, respectively, which approximates the cash received. The receivables that were sold to third parties were removed from the Condensed Consolidated Balance Sheet and were reflected as cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows.

Inventories

Our inventories are procured primarily in support of the Industrial Inkjet and Fiery operating segments. The majority of our Industrial Inkjet products are manufactured internally, while Fiery production is primarily outsourced. The result is lower inventory turnover for Industrial Inkjet inventories compared with Fiery inventories.

Our inventories decreased by $2.0 million to $123.8 million at March 31, 2018 from $125.8 million at December 31, 2017 primarily due to the decrease in Industrial Inkjet inventories. Inventory turnover was 3.9 during the quarter ended March 31, 2018 compared with 4.4 turns during the quarter ended December 31, 2017 and 3.8 in the quarter ended March 31, 2017. We calculate inventory turnover by dividing annualized current quarter cost of revenue by ending inventories.

Investing Activities

Acquisitions

In the first quarter of 2018, we paid $0.3 million as a working capital purchase price adjustment on the acquisition of CRC Information Systems and Escada.

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

Investments

Proceeds from sales and maturities of marketable securities, net of purchases, were $7.3 and $3.1 million during the three months ended March 31, 2018 and 2017, respectively. We have classified our investment portfolio as “available for sale.” Our investments are made with a policy of capital preservation and liquidity as primary objectives. We may hold investments in fixed income debt securities to maturity; however, we may sell an investment at any time if the quality rating of the investment declines, the yield on the investment is no longer attractive, or we have better uses for the cash. Since we invest primarily in investment securities that are highly liquid with a ready market, we believe the purchase, maturity, or sale of our investments has no material impact on our overall liquidity.

Property and Equipment, Net

Our property and equipment additions have historically been funded with cash flows from operating activities. Net cash payments for purchases of property and equipment were $4.2 and $3.8 million during the three months ended March 31, 2018 and 2017, respectively. See also Note 1 – Basis of Presentation and Significant Accounting Policies of the Notes to Condensed Consolidated Financial Statements for additional information about purchases of property and equipment.

Restricted Cash Equivalents and Investments

We have restricted cash equivalents and investments that are required to be maintained by the lease related to our Manchester, New Hampshire, construction project, which is described more fully in Note 8 – Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements.

The funds are invested in $35.7 and $32.5 million of cash equivalents as of March 31, 2018 and December 31, 2017, respectively, with a third-party trustee and are restricted during the construction period. Upon completion of construction, the funds will be released as cash and cash equivalents. The portion of released funds that represents 100% of the total expenditures made by MUFG will be deposited with MUFG and restricted as collateral until the end of the underlying lease period.

Financing Activities

Proceeds from Issuance of Common Stock

Historically, our recurring cash flows provided by financing activities have included receipt of cash from the issuance of common stock through the exercise of stock options and employee purchases of ESPP shares. We received proceeds from the exercise of stock options of $0.0 and $0.8 million and employee purchases of ESPP shares of $5.0 and $5.1 million during the three months ended March 31, 2018 and 2017, respectively. While we may continue to receive proceeds from these plans in future periods, the timing and amount of such proceeds are difficult to predict and are contingent on certain factors including the price of our common stock, the timing and number of stock options exercised by employees that had participated in these plans, net settlement options, employee participation in our ESPP, and general market conditions. We anticipate that cash provided from the exercise of stock options will continue to decline as we have shifted to issuance of RSUs, rather than stock options.

Treasury Stock Purchases

The primary use of funds for financing activities during the three months ended March 31, 2018 and 2017 was $17.6 and $22.5 million, respectively, of cash used to repurchase outstanding shares of our common stock. Such repurchases included $0.2 and $5.0 million used for net settlement of shares for the exercise price of certain stock options and any tax withholding obligations incurred connected with such exercises and tax withholding obligations that arose on the vesting of RSUs during the three months ended March 31, 2018 and 2017, respectively.

On September 11, 2017, the board of directors approved an additional $125 million for our share repurchase program commencing September 11, 2017. At that time, $28.8 million remained available for repurchase under the 2015 authorization for this program. The 2017 authorization thereby increased the repurchase authorization to $153.8 million of our common stock. This authorization expires December 31, 2018. Under this publicly announced plan, we repurchased 0.6 and 0.4 million shares for an aggregate purchase price of $17.4 and $17.5 million during the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, $92.0 million remained available for repurchases under the authorization.

Repayment of Imputed Financing Obligation Related to Build-to-Suit Lease

We paid $0.3 and $0.4 million of capital lease obligations during the three months ended March 31, 2018 and 2017, respectively.

Earnout Payments

Earnout payments during the three months ended March 31, 2018 and 2017 of $0.7 and $1.3 million are primarily related to previously accrued Shuttleworth contingent consideration liabilities.

Convertible Senior Notes

Our $345 million principal amount Notes are due on September 1, 2019, unless previously purchased or converted in accordance with their terms prior to such date. The Company is currently evaluating various alternatives for refinancing all or a portion of the Notes prior to their maturity date.

Other Commitments

Our Industrial Inkjet inventories consist of materials required for our internal manufacturing operations and finished goods and sub-assemblies purchased from third-party contract manufacturers. Raw materials and finished goods, print heads, frames, digital UV curable ink, ceramic digital ink, various textile printing inks, and other components are required to support our internal manufacturing operations. Ceramic ink, branded textile ink, and certain sub-assemblies are purchased from third party contract manufacturers and branded third-party ink manufacturers.

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

We are also reliant on several sole source suppliers for certain key components and could experience a significant negative impact on our financial condition and results of operations if such supplies were reduced or not available. From time to time we may find it necessary to purchase higher than normal levels of such supplies to provide safety stocks in case of supply disruptions. We may also be required to compensate our subcontract manufacturers for components purchased for orders subsequently cancelled by us. We periodically review the potential liability and the adequacy of the related allowance.

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

Off-Balance Sheet Financing

Please refer to Note 8 – Commitments and Contingencies of our Notes to Condensed Consolidated Financial Statements for discussion of our six-year lease with MUFG for a 225,000 square foot manufacturing and warehouse facility under construction. Minimum lease payments during the initial six-year term for the building are $1.8 million and minimum lease payments are $13.1 million during the 48.5 year term of the land lease, excluding six months of the land lease that is financed into the manufacturing facility lease. Upon completion of the initial six-year term, we have the option to renew the lease, purchase the facility, or return the facility to MUFG subject to an 89% residual value guarantee under which we would recognize additional rent expense in the form of a variable rent payment. We have assessed our exposure in relation to the residual value guarantee and believe that there is no deficiency to the guaranteed value with respect to funds expended by MUFG as of March 31, 2018.

Contractual Obligations

Please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Contractual Obligations” presented in our 2017 Form 10-K. There were no material changes during the three months ended March 31, 2018.

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

Europe represents a significant portion of our revenue and cash flow. Since Europe is composed of varied countries and regional economies, our European risk profile is somewhat more diversified due to the varying economic conditions among the countries. Approximately 29% of our receivables are with European customers as of March 31, 2018. Of this amount, 25% of our European receivables (7% of consolidated receivables) are in the higher risk southern European countries (mostly Italy, Spain, and Portugal), which management believes are adequately reserved.

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

Interest Rate Risk

Hypothetical changes in the fair values of financial instruments held by us at March 31, 2018 that are sensitive to changes in interest rates are presented below. The modeling technique measures the change in fair value arising from selected potential changes in interest rates. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 100 basis points over a twelve-month time horizon (in thousands):

Valuation of securities given an interest rate decrease of 100 basis points	No change in interest rates	Valuation of securities given an interest rate increase of 100 basis points
$148,011	$146,394	$144,774

We have no European sovereign debt investments. Our European debt and investments consisted of non-sovereign corporate debt securities of $5.8 million, which represented 8% of our corporate debt instruments (4% of our short-term investments) at March 31, 2018. European debt investments are with corporations domiciled in the northern and central European countries of Sweden, Netherlands, and France. We do not have any short-term investments with corporations domiciled in the higher risk “southern European” countries (i.e., Italy, Spain, Greece, and Portugal) or in Ireland. We believe that we do not have significant exposure with respect to our money market and corporate debt investments in Europe.

As of March 31, 2018, we have $345 million principal amount of Notes outstanding. We carry these instruments at face value less unamortized discount on our Condensed Consolidated Balance Sheets. Since these instruments bear interest at fixed rates, we have no financial statement risk associated with changes in interest rates. Although the fair value of these instruments fluctuates when interest rates change, the market value of our Notes is also influenced by the conversion premium. Please refer to Note 5 – Investments and Fair Value Measurements and Note 6 – Convertible Senior Notes, Note Hedges, and Warrants of the Notes to Condensed Consolidated Financial Statements.

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

We hedge balance sheet remeasurement exposures using forward contracts not designated for hedge accounting treatment with notional amounts of $243.5 million at March 31, 2018. Please refer to Note 10 – Derivatives and Hedging in our Notes to Condensed Consolidated Financial Statements for further information.

The impact of hypothetical changes in foreign exchanges rates on revenue and income from operations are presented below. The modeling technique measures the change in revenue and income from operations resulting from changes in selected foreign exchange rates with respect to the Euro, British pound sterling, and Chinese renminbi of plus or minus one percent during the three months ended March 31, 2018 as follows (in thousands):

	Impact of a foreign exchange rate decrease of one percent	No change in foreign exchange rates	Impact of a foreign exchange rate increase of one percent
Revenue	$240,357	$239,866	$239,375
Loss from operations	(1,876)	(2,065)	(2,254)

Item 4:	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, which are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018, the end of the period covered by this interim report.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2018, due to material weaknesses in our internal control over financial reporting. Our internal control over financial reporting is the process designed by and under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America.

As described in “Item 9A. Controls and Procedures” of our 2017 Form 10-K, management performed its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2017, and concluded that our internal control over financial reporting as of that date was not effective because of the material weaknesses described below.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected in a timely basis. Because the deficiencies identified could result in a misstatement of revenue, inventory, and related accounts and associated disclosures that could be material to the annual or interim consolidated financial statements, such deficiencies represent material weaknesses in our internal control over financial reporting. Management concluded that its internal control over financial reporting as of December 31, 2017 and March 31, 2018 was not effective due to the material weaknesses described above.

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

The material weaknesses did not result in a material misstatement in the financial statements included in our 2017 Form 10-K, or previously issued financial statements; however, we concluded that, as of December 31, 2017, there was a reasonable possibility that material misstatements could occur in the consolidated financial statements.

Plan for Remediation of Material Weaknesses

Following the identification of the foregoing material weaknesses, management commenced implementation of a remediation plan, which is ongoing. Management believes that the plan, once complete, will remediate the material weaknesses described above. The following steps of the remediation plan are currently in process, and management may determine to enhance existing controls and/or implement additional controls as the implementation progresses:

•	Design and implement controls to properly identify, evaluate, and monitor operational changes, which may impact revenue recognition;

•	Evaluate the sufficiency, experience, and training of our internal personnel and hire additional personnel or use external resources;

•	Design and implement controls related to the approval and accounting for any bill and hold transactions;

•	Design and implement controls to evaluate excess and obsolete inventory reserves at our Italian subsidiary; and

•	Direct our internal auditors to perform additional testing of revenue transactions to ensure the sufficiency of our remediation efforts.

We are in the process of further reviewing, documenting, and testing our internal controls over financial reporting, and we may from time to time make changes aimed at enhancing existing controls and/or implementing additional controls. Because the implementation of our remediation plan was ongoing as of December 31, 2017 and March 31, 2018, management concluded that the material weaknesses described in our amended annual report above, remained unremediated as of December 31, 2017 and March 31, 2018.

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

Evaluation of Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated changes in our internal control over financial reporting that occurred during the first quarter of 2018. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer did not identify any change in our internal control over financial reporting during the first quarter of 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

For a description of our significant pending legal proceedings, please see Note 8 – Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements.

Item 1A:	Risk Factors

In addition to information regarding risk factors that appears in “Management’s Discussion and Analysis – Forward-looking Statements” in Part I, Item 2, of this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A, and Part II, Items 7 and 7A, of the 2017 Form 10-K, which could materially affect our business, financial condition, or future results. The risks described herein and in our 2017 Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Our stock repurchases during the three months ended March 31, 2018 are as follows (in thousands, except for per share amounts):

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans (2)
January 2018	174	$30.03	174	$104,199
February 2018	229	28.12	224	97,890
March 2018	211	28.07	209	92,019

Totals	614		607

(1)	The difference between total number of shares purchased and total number of shares purchased as part of publicly announced plans is the shares withheld by us to satisfy the exercise price of certain stock options and any tax withholding obligations incurred in connection with such exercises and the vesting of RSUs.
(2)	In November 2015, our board of directors authorized $150 million for the repurchase of our outstanding common stock commencing January 1, 2016. On September 11, 2017, the board of directors approved an increase of $125 million for our share repurchase program commencing September 11, 2017. At that time, $28.8 million remained available for repurchase under the 2015 authorization. The 2017 authorization thereby increased the repurchase authorization to $153.8 million of our common stock. This authorization expires December 31, 2018. Under this publicly announced plan, we repurchased 0.6 million shares for an aggregate purchase price of $17.4 million during the three months ended March 31, 2018.

Item 3:	Defaults Upon Senior Securities

None.

Item 4:	Mine Safety Disclosure

Not applicable.

Item 5:	Other Information

Not applicable.

Item 6:	Exhibits

No.	Description

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Amended and Restated Bylaws of Electronics For Imaging, Inc. (as amended August 12, 2009) (2)

10.1	EFI 2018 Bonus Program

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed on February 22, 2017 (File No. 000-18805) and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 17, 2009 (File No. 000-18805) and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRONICS FOR IMAGING, INC.

Date: May 8, 2018	/s/ Guy Gecht
Guy Gecht
Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2018	/s/ Marc Olin
Marc Olin
Chief Financial Officer (Principal Financial and Accounting Officer)