Form 10-Q
period 2018-06-30
ELECTRONICS FOR IMAGING INC
filed 2018-08-06
CIK 867374

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
FORM 10-Q
_____________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number: 000-18805
______________________________________________________________
ELECTRONICS FOR IMAGING, INC.
(Exact name of registrant as specified in its charter)
______________________________________________________________

Delaware	94-3086355
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
6750 Dumbarton Circle, Fremont, CA 94555
(Address of principal executive offices) (Zip code)
(650) 357-3500
(Registrant’s telephone number, including area code)
______________________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    Yes  ☐    No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Common Stock outstanding as of July 30, 2018 was 44,375,342.

Electronics For Imaging, Inc.

PART I         FINANCIAL INFORMATION
Item 1:        Condensed Consolidated Financial Statements (Unaudited)
Electronics For Imaging, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

(in thousands)	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$179,507	$170,345
Short-term investments	134,006	148,697
Accounts receivable, net of allowances of $30.4 million and $32.2 million, respectively	243,400	244,416
Inventories	118,115	125,813
Income taxes receivable	8,952	4,565
Assets held for sale	4,200	4,200
Other current assets	57,814	41,799
Total current assets	745,994	739,835
Property and equipment, net	95,981	98,762
Restricted cash equivalents	39,809	32,531
Goodwill	395,421	403,278
Intangible assets, net	97,536	123,008
Deferred tax assets	44,384	45,083
Other assets	29,885	15,504
Total assets	$1,449,010	$1,458,001
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$128,039	$123,935
Accrued and other liabilities	91,026	98,090
Deferred revenue	66,581	55,833
Income taxes payable	6,501	5,309
Total current liabilities	292,147	283,167
Convertible senior notes, net	326,512	318,957
Imputed financing obligation related to build-to-suit lease	13,880	13,944
Noncurrent contingent and other liabilities	20,185	28,801
Deferred tax liabilities	8,220	11,652
Noncurrent income taxes payable	20,710	20,169
Total liabilities	681,654	676,690
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 150,000 shares authorized; 54,577 and 54,249 shares issued, respectively	546	542
Additional paid-in capital	769,223	745,661
Treasury stock, at cost; 10,056 and 9,070 shares, respectively	(404,603)	(375,574)
Accumulated other comprehensive income (loss)	(5,202)	8,138
Retained earnings	407,392	402,544
Total stockholders’ equity	767,356	781,311
Total liabilities and stockholders’ equity	$1,449,010	$1,458,001
See accompanying notes to condensed consolidated financial statements.

Electronics For Imaging, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2018	2017	2018	2017
Revenue	$261,072	$247,047	$500,938	$475,738
Cost of revenue (1)	132,484	119,795	253,243	224,956
Gross profit	128,588	127,252	247,695	250,782
Operating expenses:
Research and development (1)	41,081	38,989	79,360	78,616
Sales and marketing (1)	46,107	43,714	92,787	86,749
General and administrative (1)	13,206	21,135	32,627	42,164
Amortization of identified intangibles	11,526	11,752	23,664	22,530
Restructuring and other	3,024	3,671	7,678	4,589
Total operating expenses	114,944	119,261	236,116	234,648
Income from operations	13,644	7,991	11,579	16,134
Interest expense	(4,989)	(4,966)	(9,943)	(9,626)
Interest income and other income (expense), net	(355)	755	934	1,042
Income before income taxes	8,300	3,780	2,570	7,550
Provision for income taxes	(4,532)	(1,021)	(2,397)	(4)
Net income	$3,768	$2,759	$173	$7,546

Net income per basic common share	$0.08	$0.06	$—	$0.16
Net income per diluted common share	$0.08	$0.06	$—	$0.16
Shares used in basic per-share calculation	44,691	46,429	44,860	46,490
Shares used in diluted per-share calculation	45,439	47,150	45,461	47,199
____________________

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cost of revenue	$1,043	$665	$1,811	$1,499
Research and development	3,513	2,346	5,868	5,916
Sales and marketing	2,591	1,773	4,390	4,068
General and administrative	4,638	2,829	6,486	6,410
See accompanying notes to condensed consolidated financial statements.

Electronics For Imaging, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Net income	$3,768	$2,759	$173	$7,546
Net unrealized investment gains (losses):
Unrealized holding gains (losses), net of tax (1)	112	99	(436)	235
Reclassification adjustments included in net income (loss), net of tax (1)	9	(17)	11	(22)
Net unrealized investment gains (losses)	121	82	(425)	213
Currency translation adjustments	(18,535)	12,136	(12,875)	18,310
Net unrealized gains (losses) on cash flow hedges	—	(51)	41	4
Comprehensive income (loss)	$(14,646)	$14,926	$(13,086)	$26,073
____________________

(1)	Tax effects were less than $0.1 million for the periods presented above.

See accompanying notes to condensed consolidated financial statements.

Electronics For Imaging, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
(in thousands)	2018	2017
Cash flows from operating activities:
Net income	$173	$7,546
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,830	30,911
Deferred taxes	(3,209)	(1,571)
Provisions and releases for bad debt and sales-related allowances	703	6,401
Provision for inventory obsolescence	2,928	1,465
Stock-based compensation expense	18,555	17,893
Non-cash accretion of interest expense on convertible notes and imputed financing obligation	7,677	7,459
Change in fair value of contingent consideration	(12,775)	899
Net change in derivative assets and liabilities	(7,100)	1,012
Other non-cash charges and gains	256	979
Changes in operating assets and liabilities, net of effect of acquired businesses	(3,807)	(33,984)
Net cash provided by operating activities	37,231	39,010
Cash flows from investing activities:
Purchases of short-term investments	—	(62,431)
Proceeds from sales and maturities of short-term investments	14,042	85,306
Purchases of restricted investments (1)	—	(10,011)
Purchases, net of proceeds from sales, of property and equipment	(6,435)	(5,711)
Businesses purchased, net of cash acquired	(252)	(13,512)
Net cash provided by (used for) investing activities (1)	7,355	(6,359)
Cash flows from financing activities:
Proceeds from issuance of common stock	5,010	6,643
Purchases of treasury stock and net share settlements	(29,028)	(41,326)
Repayment of debt assumed through business acquisitions	(1,618)	(1,489)
Contingent consideration payments related to businesses acquired	(698)	(1,294)
Net cash used for financing activities	(26,334)	(37,466)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash equivalents	(1,812)	3,259
Increase (decrease) in cash, cash equivalents, and restricted cash equivalents	16,440	(1,556)
Cash, cash equivalents, and restricted cash equivalents at beginning of period (1)	202,876	165,455
Cash, cash equivalents, and restricted cash equivalents at end of period (1)	$219,316	$163,899
____________________

(1)	Certain prior period amounts have been revised due to the implementation of ASU 2016-18. See Note 1 for details.
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
These condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information, rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements, and accounting policies consistent in all material respects with those applied in preparing our audited annual consolidated financial statements included in our Annual Report on Form 10-K, as amended by Amendment No. 1, for the year ended December 31, 2017 (the “2017 Form 10-K”). These condensed consolidated financial statements and accompanying notes should be read in conjunction with our annual consolidated financial statements and the notes included in the 2017 Form 10-K. In the opinion of management, these condensed consolidated financial statements reflect all adjustments, including normal recurring adjustments, management considers necessary for the fair presentation of our financial position, operating results, comprehensive income, and cash flows for the interim periods presented. Our results for the interim periods are not necessarily indicative of results for the entire year.
Out-of-Period Adjustments
In the three and six months ended June 30, 2017, we recorded out-of-period adjustments related to certain bill and hold transactions, which decreased revenue by $4.9 and $3.4 million, respectively, decreased gross profit by $0.9 and $0.5 million, respectively, and decreased net income by $0.6 and $0.3 million, respectively (or $0.01 per diluted share in both periods). We evaluated these adjustments considering both qualitative and quantitative factors, their impact in relation to each period, as well as the periods in which they originated. The impact of recognizing these adjustments in prior years was not significant to any individual period. Management believes these adjustments are immaterial to the condensed consolidated financial statements for the three and six months ended June 30, 2017 and all previously issued financial statements.
Recently Adopted Accounting Pronouncements
Revenue Recognition. Effective January 1, 2018, we adopted Accounting Standards Codification (“ASC”) 606 Revenue from Contracts with Customers (“ASC 606”) using the modified retrospective method applied to all incomplete contracts as of the date of initial application. ASC 606 supersedes the revenue recognition requirements in ASC 605, Revenue Recognition (“ASC 605”), and requires the recognition of revenue when promised goods or services are transferred to customers in an amount that reflects the considerations to which the entity expects to be entitled to in exchange for those goods or services. In addition, ASC 606 requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Effective January 1, 2018, we also adopted ASC 340-40, Other Assets and Deferred Costs – Contracts with Customers (“ASC 340-40”), using the modified retrospective method to all incomplete contracts as of the date of initial application. ASC 340-40 requires the deferral of incremental costs of obtaining a contract with a customer.
Results for reporting periods beginning after January 1, 2018 are presented under ASC 606 and ASC 340-40, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC 605. Additional discussion of these recently adopted pronouncements is included below under Significant Accounting Policies, in Note 4 – Revenue, and in Note 5 – Supplemental Financial Statement Information.
Income Taxes. Staff Accounting Bulletin (“SAB”) 118 provides guidance for the application of ASC 740 for a measurement period to complete the accounting for certain elements of the Tax Cut & Jobs Act of 2017 (the “2017 Tax Act”). The measurement period is defined as up to one year from the enactment date, which will expire on December 22, 2018. SAB 118 requires that we recognize those income tax effects in our financial statements for which the accounting can be completed, as may be the case for the effect of rate changes on deferred tax assets and deferred tax liabilities. For matters that have not been completed, we are required to recognize provisional amounts to the extent that they are reasonably estimable, adjust them during the measurement period when more information becomes available, and report this information in our financial statements in that period. See additional information in Note 14 – Income Taxes.

Restricted Cash. Accounting Standard Update (“ASU”) 2016-18, Statement of Cash Flows: Restricted Cash, became effective in the first quarter of 2018 requiring the statement of cash flows to explain the change in cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents are included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts in

Electronics For Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Continued)

the statement of cash flows. We previously included the changes in restricted cash equivalents in operating or investing activities in the Consolidated Statements of Cash Flows. Prior period amounts have been revised to conform to the current year presentation.
Reconciliation of cash, cash equivalents, and restricted cash equivalents

(in thousands)	June 30, 2018	December 31, 2017	June 30, 2017	December 31, 2016
Cash and cash equivalents	$179,507	$170,345	$158,577	$164,313
Restricted cash equivalents	39,809	32,531	5,322	1,142
Total cash, cash equivalents, and restricted cash equivalents shown in the statement of cash flows	$219,316	$202,876	$163,899	$165,455
Definition of a Business. In January 2017, the Financial Accounting Standard Board (“FASB’) issued ASU 2017-01, Business Combinations: Clarifying the Definition of a Business, which significantly narrows how businesses are defined and became effective in the first quarter of 2018. Under ASU 2017-01, when substantially all of the fair value of the gross assets acquired is concentrated in a single asset or group of similar identifiable assets, then the assets acquired do not constitute a business. If substantially all of the fair value of the gross assets acquired is not concentrated in a single asset or group of similar assets, then the assets acquired may constitute a business if certain criteria are met. We must determine whether the acquired gross assets and activities include an input and a “substantive” process that together “significantly” contribute to the ability to create an output. A framework and specific criteria are provided to assist with the evaluation of whether a process is “substantive” and “significantly contributes” to the ability to create an output. “Output” is narrowly defined to be consistent with the description of a performance obligation in the new revenue guidance or this ASU. Missing inputs and processes may not be replaced by integration with our own inputs and processes under the new guidance. The adoption of ASU 2017-1 did not impact our condensed consolidated financial statements as of June 30, 2018 because we did not acquire a business during the six months ended June 30, 2018.
Nonfinancial Asset Derecognition. In February 2017, the FASB issued ASU 2017-05, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets: Clarifying the Scope of Asset Derecognition and Accounting for Partial Sales of Nonfinancial Assets, which clarifies the scope of recent guidance as it relates to nonfinancial asset derecognition and the accounting for partial sales of nonfinancial assets. The ASU conforms the derecognition guidance as it relates to nonfinancial assets with the derecognition guidance in the new revenue standard (ASU 2014-9) and is not expected to have a material impact on the accounting for real estate dispositions. ASU 2017-5 became effective in the first quarter of 2018. During the six months ended June 30, 2018, we did not have any non-financial asset derecognition transactions.
Stock Compensation Modification. In May 2017, the FASB issued ASU 2017-09, Stock Compensation – Scope of Modification Accounting, which clarifies the scope of modification accounting for share-based payment arrangements, which became effective in the first quarter of 2018. Specifically, we do not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. We elected to adopt this guidance prospectively to awards modified on or after the adoption date. The adoption of ASU 2017-09 did not have a material impact on our condensed consolidated financial statements during the three and six months ended June 30, 2018.
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

ASU 2016-15 became effective in the first quarter of 2018. Accordingly, $63.6 million of the debt discount attributable to the difference between the 0.75% coupon interest rate on our 0.75% Convertible Senior Notes due 2019 (“Notes”) and the 4.98% (5.46% inclusive of debt issuance costs) effective interest rate will be classified as an operating cash outflow in the Condensed Consolidated Statement of Cash Flows upon any cash settlement of the Notes. If we settle the conversion of the Notes in cash on or prior to the maturity date of September 1, 2019, the cash outflow of $63.6 million will be recorded in operating activities in the Condensed Consolidated Statement of Cash Flows. The Notes were not settled as of June 30, 2018. We will apply ASU 2016-15 upon any cash settlement of the Notes.

Electronics For Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Continued)

Recent Accounting Pronouncements Not Yet Adopted
Lease Arrangements. Under current guidance, the classification of a lease by a lessee as either an operating or capital lease determines whether an asset and liability is recognized on the balance sheet. ASU 2016-2, Leases, which was issued in February 2016 and will be effective in the first quarter of 2019, requires that a lessee recognize an asset and liability on its balance sheet related to all leases with terms more than one year. For all leases, a lessee will be required to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial position. The right-to-use asset represents the right to use the underlying asset during the lease term.
The recognition, measurement, and presentation of expenses and cash flows by a lessee have not significantly changed from previous guidance. There continues to be a differentiation between finance leases and operating leases. The criteria for determining whether a lease is a finance or operating lease are substantially the same as existing guidance except that the “bright line” percentages have been removed. Also, an additional criterion has been added in the new guidance to consider whether the underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. Additional judgment will be required in applying the new lease guidance.

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
We expect to apply the additional transition method provided in ASU 2018-11, which allows us to initially apply the new leases standard at our January 1, 2019 adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings. We have not yet quantified the impact, but the requirement to recognize a right-of-use asset and a lease liability related to operating leases will have a material impact on our financial position as reflected on our Consolidated Balance Sheets. The adoption of this standard to our lease transactions as lessee is not expected to have a material impact on our results of operations as reflected in our Consolidated Statements of Operations. We do not expect a material impact on our results of operations or financial position from adoption of this standard to our lease transactions as lessor.
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

Electronics For Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Continued)

A change in our estimate of total costs to complete could affect the profitability of our contracts. We review and update our contract-related estimates regularly, and the effects of changes, if any, are reflected in the Condensed Consolidated Statements of Operations in the period that they are determined. Changes in estimates related to certain types of contracts accounted for using an input method measure of progress, such as cost-to-cost, can occur over the life of a contract for a variety of reasons, including the availability of labor and labor productivity, the nature and complexity of the work to be performed, cost estimates, level of effort and/or other assumptions impacting revenue or cost to perform a contract. We recognize adjustments in estimated profit on contracts under the cumulative catch-up method. Under this method, the impact of the adjustment on profit recorded to date is recognized in the period the adjustment is identified. Revenue and profit in future periods of contract performance is recognized using the adjusted estimate. If, at any time, the estimate of contract profitability indicates an anticipated loss on the contract, we recognize the total loss in the quarter it is identified.
Management exercises judgment to determine the period of benefit to amortize contract acquisition costs by considering factors such as expected renewals of customer contracts, duration of customer relationships and our technology development life cycle. Although we believe that the historical assumptions and estimates we have made are reasonable and appropriate, different assumptions and estimates could materially impact our reported financial results. Amortization of deferred contract acquisition costs is included in sales and marketing expense in the Condensed Consolidated Statements of Operations. We periodically review these deferred costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit of these deferred contract acquisition costs.
The nature of our products and services are as follows:
Hardware. Our hardware, such as Industrial Inkjet printers and Fiery digital front ends (“DFEs”), is generally sold with software that is integral to the functionality of the product. In these cases, the hardware and software license are accounted for as a single performance obligation. The contract consideration is generally in the form of a fixed fee at contract inception and revenue is recognized at the point in time when control is transferred to the customer. Consideration received from customers may include trade-in printers, which are valued at the lower of cost or net realizable value.
We offer shipping and handling services to customers related to the sale of hardware. We have elected the practical expedient to account for shipping and handling activities performed after transferring control of goods to our customer as a cost to fulfill the contract. The cost of shipping and handling is accrued at the point in which control transfers to the customer and revenue is recognized.
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

Our software license arrangements are generally comprised of fixed license fees (“license fees”) that are payable upfront, annually, quarterly, or monthly based on negotiated customer payment terms. For software license arrangements in which a significant portion of the license fees are due more than 12 months after the software is delivered to the customer, a significant financing component may exist. The significant financing component is calculated as the difference between the stated value and present value of the software license fees and is recognized as interest income under the effective interest method over the contract term. The total software license fee net of the significant financing component is recognized as revenue at the point in time when the software is made available to the customer for download or when the software is shipped to the customer. In instances where the timing of revenue recognition and the timing of invoicing is one year or less, we follow the practical expedient and do not impute interest for these contracts.
Maintenance. Our software license arrangements typically include an initial (bundled) post contract customer support (maintenance or “PCS”) term. Our promise to those customers who elect to purchase PCS represents a distinct, stand-ready performance obligation. Contract consideration is allocated to the PCS based on its relative SSP and revenue is recognized over the PCS term.
Professional Services. We provide various professional services to customers, primarily project management, software implementation, and training. Revenues from arrangements to provide professional services are generally distinct from the other promises in the contract(s). The majority of our professional services contracts are billed on a time and materials basis and revenue is recognized over time as the services are performed.

Electronics For Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Continued)

Software as a Service (“SaaS”). Our SaaS-based arrangements provide customers with continuous access to the software solutions in the form of a service hosted in the cloud. These arrangements may include initial implementation and setup and/or on-going support that represent a single promise (i.e. each individual promised component is not distinct) to provide continuous access to the software solution. Any setup fees associated with our SaaS arrangements are recognized ratably over the contract term plus expected renewal periods. As the customer simultaneously receives and consumes the benefits as access is provided, our performance obligation under our SaaS-based arrangements is comprised of a series of distinct components delivered over time. Our SaaS-based arrangements consideration is typically fixed.
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
Note 2.     Earnings Per Share
Net income per basic common share is computed using the weighted average number of common shares outstanding during the period. Net income per diluted common share is computed using the weighted average number of common and dilutive potential common shares outstanding during the period. Potential common shares result from the assumed exercise of outstanding common stock options having a dilutive effect using the treasury stock method, non-vested shares of time-based restricted stock units ("RSUs") having a dilutive effect, non-vested performance-based restricted stock units ("PSUs") for which the performance criteria have been met, shares to be purchased under our Employee Stock Purchase Plan (“ESPP”) having a dilutive effect, the assumed release of shares from escrow for the expected satisfaction of contingent consideration based on achievement of specified performance criteria related to the acquisition of Corrugated Technologies, Inc. (“CTI”), the assumed conversion of our Notes having a dilutive effect using the treasury stock method when the stock price exceeds the conversion price of the Notes, as well as the dilutive effect of our warrants when the stock price exceeds the warrant strike price. Our stock price has not exceeded the conversion price of the Notes or the strike price of the warrants during any periods presented. Any potential shares that are anti-dilutive are excluded from the effect of dilutive securities.
PSUs and market-based restricted stock units that would be issuable if the end of the reporting period were the end of the vesting period, if the result would be dilutive, are assumed to be outstanding for purposes of determining net income per diluted common share as of the later of the beginning of the period or the grant date. Accordingly, PSUs, which vested on various dates during the three and six months ended June 30, 2018and 2017, based on achievement of specified performance criteria related to revenue, cash flows from operating activities, and non-GAAP operating income targets, are included in the determination of net income per diluted common share as of the beginning of each period.
Basic and diluted earnings per share are reconciled as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Basic net income per share:
Net income available to common shareholders	$3,768	$2,759	$173	$7,546
Weighted average common shares outstanding	44,691	46,429	44,860	46,490
Basic net income per share	$0.08	$0.06	$—	$0.16
Diluted net income per share:
Net income available to common shareholders	$3,768	$2,759	$173	$7,546
Weighted average common shares outstanding	44,691	46,429	44,860	46,490
Dilutive stock options and non-vested RSUs and PSUs	748	721	601	709
Weighted average common shares outstanding for purposes of computing diluted net income per share	45,439	47,150	45,461	47,199
Diluted net income per share	$0.08	$0.06	$—	$0.16

Electronics For Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Continued)

Potential shares of common stock that were not included in the determination of diluted net income per share because the impact of including them would have been anti-dilutive or performance conditions have not been met, consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
RSUs & PSUs	592	437	446	399
ESPP purchase rights	799	—	1,113	476
Total potential shares of common stock excluded from the computation of diluted earnings per share	1,391	437	1,559	875

The weighted-average number of common shares outstanding does not include the effect of the potential common shares from conversion of our Notes and exercise of our warrants. The effects of these potentially outstanding shares were not included in the calculation of diluted net income per share because the effect would have been anti-dilutive since the conversion price of the Notes and the strike price of the warrants exceeded the average market price of our common stock. We have the option to pay cash, issue shares of common stock, or any combination thereof for the aggregate amount due upon conversion of the Notes. Our intent is to settle the principal amount of the Notes in cash upon conversion. As a result, only amounts payable in excess of the principal amount of the Notes are considered in diluted net income per share under the treasury stock method. The Note Hedges are not included in the calculation of diluted net income per share because the effect of any exercise of the Note Hedges would be anti-dilutive. Please refer to Note 9 – Convertible Senior Notes for additional information and definitions.
Note 3.     Segment and Geographic Information
Operating segment information is presented based on the internal reporting used by the chief operating decision making group (“CODM”) to allocate resources and evaluate operating segment performance. Our segments consist of Industrial Inkjet, Productivity Software, and Fiery.

Industrial Inkjet consists of our VUTEk super-wide and wide format display graphics, Nozomi corrugated packaging and display, Reggiani textile, and Cretaprint ceramic tile decoration and building material industrial digital inkjet printers; digital ultra-violet (“UV”) curable, light-emitting diode (“LED”) curable, ceramic, water-based, and thermoforming and specialty inks, as well as a variety of textile inks including dye sublimation, pigmented, reactive dye, acid dye, pure disperse dye, water-based dispersed printing ink, supplies, and coatings; digital inkjet printer parts; and professional services. Printing surfaces include paper, vinyl, corrugated, textile, glass, plastic, aluminum composite, ceramic tile, wood, and many other flexible and rigid substrates.
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
Operating income is not reported by operating segment because operating expenses include significant shared expenses and other costs that are managed outside of the operating segments. Such operating expenses include various corporate expenses such as stock-

Electronics For Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Continued)

based compensation, corporate sales and marketing, research and development, amortization of identified intangibles, various non-recurring charges, and other separately managed general and administrative expenses.
Our revenue and gross profit (i.e., gross profit excluding stock-based compensation expense and amortization of the fair value adjustment on acquired FFPS inventory) by operating segment are summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Industrial Inkjet
Revenue	$156,434	$141,693	$298,643	$264,956
Gross profit	54,983	52,510	104,690	101,580
Gross profit percentages	35.1%	37.1%	35.1%	38.3%
Productivity Software
Revenue	$41,612	$39,063	$85,387	$74,121
Gross profit	29,181	29,168	60,594	54,764
Gross profit percentages	70.1%	74.7%	71.0%	73.9%
Fiery
Revenue	$63,026	$66,291	$116,908	$136,661
Gross profit	45,467	46,239	84,222	95,937
Gross profit percentages	72.1%	69.8%	72.0%	70.2%
Operating segment profit is reconciled to our Condensed Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Segment gross profit	$129,631	$127,917	$249,506	$252,281
Stock-based compensation expense	(1,043)	(665)	(1,811)	(1,499)
Gross profit	$128,588	$127,252	$247,695	$250,782

Tangible and intangible assets, net of liabilities, are summarized by operating segment as follows (in thousands):

June 30, 2018	Industrial Inkjet	Productivity Software	Fiery	Corporate and Unallocated Net Assets	Total
Goodwill	$150,682	$170,632	$74,107	$—	$395,421
Identified intangible assets, net	52,216	28,272	17,048	—	97,536
Tangible assets, net of liabilities	240,548	(22,908)	11,030	45,729	274,399
Net tangible and intangible assets	$443,446	$175,996	$102,185	$45,729	$767,356

December 31, 2017
Goodwill	$154,373	$174,644	$74,261	$—	$403,278
Identified intangible assets, net	66,547	36,379	20,082	—	123,008
Tangible assets, net of liabilities	221,933	(27,755)	11,286	49,561	255,025
Net tangible and intangible assets	$442,853	$183,268	$105,629	$49,561	$781,311

Corporate and unallocated assets and liabilities consist of cash and cash equivalents, short-term investments, restricted cash equivalents, corporate headquarters facility, convertible senior notes, imputed financing obligation related to build-to-suit lease, income taxes receivable, and income taxes payable.

Electronics For Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Continued)

Geographic Regions
We report revenue by geographic region based on ship-to destination, summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Americas	$122,294	$114,014	$239,679	$223,909
Europe, Middle East, and Africa (“EMEA”)	94,010	101,513	182,185	189,546
Asia Pacific (“APAC”)	44,768	31,520	79,074	62,283
Total revenue	$261,072	$247,047	$500,938	$475,738
Note 4.     Revenue
We derive our revenue primarily from product revenue, which includes industrial digital inkjet printers, ink, and parts; print production software; and Fiery DFEs. We receive service revenue from printer maintenance agreements, customer support, training, software development, and consulting.
In accordance with ASC 606, revenue is recognized when control of the promised products and/or services is transferred to our customers in an amount reflecting the consideration we are entitled to in exchange for those products or services. In accordance with ASC 340-40, incremental costs of obtaining a contract with a customer are deferred and recognized over the contract term.
Upon the adoption of ASC 606 and ASC 340-40, we recorded a net increase to our opening balance of retained earnings of $4.7 million as of January 1, 2018, after considering the income tax impact, due to the cumulative effect of adoption. The adoption impact primarily related to capitalizing customer contract acquisition costs consisting of sales commissions, partially offset by an increase in deferred revenue to reflect the inclusion of a significant financing component that will be recognized as interest income as payments are received over the contractual terms, and deferral of upfront setup fees that will recognized ratably over the expected contractual terms.

The cumulative effect of applying ASC 606 and ASC 340-40 to active contracts as of the adoption date resulted in the following adjustments to the Condensed Consolidated Balance Sheet as of January 1, 2018 (in thousands):

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

Electronics For Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Continued)

The impact of adopting ASC 606 and ASC 340-40 on our Condensed Consolidated Statement of Operations is summarized as follows (in thousands):

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	Amounts in Accordance with ASC 606	Amounts in Accordance with ASC 605	Effect of change higher (lower)	Amounts in Accordance with ASC 606	Amounts in Accordance with ASC 605	Effect of change higher (lower)
Revenue	$261,072	$260,195	$877	$500,938	$498,602	$2,336
Cost of revenue	132,484	132,625	(141)	253,243	253,442	(199)
Gross profit	128,588	127,570	1,018	247,695	245,160	2,535
Operating expenses	114,944	115,069	(125)	236,116	236,102	14
Income from operations	13,644	12,501	1,143	11,579	9,058	2,521
Interest income and other income (expense), net	(355)	(490)	135	934	624	310
Income before income taxes	8,300	7,022	1,278	2,570	(261)	2,831
Provision for income taxes	(4,532)	(4,386)	(146)	(2,397)	(2,102)	(295)
Net income	3,768	2,636	1,132	173	(2,363)	2,536
The impact of adopting ASC 606 and ASC 340-40 on our Condensed Consolidated Balance Sheet as of June 30, 2018 was as follows (in thousands):

	Amounts in Accordance with ASC 606	Amounts in Accordance with ASC 605	Effect of change higher (lower)
Assets
Accounts receivable, net	$243,400	$240,814	$2,586
Other current assets	57,814	59,243	(1,429)
Deferred tax assets	44,384	46,145	(1,761)
Other assets	29,885	21,837	8,048
Liabilities
Deferred revenue	66,581	66,735	(154)
Noncurrent contingent and other liabilities	20,185	19,798	387
Stockholders’ equity
Retained earnings	407,392	400,181	7,211

Electronics For Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Continued)

The following table presents our disaggregated revenue by source (in thousands). Sales and usage-based taxes are excluded from revenue:

	Three Months Ended June 30, 2018				Six Months Ended June 30, 2018
	Industrial Inkjet	Productivity Software	Fiery	Total	Industrial Inkjet	Productivity Software	Fiery	Total
Major Products and Service Lines:
Industrial Inkjet
Printers and parts	$97,599	$—	$—	$97,599	$185,973	$—	$—	$185,973
Ink, supplies, and maintenance	58,835	—	—	58,835	112,670	—	—	112,670
Productivity Software								—
Licenses	—	10,656	—	10,656	—	23,312	—	23,312
Professional services	—	8,025	—	8,025	—	15,570	—	15,570
Maintenance and subscriptions	—	22,931	—	22,931	—	46,505	—	46,505
Fiery								—
Digital front ends and related products	—	—	59,360	59,360	—	—	109,456	109,456
Maintenance and subscriptions	—	—	3,666	3,666	—	—	7,452	7,452
Total	$156,434	$41,612	$63,026	$261,072	$298,643	$85,387	$116,908	$500,938
Timing of Revenue Recognition:
Transferred at a Point in Time	$151,149	$10,656	$59,360	$221,165	$288,259	$23,312	$109,456	$421,027
Transferred Over Time	5,285	30,956	3,666	39,907	10,384	62,075	7,452	79,911
Total	$156,434	$41,612	$63,026	$261,072	$298,643	$85,387	$116,908	$500,938
Recurring/Non-Recurring:
Non-Recurring	$97,599	$18,681	$59,360	$175,640	$185,973	$38,882	$109,456	$334,311
Recurring	58,835	22,931	3,666	85,432	112,670	46,505	7,452	166,627
Total	$156,434	$41,612	$63,026	$261,072	$298,643	$85,387	$116,908	$500,938
Remaining Performance Obligations
Revenue allocated to remaining performance obligations includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods (“backlog”). Remaining performance obligations were $128.2 million as of June 30, 2018, of which we expect to recognize substantially all of the revenue over the next 12 months.
Contract Balances
Timing of revenue recognition may differ from timing of invoicing to customers. Payment terms and conditions vary by contract. Deferred revenue (contract liability) represents amounts received in advance, or invoiced in advance, for product support contracts, software customer support contracts, consulting and integration projects, SaaS arrangements, or product sales. We defer these amounts when we collect or invoice the customer and then generally recognize revenue either ratably over the support contract term, upon performing the related services, under the cost-to-cost method, or in accordance with our revenue recognition policy. Revenue recognized during the three and six months ended June 30, 2018, which was included in deferred revenue as of December 31, 2017, was $11.8 and $37.7 million, respectively.
Unbilled accounts receivable represents contract assets for revenue that have been recognized in advance of billing the customer, which is common for long-term contracts. Billing requirements vary by contract but are generally structured around the completion of certain development milestones. Unbilled accounts receivable as of December 31, 2017, that were transferred to accounts receivable during the three and six months ended June 30, 2018, were $10.3 and $21.9 million, respectively.

Electronics For Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Continued)

The following table reflects the balances in unbilled accounts receivable and deferred revenue (in thousands):

	June 30, 2018	January 1, 2018
Unbilled accounts receivable – current	$30,557	$23,296
Unbilled accounts receivable – noncurrent	4,055	4,122
Deferred revenue – current	66,581	55,738
Deferred revenue – noncurrent	434	565
Note 5.     Supplemental Financial Statement Information
Supplemental Cash Flow Information

	Six Months Ended June 30,
(in thousands)	2018	2017
Net cash paid for income taxes	$8,799	$7,115
Cash paid for interest expense	1,560	2,011
Property, equipment, and intellectual property received, but not paid	1,472	843
Inventories
Inventories are summarized as follows (in thousands):

	June 30, 2018	December 31, 2017
Raw materials	$50,416	$57,061
Work-in-process	12,831	9,792
Finished goods	54,868	58,960
Total	$118,115	$125,813
Deferred Contract Acquisition Costs
Certain of our sales incentive programs that meet the definition of an incremental cost of obtaining a customer contract are required to be capitalized under ASC 340-40. We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year.
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
During the three and six months ended June 30, 2018, we amortized $1.0 and $2.1 million of deferred contract acquisition costs, respectively, and we recognized no impairment losses in relation to costs capitalized. During the three and six months ended June 30, 2018, an additional $1.1 and $2.1 million of contract acquisition costs were capitalized, respectively. Deferred contract acquisition costs are included within other noncurrent assets in our Condensed Consolidated Balance Sheets.
Deferred Cost of Revenue
Deferred cost of revenue related to unrecognized revenue on shipments to customers was $0.4 and $3.5 million as of June 30, 2018 and December 31, 2017, respectively, and is included in other current assets in our Condensed Consolidated Balance Sheets.

Electronics For Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Continued)

Product Warranty Reserves
Product warranty reserves are included in accrued and other liabilities on our Condensed Consolidated Balance Sheets. The changes in product warranty reserves are as follows (in thousands):

	June 30,
	2018	2017
Beginning balance	$16,335	$10,319
Liability assumed upon acquiring FFPS	—	9,368
Provisions, net of releases	4,265	4,790
Settlements	(6,795)	(6,254)
Ending balance	$13,805	$18,223
Equipment Subject to Operating Leases, Net
Equipment subject to operating leases was as follows (in thousands):

	June 30, 2018	December 31, 2017
Equipment subject to operating leases	$8,025	$5,432
Accumulated depreciation	(2,788)	(1,927)
Equipment subject to operating leases, net	$5,237	$3,505
Scheduled minimum future rental revenue on operating leases as of June 30, 2018 was as follows (in thousands):

Remainder of 2018	$1,120
2019	2,244
2020	2,826
2021	384
2022	432
$7,006
Accumulated Other Comprehensive Income (Loss) (“AOCI”)
AOCI classified within stockholders’ equity in our Condensed Consolidated Balance Sheets was as follows (in thousands):

	June 30, 2018	December 31, 2017
Net unrealized investment losses	$(1,122)	$(697)
Currency translation gains (losses)	(4,080)	8,794
Net unrealized gains on cash flow hedges	—	41
Total	$(5,202)	$8,138
Amounts reclassified out of AOCI, net of tax, were immaterial for all periods presented, and consisted of unrealized gains and losses from investments in debt securities that are reported within interest income and other income (expense), net, in our Condensed Consolidated Statements of Operations.

Electronics For Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Continued)

Note 6.     Accounts Receivable
Financing Receivables
Our financing receivables consist of sales-type lease and trade receivables that have an original contractual maturity in excess of one year. Sales-type lease receivables are included within other current assets and other assets, while trade receivables are included in accounts receivable (net of allowances) and other assets. Our financing receivables are summarized as follows (in thousands):

	June 30, 2018	December 31, 2017
Sales-type lease receivables	$22,147	$16,558
Trade receivables	12,121	12,125
Total financing receivables	$34,268	$28,683

Scheduled to be received in excess of one year	$18,352	$15,191
The credit quality of financing receivables is evaluated on the same basis as trade receivables. We do not have material past due financing receivables.
Accounts Receivable Sales Arrangements
Trade receivables are derecognized from our Condensed Consolidated Balance Sheet when sold to third parties upon determining that such receivables are presumptively beyond the reach of creditors in a bankruptcy proceeding. Any recourse obligation is measured using market data from similar transactions and the servicing liability is determined based on the fair value that a third party would charge to service these receivables. These liabilities were determined to not be material as of June 30, 2018 and December 31, 2017.
We have facilities in the U.S. and Europe that enable us to sell to third parties, on an ongoing basis, certain trade receivables with recourse. Trade receivables sold with recourse are generally short-term receivables with payment due dates of less than 10 days from the date of sale. Trade receivables sold under these facilities were $6.8 and $10.0 million during the three and six months ended June 30, 2018, respectively, and $21.4 million during the year ended December 31, 2017, which approximates the cash received.
We have facilities in Europe that enable us to sell to third parties, on an ongoing basis, certain trade receivables without recourse. Trade receivables sold without recourse are generally short-term receivables secured by letters of credit with payment due dates of less than one year. Trade receivables sold under these facilities were $4.3 and $5.7 million during the three and six months ended June 30, 2018, respectively, and $5.9 million during the year ended December 31, 2017, which approximates the cash received.

We report collections from the sale of trade receivables to third parties as operating cash flows in the Condensed Consolidated Statements of Cash Flows.
Note 7.     Fair Value Measurements
We invest our excess cash on deposit with major banks in money market, United States (“U.S.”) Treasury and government-sponsored entity, corporate, municipal government, asset-backed, and mortgage-backed residential debt securities. By policy, we invest primarily in high-grade marketable securities. We are exposed to credit risk in the event of default by the financial institutions or issuers of these investments to the extent of the amounts recorded in our Condensed Consolidated Balance Sheets.
We consider all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. Typically, the cost of these investments approximates fair value. Marketable investments with a maturity greater than three months are classified as available-for-sale short-term investments. Available-for-sale securities are stated at fair value with unrealized gains and losses reported as a separate component of AOCI, net of tax. The credit portion of any other-than-temporary impairment is included in net income. Realized gains and losses on sales of financial instruments are recognized upon sale of the investments using the specific identification method.

Electronics For Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Continued)

Our available-for-sale short-term investments are summarized as follows (in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
June 30, 2018
U.S. Government and sponsored entities	$59,822	$—	$(773)	$59,049
Corporate debt securities	66,529	—	(662)	65,867
Municipal securities	382	—	(3)	379
Asset-backed securities	8,545	35	(77)	8,503
Mortgage-backed securities – residential	210	—	(2)	208
Total short-term investments	$135,488	$35	$(1,517)	$134,006
December 31, 2017
U.S. Government and sponsored entities	$59,824	$—	$(660)	$59,164
Corporate debt securities	79,356	—	(450)	78,906
Municipal securities	382	—	(2)	380
Asset-backed securities	9,808	44	(47)	9,805
Mortgage-backed securities – residential	445	—	(3)	442
Total short-term investments	$149,815	$44	$(1,162)	$148,697
The fair value and duration that investments, including cash equivalents, have been in a gross unrealized loss position below are as follows (in thousands):

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2018
U.S. Government and sponsored entities	$22,889	$(346)	$36,008	$(427)	$58,897	$(773)
Corporate debt securities	32,229	(349)	33,293	(313)	65,522	(662)
Municipal securities	377	(3)	—	—	377	(3)
Asset-backed securities	4,302	(56)	4,134	(21)	8,436	(77)
Mortgage-backed securities – residential	11	—	160	(2)	171	(2)
Total	$59,808	$(754)	$73,595	$(763)	$133,403	$(1,517)
December 31, 2017
U.S. Government and sponsored entities	$23,023	$(206)	$35,989	$(454)	$59,012	$(660)
Corporate debt securities	45,857	(207)	32,634	(243)	78,491	(450)
Municipal securities	378	(2)	—	—	378	(2)
Asset-backed securities	6,779	(31)	2,947	(16)	9,726	(47)
Mortgage-backed securities – residential	162	(2)	142	(1)	304	(3)
Total	$76,199	$(448)	$71,712	$(714)	$147,911	$(1,162)
For fixed income securities that have unrealized losses as of June 30, 2018, we do not have the intent to sell any of these investments and it is not more likely than not that we will be required to sell any of these investments before recovery of the entire amortized cost basis. We have evaluated these fixed income securities and determined that no credit losses exist. Accordingly, management has determined that the unrealized losses on our fixed income securities as of June 30, 2018 were temporary in nature.

Electronics For Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Continued)

Amortized cost and estimated fair value of investments as of June 30, 2018, are summarized as follows (in thousands):

	Amortized cost	Fair value
Mature in less than one year	$78,377	$77,843
Mature in one to three years	57,111	56,163
Total short-term investments	$135,488	$134,006
Net realized gains from sales of investments are recognized in interest income and other income (expense), net, and were immaterial during the three and six months ended June 30, 2018, and June 30, 2017, respectively. Net unrealized losses of $1.5 and $1.1 million were included in AOCI in the accompanying Condensed Consolidated Balance Sheets as of June 30, 2018, and December 31, 2017, respectively.
Fair Value Measurements
Our fair value hierarchy is defined as follows:
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
We obtain the fair value of our Level 2 financial instruments from several third-party asset managers, custodian banks, and accounting service providers. Independently, these service providers use professional pricing services to gather pricing data, which may include quoted market prices for identical or comparable instruments or inputs other than quoted prices that are observable either directly or indirectly. As part of this process, we engaged a pricing service to assist management in its pricing analysis and assessment of other-than-temporary impairment. All estimates, key assumptions, and forecasts were either provided by or reviewed by us. While we utilize a third-party pricing service, the impairment analysis and related valuations represent conclusions of management and not conclusions or statements of any third party.

Electronics For Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Continued)

Our assets and liabilities measured at fair value by levels within the fair value hierarchy are summarized as follows (in thousands):

	June 30, 2018				December 31, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$1,017	$—	$—	$1,017	$9,897	$—	$—	$9,897
U.S. Government and sponsored entities	33,207	25,842	—	59,049	33,261	25,903	—	59,164
Corporate debt securities	—	65,867	—	65,867	—	78,906	—	78,906
Municipal securities	—	378	—	378	—	380	—	380
Asset-backed securities	—	8,462	43	8,505	—	9,754	51	9,805
Mortgage-backed securities – residential	—	208	—	208	—	442	—	442
	$34,224	$100,757	$43	$135,024	$43,158	$115,385	$51	$158,594
Liabilities:
Contingent consideration, current and noncurrent	$—	$—	$22,129	$22,129	$—	$—	$35,702	$35,702
Self-insurance	—	—	969	969	—	—	902	902
	$—	$—	$23,098	$23,098	$—	$—	$36,604	$36,604
Money market funds have been classified as cash equivalents as of June 30, 2018, and December 31, 2017, respectively.
Investments are generally classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices or alternative pricing sources with reasonable levels of price transparency. Investments in U.S. Treasury obligations and overnight money market mutual funds have been classified as Level 1 because these securities are valued based on quoted prices in active markets or are actively traded at $1.00 net asset value. There have been no transfers between Level 1 and 2 during the six months ended June 30, 2018 and 2017.
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
Liabilities for Contingent Consideration
Acquisition-related liabilities for contingent consideration (i.e., earnouts) as of June 30, 2018 are related to the acquisitions of Escada Innovations Limited and Escada Systems, Inc. (collectively, “Escada”) and Generation Digital Solutions, Inc. (“Generation Digital”), in 2017; Optitex Ltd. (“Optitex”) and Rialco Limited (“Rialco”) in 2016; Shuttleworth Business Systems Limited and CDM Solutions Limited (collectively, “Shuttleworth”), and CTI in 2015; and PrintLeader Software (“PrintLeader”) in 2013.

The fair value of these earnouts is estimated to be $22.1 and $35.7 million as of June 30, 2018, and December 31, 2017, respectively, by applying the income approach in accordance with ASC 805-30-25-5. Key assumptions include risk-free discount rates between 0.6% and 4.98%, as well as probability-adjusted revenue, gross profit, and direct operating income using the Monte Carlo valuation method. Probability-adjusted revenue, gross profit, and direct operating income are significant inputs that are not observable in the market, and are therefore classified as Level 3 inputs. These contingent liabilities have been reflected in the Condensed Consolidated Balance Sheet as of June 30, 2018, as current and noncurrent liabilities of $8.0 and $14.1 million, respectively.

Electronics For Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Continued)

Changes in the fair value of contingent consideration are summarized as follows (in thousands):

Fair value of contingent consideration as of January 1, 2017	$56,463
Fair value of Generation Digital contingent consideration at August 14, 2017	3,600
Fair value of Escada contingent consideration at October 1, 2017	2,049
Escrow adjustment for Reggiani acquisition	(4,711)
Changes in valuation	4,761
Earnout accretion	1,711
Payments and settlements	(30,924)
Foreign currency adjustment	2,753
Fair value of contingent consideration at December 31, 2017	$35,702
Changes in valuation	(12,775)
Earnout accretion	104
Payments	(751)
Foreign currency adjustment	(151)
Fair value of contingent consideration as of June 30, 2018	$22,129
The Optitex and Shuttleworth earnout liability valuations decreased, on a combined basis, during the three and six months ended June 30, 2018 by $11.3 and $12.8 million, respectively, based on recent actual and updated forecasted financial performance data. The Optitex, CTI and Rialco earnout performance probabilities increased, while the Shuttleworth earnout performance probability decreased, during 2017. The earnout liability valuations increased during the three and six months ended June 30, 2017 by less than $0.1 and $0.9 million, respectively. Changes in the fair value of contingent consideration subsequent to the acquisition date are reported in general and administrative expenses.
Earnout payments and settlements during the three and six months ended June 30, 2018 of $0.1 and $0.8 million were primarily related to the Shuttleworth contingent consideration liability. Earnout payments and settlements during the year ended December 31, 2017 of $21.5, $6.8, $1.3, and $1.2 million were related to the previously accrued Reggiani, Optitex, Rialco, and Shuttleworth contingent consideration liabilities, respectively.
The primary inputs to the fair value measurement of contingent consideration liability are the discount rate and probability-adjusted revenue or earnings targets specified in the acquisition agreements. Accordingly, we reviewed the sensitivity of the fair value measurement to changes in these inputs. We assessed the probability of achieving the revenue and profitability performance targets for contingent consideration associated with each acquisition at percentage levels between 50% and 100% as of each respective acquisition date based on an assessment of the historical performance of each acquired entity, our current expectations of future performance, and other relevant factors. A change in probability-adjusted revenue of five percentage points from the level assumed in the current valuations would result in an increase in the fair value of contingent consideration of $2.0 million or a decrease of $1.7 million. A change in the discount rate of one percentage point would result in an increase in the fair value of contingent consideration of $0.2 million or a decrease of $0.2 million. The potential undiscounted amount of contingent consideration that we could be required to make related to our business acquisitions, beyond amounts currently accrued, was $11.3 million as of June 30, 2018.
Fair Value of Derivative Instruments
We utilize the income approach to measure the fair value of our derivative assets and liabilities. The income approach uses pricing models that rely on market observable inputs such as yield curves, currency exchange rates, and forward prices, and are therefore classified as Level 2 measurements. The notional amount of our derivative assets and liabilities was $250.7 and $239.4 million as of June 30, 2018 and December 31, 2017, respectively. We did not have any cash flow hedges as of June 30, 2018. The fair value of our derivative assets and liabilities that were designated for cash flow hedge accounting treatment having notional amounts of $3.9 million as of December 31, 2017 was not material.

Electronics For Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Continued)

Fair Value of Convertible Senior Notes
In September 2014, we issued $345 million aggregate principal amount of our Notes. The Notes are carried at their original issuance value, net of unamortized debt discount, and are not marked to market each period. The fair value of the Notes as of June 30, 2018 was approximately $342.8 million and was classified as a Level 2 fair value measurement. Fair value was estimated based upon actual quotations obtained at the end of the reporting period or the most recent date available. A substantial portion of the market value of our Notes in excess of the outstanding principal amount relates to the conversion premium.
Note 8.     Derivatives and Hedging
We are exposed to market risk and foreign currency exchange risk from changes in foreign currency exchange rates, which could affect operating results, financial position, and cash flows. We manage our exposure to these risks through our regular operating and financing activities and, when appropriate, through use of derivative financial instruments. These derivative financial instruments are used to hedge monetary assets and liabilities, intercompany balances, trade receivables, anticipated cash flows, and to reduce earnings and cash flow volatility resulting from shifts in foreign currency exchange rates. Our objective is to offset gains and losses resulting from these exposures with losses and gains on the derivative contracts used to hedge them, thereby reducing volatility of earnings or protecting fair values of assets and liabilities. We do not have any leveraged derivatives, nor do we use derivative contracts for speculative purposes. We present the fair value of all open derivative instruments, including those embedded in other contracts, as assets or liabilities on our Condensed Consolidated Balance Sheets. The related cash flow impacts of our derivative contracts are reflected as cash flows from operating activities.
Our exposures are primarily related to non-U.S. dollar-denominated revenue in Europe, the U.K., Latin America, China, Israel, and Australia, and to non-U.S. dollar-denominated operating expenses in Europe, India, the U.K., China, Israel, Brazil, and Australia. From time to time we have hedged our operating expense cash flow exposure in Indian rupees. We hedge balance sheet remeasurement exposure associated with British pound sterling, Canadian dollar, Chinese renminbi, Brazilian real, Israeli shekel, Japanese yen, Chinese renminbi, and Euro-denominated intercompany balances; Brazilian real, British pound sterling, Australian dollar, Chinese renminbi, Israeli shekel, and Euro-denominated trade receivables; and British pound sterling, Israeli shekel, Canadian dollar, and other Euro-denominated net monetary assets.

By their nature, derivative instruments involve, to varying degrees, elements of market and credit risk. The market risk associated with these instruments resulting from currency exchange movement is expected to offset the market risk of the underlying transactions, assets, and liabilities being hedged. Under our master netting agreements with our foreign currency derivative counterparties, we are allowed to net transactions of the same currency with a single net amount payable by one party to the other. The derivatives held by us are not subject to any credit contingent features negotiated with these counterparties. We are not required to pledge cash collateral related to these foreign currency derivative contracts. We do not believe there is significant risk of loss from non-performance by the counterparty associated with these instruments because, by policy, we only deal with counterparties having a minimum investment grade or better credit rating. Credit risk is managed through the continuous monitoring of exposures to such counterparties.
Cash Flow Hedges
We did not have any foreign currency derivative contracts designated as cash flow hedges as of June 30, 2018 nor during the three months ended June 30, 2018. Our foreign currency derivative contracts designated as cash flow hedges for our Indian rupee operating expenses were in the notional amount of $3.9 million as of December 31, 2017. The fair value of the net assets (liabilities) related to these cash flow hedges were not material. The changes in fair value of these contracts are reported as a component of AOCI and reclassified to operating expense in the periods of payment of the hedged operating expenses. The amount of ineffectiveness that was recorded in the Condensed Consolidated Statements of Operations for these designated cash flow hedges was immaterial. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
Balance Sheet Hedges
Our forward contracts are not designated for hedge accounting treatment since there is a natural offset for the remeasurement of the underlying foreign currency denominated asset or liability. We recognize changes in the fair value of non-designated derivative instruments in earnings in the period of change. Gains and losses on foreign currency forward contracts used to hedge balance sheet exposures are recognized in interest income and other income (expense), net, in the same period as the remeasurement gain or loss of the related foreign currency denominated assets and liabilities. Our forward contracts not designated for hedge accounting treatment consisted of hedges of Australian dollar, British pound sterling, Brazilian real, Canadian dollar, Chinese renminbi, Euro, Israeli shekel and Japanese yen.

Electronics For Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Continued)

These balance sheet hedges cover currency exposures in the following line items in the notional amounts indicated (in thousands):

Balance sheet categories	June 30, 2018	December 31, 2017
Accounts Receivable	$50,010	$44,427
Other assets and liabilities, net	39,367	46,550
Intercompany balances	161,351	144,477
Total	$250,728	$235,454
Note 9.     Convertible Senior Notes
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
The Notes are senior unsecured obligations of EFI with interest payable semiannually in arrears on March 1 and September 1 of each year. The Notes are not callable and will mature on September 1, 2019, unless previously purchased or converted in accordance with their terms prior to such date. Holders of the Notes who convert in connection with a “fundamental change,” as defined in the indenture governing the Notes (“Indenture”), may require us to purchase for cash all or any portion of their Notes at a purchase price equal to 100 percent of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any.
The initial conversion rate is 18.9667 shares of common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $52.72 per share of common stock. Upon conversion of the Notes, holders will receive cash, shares of common stock or a combination thereof, at our election. Our intent is to settle the principal amount of the Notes in cash upon conversion. If the conversion value exceeds the principal amount, we would deliver shares of our common stock for our conversion obligation in excess of the aggregate principal amount. As of June 30, 2018, none of the conditions allowing holders of the Notes to convert had been met.
We separated the Notes into liability and equity components. The excess of the principal amount of the liability component over its carrying amount (“debt discount”) is amortized to interest expense over the term of the Notes using the effective interest method with an effective interest rate of 4.98% per annum (5.46% inclusive of debt issuance costs). The equity component is not remeasured if it continues to meet the conditions for equity classification.
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

The Notes consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Liability component	$345,000	$345,000
Debt discount, net of amortization	(16,423)	(23,178)
Debt issuance costs, net of amortization	(2,065)	(2,865)
Net carrying amount	$326,512	$318,957
Equity component	$63,643	$63,643
Less: debt issuance costs allocated to equity	(1,582)	(1,582)
Net carrying amount	$62,061	$62,061

Electronics For Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Continued)

Interest expense recognized on the Notes was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
0.75% coupon	$654	$647	$1,301	$1,287
Amortization of debt discount	3,355	3,249	6,755	6,420
Amortization of debt issuance costs	397	354	800	699
Total	$4,406	$4,250	$8,856	$8,406
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
Warrants
Concurrently with entering into the Note Hedges, we separately sold Warrants to acquire shares of our common stock at a strike price of $68.86 per share (the "Warrants"). We received aggregate proceeds of $34.5 million from the sale of the Warrants. If the average market value per share of our common stock for the reporting period, as measured under the Warrants, exceeds the strike price of the Warrants, the Warrants will have a dilutive effect on our earnings per share. The Warrants are separate transactions and are not part of the Notes or the Note Hedges and are accounted for as a component of additional paid-in capital. Holders of the Notes and Note Hedges will not have any rights with respect to the Warrants.
Note 10.     Commitments and Contingencies
Contingent Consideration
We are required to make payments to the former stockholders of acquired companies based on the achievement of specified performance targets as explained in Note 7 – Fair Value Measurements.
Lease Commitments and Contractual Obligations
As of June 30, 2018, we have leased certain of our current facilities and vehicles under noncancelable operating lease agreements. We are required to pay property taxes, insurance, and nominal maintenance costs for certain of these facilities and vehicles, and any increases over the base year of these expenses on the remainder of these leases.
Assets Held for Sale
During the fourth quarter of 2017, management approved a plan to sell approximately 31.5 acres of land and two manufacturing buildings located at One Vutek Place and 189 Waukewan Street, Meredith, New Hampshire, consisting of 163,000 total square feet. Assets previously recorded within property and equipment, net, with a net book value of $5.1 million, consisting of $4.5 million net book value of the facilities and $0.6 million of related land, have been reclassified as assets held for sale. These assets held for sale are carried at a value of $4.2 million, after an impairment charge of $0.9 million was recognized in the fourth quarter of 2017, on our Condensed Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017. As of June 30, 2018, we have entered into two separate agreements to sell each of these properties subject to completion of due diligence and customary closing procedures. Management expects the sale of both facilities to be completed by December 31, 2018.

Electronics For Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Continued)

Off-Balance Sheet Financing – Lease Arrangements
On August 26, 2016, we entered into a lease agreement and have accounted for a lease term of 48.5 years, inclusive of two renewal options of 5.0 and 3.5 years, with the City of Manchester, NH to lease 16.9 acres adjacent to the Manchester Regional Airport. The land is subleased to MUFG Americas Capital Leasing & Finance, LLC (“MUFG”), formerly Bank of Tokyo – Mitsubishi UFJ Leasing & Finance LLC during the term of the lease related to the manufacturing facility that was constructed on the site, which is described below. Minimum lease payments are $13.3 million during the entire 48.5-year term of the land lease, excluding six months of the land lease that were financed into the manufacturing facility lease.
On August 26, 2016, we entered into a six-year lease with MUFG whereby a 225,000-square foot manufacturing and warehouse facility was constructed for our Industrial Inkjet operating segment at a cost of $39.8 million. Construction was completed in April 2018. Minimum lease payments during the initial six-year term are $1.8 million. Upon completion of the initial six-year term, we have the option to renew the lease, purchase the facility, or return the facility to MUFG subject to an 89% residual value guarantee under which we would recognize additional rent expense in the form of a variable rent payment. We have assessed our exposure in relation to the residual value guarantee and believe that there is no deficiency to the guaranteed value as of June 30, 2018.
During the construction period, we were required to maintain restricted cash equivalents or restricted investments equal to the amount expended to date on the construction of the building as collateral. The funds were deposited with a third-party trustee and were restricted during the construction period. Upon completion of construction, $39.8 million was deposited with MUFG and is restricted as collateral until the end of the underlying building lease period.
Legal Proceedings
From time to time we are involved in a variety of claims, lawsuits, investigations, or proceedings relating to contractual disputes, securities laws, intellectual property rights, employment, or other matters that may arise in the normal course of business. We assess our potential liability in each of these matters by using the information available to us. We develop our views on estimated losses in consultation with inside and outside counsel, which involves a subjective analysis of potential results and various combinations of appropriate litigation and settlement strategies. We accrue estimated losses from contingencies if a loss is deemed probable and can be reasonably estimated.

As of June 30, 2018, we are subject to the matters described below:
Matan Digital Printing (“MDG”) Matter. EFI acquired Matan Digital Printers (“Matan”) in 2015 from sellers (the “2015 Sellers”) that had acquired Matan Digital Printing Ltd. from other sellers in 2001 (the “2001 Sellers”). The 2001 Sellers have asserted a claim against the 2015 Sellers and Matan asserting that they are entitled to a portion of the 2015 Sellers’ proceeds from EFI’s acquisition. The 2015 Sellers dispute this claim and have agreed to indemnify EFI against the 2001 Sellers’ claim.
Although we are fully indemnified, we do not believe that it is probable that we will incur a loss. It is reasonably possible that our financial statements could be materially affected by an unfavorable resolution of this matter and we could incur a material loss in this matter. We estimate the range of loss to be between one dollar and $10.1 million. If we incur a loss in this matter, it will be offset by a receivable of an equal amount representing a claim for indemnification against the escrow account established in connection with the Matan acquisition.
Purported Class Action Lawsuit. On August 10, 2017, a putative class action was filed against the Company and its two named executive officers in the United States District Court for the District of New Jersey, captioned Pipitone v. Electronics For Imaging, Inc., No. 2:17-cv-5992 (D.N.J.). A First Amended Complaint was filed on February 20, 2018. The plaintiffs allege, among other things, that statements by the Company and its officers about the Company’s financial reporting, revenue recognition, internal controls, and disclosure controls and procedures were false or misleading. The complaint seeks an unspecified amount of damages, interest, attorneys’ fees, and other costs, on behalf of a putative class of individuals and entities that purchased or otherwise acquired EFI securities from February 22, 2017 through August 3, 2017. EFI filed a motion to dismiss on April 23, 2018. The plaintiffs filed an opposition on May 23, 2018, and EFI filed its reply brief on June 13, 2018. A hearing on EFI’s motion to dismiss has not yet been scheduled.
At this time, we do not believe it is probable that we will incur a material loss in this matter. However, it is reasonably possible that our financial statements could be materially affected by an unfavorable resolution of this matter. Since this matter is in the preliminary stages, we are not yet in a position to estimate the amount or range of reasonably possible loss that may be incurred.

Electronics For Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Continued)

Purported Derivative Shareholder Lawsuits. On August 22, 2017, a purported derivative shareholder complaint was filed in the Superior Court of the State of California for the County of Alameda captioned Schiffmiller v. Gecht, No. RG17873197. A First Amended Complaint was filed on April 13, 2018. The complaint makes claims derivatively and on behalf of the Company as nominal defendant against the Company’s named executive officers and directors for alleged breaches of fiduciary duties and unjust enrichment, and alleges, among other things, that statements by the Company and its officers about the Company’s financial reporting, revenue recognition, internal controls, and disclosure controls and procedures were false or misleading. The complaint alleges the Company has suffered damage as a result of the individual defendants’ alleged actions, and seeks an unspecified amount of damages, restitution, and declaratory and other relief. The derivative action has been stayed pending the resolution of the Pipitone class action described above.
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
Other Matters. As of June 30, 2018, we were subject to various other claims, lawsuits, investigations, and proceedings in addition to the matter discussed above. There is at least a reasonable possibility that additional losses may be incurred in excess of the amounts that we have accrued. However, we believe that these claims are not material to our financial statements or the range of reasonably possible losses is not reasonably estimable. Litigation is inherently unpredictable, and while we believe that we have valid defenses with respect to legal matters pending against us, our financial statements could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies or because of the diversion of management’s attention and the incurrence of significant expenses.
Note 11.     Stock Repurchase Program
On September 11, 2017, the board of directors approved the repurchase of an additional $125 million for our share repurchase program commencing September 11, 2017 and expiring on December 31, 2018. The board of directors had previously authorized $150 million under the program in November 2015. Under this publicly announced program, we repurchased 959,786 and 748,448 shares for an aggregate purchase price of $28.3 and $34.5 million during the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, $81.1 million remained authorized for repurchases under this program.
Our employees have the option to surrender shares of common stock to satisfy their tax withholding obligations that arise on the vesting of RSUs, the exercise price of certain stock options, and any tax withholding obligations incurred from exercise of stock options. Employees surrendered 25,768 and 146,302 shares at an aggregate value of $0.7 and $6.8 million during the six months ended June 30, 2018 and 2017, respectively.
Note 12.     Stock-based Compensation
Stock-based compensation expense related to ESPP purchase rights and RSUs is summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Stock-based compensation expense by type of awards
RSUs	$9,883	$6,093	$15,206	$15,330
ESPP purchase rights	1,903	1,520	3,349	2,563
Total stock-based compensation expense	11,786	7,613	18,555	17,893
Income tax benefit	(1,831)	(2,531)	(2,670)	(5,404)
Stock-based compensation expense, net of tax	$9,955	$5,082	$15,885	$12,489
Valuation Assumptions for ESPP Purchase Rights and Stock Options
We use the Black-Scholes-Merton (“BSM”) option pricing model to value stock-based compensation for all equity awards, except market-based awards, which are valued using the Monte Carlo valuation model. We value RSUs at the closing market price on the date of grant.

Electronics For Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Continued)

The estimated weighted average fair value per share and underlying assumptions of ESPP purchase rights issued were as follows:

ESPP Purchase Rights:	Six Months Ended June 30,
	2018	2017
Weighted average fair value per share	$9.03	$12.03
Expected volatility	59% - 107%	24% - 28%
Risk-free interest rate	1.6% - 2.2%	0.7% - 1.2%
Expected term (in years)	0.5 - 2.0	0.5 - 2.0
No stock options were granted during the six months ended June 30, 2018 and 2017. As of June 30, 2018, 150,000 shares underlying stock options are outstanding and exercisable. They are time-based options with an aggregate intrinsic value of $2.6 million, a weighted average exercise price of $15.43 per share, and remaining contractual term of 9 months. Aggregate intrinsic value for stock options represents the difference between the closing price per share of our common stock on the last trading day of the period and the option exercise price, multiplied by the number of in-the-money stock options outstanding, vested and expected to vest, and exercisable as of June 30, 2018.

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
Non-vested RSU activity during the six months ended June 30, 2018 are summarized below (shares in thousands):

	Time-based		Performance-based		Market-based		Total
	Shares	Weighted average grant date fair value	Shares	Weighted average grant date fair value	Shares	Weighted average grant date fair value	Shares	Weighted average grant date fair value
Non-vested at January 1, 2018	1,048	$35.76	1,209	$42.18	23	$35.15	2,280	$39.16
Granted	491	28.03	478	28.26	—	—	969	28.14
Vested	(106)	32.44	(20)	44.83	—	—	(126)	34.42
Forfeited	(67)	35.67	(579)	45.35	—	—	(646)	44.34
Non-vested at June 30, 2018	1,366	33.24	1,088	34.32	23	35.15	2,477	33.73
Vested RSUs
The grant date fair value of RSUs vested during the six months ended June 30, 2018 was $4.3 million. The aggregate intrinsic value of RSUs vested and expected to vest as of June 30, 2018 was $68.8 million and the remaining weighted average vesting period was 1 year. Aggregate intrinsic value for RSUs vested and expected to vest represents the closing market price per share of our common stock on the last trading day of the period, multiplied by the number of RSUs vested and expected to vest as of June 30, 2018. RSUs expected to vest represent time-based RSUs unvested and outstanding as of June 30, 2018, and performance-based RSUs for which the requisite service period has not been rendered, but are expected to vest based on the achievement of performance conditions. Performance-based RSUs that vested based on certain financial results achieved are expensed in the period that the performance and related service criteria were met.

Electronics For Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Continued)

Valuation Assumptions for Performance-based and Market-based RSUs
Performance-based stock options, market-based RSUs, and market-based stock options were not granted during the six months ended June 30, 2018. We use the BSM option pricing model to value performance-based RSUs. The weighted average grant date fair value per share of performance-based RSUs granted and the assumptions used to estimate grant date fair value are as follows:

	Short-term	Long-term
Six Months Ended June 30, 2018
Grant date fair value per share	$28.26	$—
Service period (years)	1.0	N/A
Six Months Ended June 30, 2017
Grant date fair value per share	$47.23	$45.96
Service period (years)	1.0	2.0 - 3.0
Our performance-based RSUs generally vest when specified performance criteria are met based on bookings, revenue, cash provided by operating activities, non-GAAP operating income, non-GAAP earnings per share, revenue growth compared to market comparables, non-GAAP earnings per share growth compared to cash flow from operating activities growth, or other targets during the service period; otherwise, they are forfeited. Non-GAAP operating income is operating income determined in accordance with GAAP, adjusted to remove the impact of certain expenses. Non-GAAP earnings per share is net income determined in accordance with GAAP, adjusted to remove the impact of certain expenses, and the related tax effects, divided by the weighted average number of common shares and dilutive potential common shares outstanding during the period.
The grant date fair value per share determined in accordance with the BSM valuation model is being amortized over the service period of the performance-based awards. The probability of achieving the performance criteria was determined based on review of the actual results achieved thus far by each business unit compared with the operating plan during the service period as well as the overall expectations of the business unit. Stock-based compensation expense was adjusted based on the updated fair value resulting from this probability assessment. As actual results are achieved during the service period, the probability assessment is updated and stock-based compensation expense is adjusted accordingly.

Market-based awards that were granted in prior periods vest when our average closing stock price exceeds defined multiples of the closing stock price for 90 consecutive trading days. If these multiples were not achieved by the expiration date, the awards are forfeited. The grant date fair value is amortized over the average derived service period of the awards. The average derived service period and total fair value were determined using a Monte Carlo valuation model based on our assumptions, which include a risk-free interest rate and implied volatility.
Note 13.     Restructuring and Other
During the six months ended June 30, 2018 and 2017, we continued to analyze our cost structure and re-align our cost structure following our business acquisitions. These charges primarily relate to integrating recently acquired businesses, consolidating facilities, eliminating redundancies, and lowering our operating expense run rate. Restructuring and other consists primarily of restructuring, severance, short-term retention costs, facility downsizing and relocation, and acquisition integration expenses.
Restructuring and other costs were $3.0 and $7.7 million during the three and six months ended June 30, 2018, respectively, and were $3.7 and $4.6 million during the three and six months ended June 30, 2017, respectively. Restructuring and other costs include severance charges of $1.3 and $4.4 million related to reductions in head count of 28 and 83 during the three and six months ended June 30, 2018, respectively; and $3.1 and $3.5 million related to reductions in head count of 95 and 113 during the three and six months ended June 30, 2017, respectively. Severance costs include severance payments, related employee benefits, outplacement fees, recruiting, and employee relocation costs.
Facilities relocation and downsizing expenses were $0.5 and $1.0 million during the three and six months ended June 30, 2018, respectively; and were $0.2 and $0.2 million during the three and six months ended June 30, 2017, respectively. These expenses were primarily related to the relocation of certain manufacturing and administrative locations due to reduced space requirements. Integration expenses of $1.1 and $2.3 million during the three and six months ended June 30, 2018, respectively, and $0.4 and $0.8 million during the three and six months ended June 30, 2017, respectively, were incurred for the integration of our business acquisitions.

Electronics For Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Continued)

Restructuring and other reserve activities are summarized as follows (in thousands):

	Six Months Ended June 30,
	2018	2017
Beginning reserve balance	$2,452	$1,824
Restructuring charges	4,596	3,502
Other charges	3,082	1,087
Non-cash restructuring and other	(413)	(117)
Payments	(6,703)	(2,926)
Ending reserve balance	$3,014	$3,370
Note 14.     Income Taxes
We recognized a tax provision of $4.5 and $2.4 million on pretax income of $8.3 and $2.6 million during the three and six months ended June 30, 2018, respectively; and a tax provision of $1.0 million and $4 thousand on pretax net income of $3.8 million and $7.6 million during the three and six months ended June 30, 2017, respectively. The provision for income taxes before discrete items reflected in the table below was $4.5 and $1.0 million during the three and six months ended June 30, 2018, respectively, and $1.6 and $2.7 million during the three and six months ended June 30, 2017, respectively. The increase in the provision for income taxes before discrete items for the three months ended June 30, 2018, compared with the same period in the prior year, was primarily due to the impact of increased non-deductible stock-based compensation. The decrease in the provision for income taxes before discrete items for the six months ended June 30, 2018, compared with the same period in the prior year, was primarily due to decreased profitability before income taxes.
Primary differences between our provision for income taxes before discrete items and the income tax provision at the U.S. statutory rate include taxes on permanently reinvested foreign earnings, the tax effects of stock-based compensation expense which are non-deductible for tax purposes, and the U.S. Research and Development Credit.

Our tax provision for income taxes before discrete items is reconciled to our recorded provision for income taxes, as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Provision for income taxes before discrete items	$4,457	$1,571	$1,037	$2,653
Interest related to unrecognized tax benefits	113	64	225	99
Provision for (benefit from) stock based compensation, including ESPP dispositions	49	(771)	26	(2,339)
Benefit from reversals of uncertain tax positions	(46)	—	(233)	—
Provision for (benefit from) reassessment of taxes upon filing tax returns	(41)	157	(41)	72
Provision for (benefit from) reassessment of taxes upon tax law change	—	—	161	(481)
Provision for deemed repatriation transition tax	—	—	1,222	—
Provision for income taxes	$4,532	$1,021	$2,397	$4
On December 22, 2017, the 2017 Tax Act was enacted by the U.S. government. The 2017 Tax Act made broad and complex changes to the U.S. tax code that impact the six months ended June 30, 2018 and year ended December 31, 2017, including, but not limited to, lowering the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018, imposing a one-time deemed repatriation transition tax, and the remeasurement of U.S. deferred tax assets and liabilities.
The SEC issued SAB 118, which allows us to record a provisional estimate of the income tax effects of the 2017 Tax Act in the period in which we can make a reasonable estimate of its effects. We recorded a $27.5 million tax charge in the year ended December 31, 2017 as a provisional estimate. This provisional estimate included an estimated charge of $17.0 million related to the deemed repatriation transition tax, which is comprised of a gross transition tax of $27.0 million offset by foreign tax credits of $10.0 million. In addition, we recorded a $10.5 million charge related to the remeasurement of U.S. deferred tax assets and liabilities in the year ended December 31, 2017. While we have calculated a reasonable estimate of the impact of the U.S. tax rate reduction and the amount of the deemed repatriation transition tax, we are gathering additional information to refine and finalize our calculation of the impacts

Electronics For Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Continued)

of the 2017 Tax Act on our U.S. deferred tax assets and liabilities, the deemed repatriation transition tax, and other provisions associated with the 2017 Tax Act. We accrued an additional $1.2 million for state taxes related to the deemed repatriation transition tax in the six months ended June 30, 2018. As we obtain additional information, we will record adjustments in subsequent periods and will finalize the calculation of the income tax effects of the 2017 Tax Act in the fourth quarter of 2018, or in an earlier quarter if our analysis is complete.
The 2017 Tax Act also created a global intangible low-tax income (“GILTI”) provision, which is a minimum tax on certain foreign earnings, commencing in the year ending December 31, 2018. The amount of future U.S. inclusions in taxable income related to GILTI depends on our current structure, estimated future results of global operations, and our intent and ability to modify our structure and/or our business. We are not yet able to provide a reasonable estimate of the effect of this provision of the 2017 Tax Act. Therefore, the Company has not made any adjustments related to potential GILTI tax in its financial statements and have not made a policy decision regarding whether to record deferred taxes on GILTI. Any subsequent adjustment to the deferred tax amounts related to GILTI (or other computations) will be recorded as a tax expense in the quarter of 2018 when the analysis is complete.
As of June 30, 2018, and December 31, 2017, gross unrecognized benefits that would impact the effective tax rate if recognized were $34.6 and $33.9 million, respectively. Over the next twelve months, our existing tax positions will continue to generate increased liabilities for unrecognized tax benefits. It is reasonably possible that our gross unrecognized tax benefits will decrease up to $4.3 million in the next twelve months. These adjustments, if recognized, would positively impact our effective tax rate, and would be recognized as additional tax benefits in our Condensed Consolidated Statements of Operations. $17.1 million of gross unrecognized tax benefits were offset against deferred tax assets as of June 30, 2018, and the remaining $17.5 million has been recorded as noncurrent income taxes payable.
We are open to assessment by the Internal Revenue Service (“IRS”) for the 2014-2016 tax years, state tax jurisdictions for the 2013-2016 tax years, the Netherlands tax authority for the 2014-2016 tax years, the Spanish tax authority for the 2013-2016 tax years, the Israel tax authority for the 2014-2016 tax years, and the Italian tax authority for the 2013-2016 tax years.
Note 15.    Subsequent Event
On July 27, 2018 we executed an agreement (the “Termination Agreement”) to terminate the lease agreement dated April 19, 2013 between John Arrillaga Survivor’s Trust, represented by John Arrillaga, Trustee, and Richard T. Peery Separate Property Trust, represented by Richard T. Peery, Trustee and the Company, pursuant to which the Company had leased a portion of an approximately 108,000 square foot, two-story building located at 6700 Dumbarton Circle, Fremont, CA, near the Company’s headquarters. The Company has moved the operations and personnel from the formerly leased facility into our adjacent owned headquarters building. As of July 27, 2018, prior to executing the Termination Agreement, the underlying lease had a remaining term of ten years and minimum non-cancellable lease payments of $16.0 million. The Termination Agreement requires us to pay total penalties of $0.8 million, which will be charged to restructuring expense. For accounting purposes we are the owner of the property. As of June 30, 2018, we have included in property and equipment, net an asset with a net book value of $13.6 million. We also have a liability of $13.9 million on the Condensed Consolidated Balance Sheet as of June 30, 2018 representing the present value of the lease obligation. We expect to derecognize the asset and liability associated with this property as part of the accounting for the termination of this lease.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-looking Statements
This Quarterly Report on Form 10-Q (“Report”), including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and the future results of the Company that are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the management of the Company. Words such as “address,” “anticipate,” “believe,” “consider,” “continue,” “develop,” “estimate,” “expect,” “further,” “goal,” “intend,” “may,” “plan,” “potential,” “project,” “seek,” “should,” “target,” “will,” variations of such words, and similar expressions are intended to identify such forward-looking statements. Such statements reflect the current views of the Company and its management with respect to future events and are subject to certain risks, uncertainties, and assumptions. Potential risks and uncertainties include, but are not necessarily limited to, intense competition in each of our businesses, including competition from products developed by EFI’s customers; our ability to remediate the material weaknesses identified in EFI’s internal control over financial reporting; the uncertainty of the outcome of the pending securities lawsuits against EFI; unforeseen expenses; fluctuations in currency exchange rates; the difficulty of aligning expense levels with revenue; management’s ability to forecast revenues, expenses and earnings; our ability to successfully integrate acquired businesses; changes in the mix of products sold; the uncertainty of market acceptance of new product introductions; the challenge of managing asset levels, including inventory and variations in inventory levels; the uncertainty of continued success in technological advances; the challenges of obtaining timely, efficient and quality product manufacturing and supply of components; any world-wide financial and economic difficulties and downturns; adverse tax-related matters such as tax audits, changes in our effective tax rate or new tax legislative proposals; the unpredictability of development schedules and commercialization of products by the leading printer manufacturers and declines or delays in demand for our related products; the impact of changing consumer preferences on demand for our textile products; litigation involving intellectual property rights or other related matters; the uncertainty regarding the amount and timing of future share repurchases by EFI and the origin of funds used for such repurchases; the market prices of EFI's common stock prior to, during and after the share repurchases; any potential impact from our Chief Executive Officer ("CEO") stepping down and a future CEO transition; and any other risk factors that may be included from time to time in the Company’s SEC reports.
Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company’s actual results, performance, or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Report under the section entitled “Risk Factors” in Item 1A of Part II of this report and Item 1A of Part I of our 2017 Form 10-K and elsewhere and in other reports the Company files with the SEC. The following discussion should be read in conjunction with our 2017 Form 10-K and with the condensed consolidated financial statements and notes thereto included elsewhere in this Report. The Company assumes no obligation to revise or update these forward-looking statements to reflect actual results, events, or changes in factors or assumptions affecting such forward-looking statements
Business Overview
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
Our product portfolio includes industrial super-wide and wide format digital inkjet products (“Industrial Inkjet”) including VUTEk display graphics super-wide and wide format, Nozomi corrugated packaging, Reggiani textile, Cretaprint ceramic tile decoration and building material industrial digital inkjet printers and ink; print production workflow, web-to-print, cross-media marketing, Optitex textile two-dimensional and three-dimensional fashion computer-aided design applications, and business process automation software (“Productivity Software”), which provides corporate printing, packaging, publishing, and mailing and fulfillment solutions for the printing and packaging industry; and Fiery DFEs (“Fiery”). Our integrated solutions and award-winning technologies are designed to automate print and business processes, streamline workflow, provide profitable value-added services, and produce accurate digital output.

Critical Accounting Policies
The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make judgments, assumptions, and estimates that affect the amounts reported. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably possible could materially impact the financial statements. Management believes there have been no significant changes during the three and six months ended June 30, 2018 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2017 Form 10-K, with the exception of the following:
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

Results of Operations
Overview

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	Change		2018	2017	Change
			Amount	Percent			Amount	Percent
Revenue	$261,072	$247,047	$14,025	6%	$500,938	$475,738	$25,200	5%
Cost of revenue	132,484	119,795	12,689	11	253,243	224,956	28,287	13
Gross profit	128,588	127,252	1,336	1	247,695	250,782	(3,087)	(1)
Operating expenses:
Research and development	41,081	38,989	2,092	5	79,360	78,616	744	1
Sales and marketing	46,107	43,714	2,393	5	92,787	86,749	6,038	7
General and administrative	13,206	21,135	(7,929)	(38)	32,627	42,164	(9,537)	(23)
Amortization of identified intangibles	11,526	11,752	(226)	(2)	23,664	22,530	1,134	5
Restructuring and other	3,024	3,671	(647)	(18)	7,678	4,589	3,089	67
Total operating expenses	114,944	119,261	(4,317)	(4)	236,116	234,648	1,468	1
Income from operations	13,644	7,991	5,653	71	11,579	16,134	(4,555)	(28)
Interest expense	(4,989)	(4,966)	(23)	—	(9,943)	(9,626)	(317)	3
Interest income and other income (expense), net	(355)	755	(1,110)	*	934	1,042	(108)	(10)
Income before income taxes	8,300	3,780	4,520	120	2,570	7,550	(4,980)	(66)
Provision for income taxes	(4,532)	(1,021)	(3,511)	344	(2,397)	(4)	(2,393)	*
Net income	$3,768	$2,759	$1,009	37%	$173	$7,546	$(7,373)	(98)%
___________
* Percentages not meaningful.
Key financial results during the three and six months ended June 30, 2018 were as follows:

•
Our consolidated revenue increased by $14.0 million, or 6%, and $25.2 million, or 5%, during the three and six months ended June 30, 2018, respectively, compared to the same periods in the prior year. The increase in the three-month period was driven by a $14.7 million increase in Industrial Inkjet revenue and a $2.5 million increase in Productivity Software revenue, partially offset by a $3.3 million decrease in Fiery revenue. The increase in the six-month period was driven by a $33.7 million increase in Industrial Inkjet revenue and an $11.3 million increase in Productivity Software revenue, partially offset by a $19.8 million decrease in Fiery revenue.

•
Gross profit increased by $1.3 million or 1% during the three months ended June 30, 2018, and decreased by $3.1 million or 1% during the six months ended June 30, 2018, compared to the same periods in the prior year. Gross profit percentage declined to 49.3% from 51.5% during the three months ended June 30, 2018 and declined to 49.4% from 52.7% during the six months ended June 30, 2018, compared to the same periods in the prior year. These reductions were primarily due to changes in product mix from proportionately lower Fiery sales and proportionately higher Industrial Inkjet sales. In addition, Industrial Inkjet gross margins in the 2018 periods are lower than historical levels due to the ramp-up of production on new products.

•
Operating expenses decreased by $4.3 million or 4% and increased by $1.5 million or 1% during the three and six months ended June 30, 2018, respectively, compared to the same periods in the prior year. The decrease for the three months ended June 30, 2018 in operating expenses was primarily due to the $11.3 million reduction in the estimated fair value of contingent consideration on acquisitions recognized in general and administrative ("G&A") expenses in the second quarter of 2018. This decrease was partially offset by increased research and development ("R&D") expenses of $2.1 million, increased sales and marketing expenses of $2.4 million, and increases in other categories of G&A expense. The increase in operating expenses for the six months ended June 30, 2018 was primarily due to a $6.0 million increase in sales and marketing expenses, a $3.1 million increase in restructuring and other expenses, and a $1.1 million increase in amortization of intangible assets, partially offset by a $9.5 million decrease in G&A expenses driven by a $12.8 million reduction in estimated fair value of contingent consideration on acquisitions.

•
Interest income and other income (expense), net decreased by $1.1 million in the three months ended June 30, 2018 compared to the same period last year, primarily due to foreign currency losses of $1.3 million. Interest income and other income (expense), net was flat in the comparable six-month periods.

•
Provision for income taxes increased by $3.5 million in the three months ended June 30, 2018, compared to the same period last year, due to higher income before income taxes and the decreased tax benefit from stock-based compensation. Provision for income taxes increased by $2.4 million in the six months ended June 30, 2018, compared to the same period last year, primarily due to the impacts of the 2017 Tax Act and decreased tax benefit from stock-based compensation.

The following table presents items on our Condensed Consolidated Statements of Operations as percentages of total revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	100%	100%	100%	100%
Gross profit	49	52	49	53
Operating expenses:
Research and development	16	16	16	16
Sales and marketing	18	18	18	18
General and administrative	5	9	7	9
Restructuring and other	1	1	1	1
Amortization of identified intangibles	4	5	5	5
Total operating expenses	44	49	47	49
Income from operations	5	3	2	4
Interest expense	(2)	(2)	(2)	(2)
Interest income and other income (expense), net	—	—	—	—
Income before income taxes	3	1	—	2
Provision for income taxes	(2)	—	—	—
Net income	1%	1%	—%	2%
Revenue
We classify our revenue, gross profit, assets, and liabilities in accordance with our three operating segments; Industrial Inkjet, Productivity Software, and Fiery, as described in Note 3 – Segment and Geographic Information of our Notes to Condensed Consolidated Financial Statements.
 Ex-Currency. To better understand trends in our business, we believe it is helpful to adjust our Condensed Consolidated Statements of Operations to exclude the impact of year-over-year changes in the translation of foreign currencies into U.S. dollars. This is a non-GAAP measure that is calculated by adjusting revenue, gross profit, and operating expenses by using historical exchange rates in effect during the comparable prior period and removing the balance sheet currency remeasurement impact from interest income and other income (expense), net, including removal of any hedging gains and losses. We refer to these adjustments as “ex-currency.” The year-over-year currency impact can be determined as the difference between year-over-year actual fluctuations and year-over-year ex-currency fluctuations.
Management believes the ex-currency measures provide investors with an additional perspective on year-over-year financial trends and enable investors to analyze our operating results in the same way management does. A reconciliation of the ex-currency adjustments to GAAP results for the three and six months ended June 30, 2018 and 2017 is included under “Non-GAAP Financial Information” below.
Revenue by Operating Segment
Our revenue by operating segment was as follows (in thousands):

	Three Months Ended June 30,				Change
	2018	% of total	2017	% of total	Amount	Percent
Industrial Inkjet	$156,434	60%	$141,693	57%	$14,741	10%
Productivity Software	41,612	16	39,063	16	2,549	7
Fiery	63,026	24	66,291	27	(3,265)	(5)
Total revenue	$261,072	100%	$247,047	100%	$14,025	6%

Our consolidated revenue increased by $14.0 million or 6% (3% ex-currency) during the three months ended June 30, 2018 compared to the same period in 2017, primarily due to increased Industrial Inkjet and Productivity Software revenue, partially offset by decreased Fiery revenue. In addition, we recorded out-of-period adjustments related to certain bill and hold transactions in the three months ended June 30, 2017, which decreased the prior year revenue by $4.9 million.

	Six Months Ended June 30,				Change
	2018	% of total	2017	% of total	Amount	Percent
Industrial Inkjet	$298,643	60%	$264,956	56%	$33,687	13%
Productivity Software	85,387	17	74,121	15	11,266	15
Fiery	116,908	23	136,661	29	(19,753)	(14)
Total revenue	$500,938	100%	$475,738	100%	$25,200	5%
Our consolidated revenue increased by $25.2 million or 5% (2% ex-currency) during the six months ended June 30, 2018 compared to the same period in 2017, primarily due to increased Industrial Inkjet and Productivity Software revenue, partially offset by decreased Fiery revenue. Also, adoption of the new revenue recognition guidance increased reported revenue by $2.3 million in the six month period, primarily in the Productivity Software segment, compared to the previous revenue recognition guidance. In addition, we recorded out-of-period adjustments related to certain bill and hold transactions in the six months ended June 30, 2017, which decreased the prior year revenue by $3.4 million.
Industrial Inkjet
Industrial Inkjet revenue increased by $14.7 million, or 10% (7% ex-currency), during the three months ended June 30, 2018 compared with the same period in 2017. Industrial Inkjet revenue increased primarily due to sales of products related to our Nozomi industrial digital inkjet platform launched in the third quarter of 2017. In addition, we recorded out-of-period adjustments related to certain bill and hold transactions in the three months ended June 30, 2017, which decreased the prior year revenue by $4.9 million.
Industrial Inkjet revenue increased by $33.7 million, or 13% (7% ex-currency), during the six months ended June 30, 2018 compared with the same period in 2017. Industrial Inkjet revenue increased primarily due to sales of products related to our Nozomi industrial digital inkjet platform launched in the third quarter of 2017. In addition, we recorded out-of-period adjustments related to certain bill and hold transactions in the six months ended June 30, 2017, which decreased the prior year revenue by $3.4 million.
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
Productivity Software
Productivity Software revenue increased by $2.5 million, or 7% (5% ex-currency), during the three months ended June 30, 2018 compared with the same period in 2017. Productivity software revenue increased primarily due to sales from Escada, which we acquired in the fourth quarter of 2017.

Productivity Software revenue increased by $11.3 million, or 15% (12% ex-currency), during the six months ended June 30, 2018 compared with the same period in 2017. Productivity software revenue increased primarily due to:

•	increased license revenue of $3.5 million,

•	increased maintenance and services revenue of $3.3 million,

•	sales from Escada, which we acquired in the fourth quarter of 2017, and

•	the $2.3 million impact from adoption of the new revenue recognition guidance which increased revenue in the first half of 2018, compared to the previous revenue recognition guidance.

Fiery
Fiery revenue decreased by $3.3 million, or 5% (5% ex-currency) during the three months ended June 30, 2018 compared with the same period in 2017. Fiery revenue decreased by $19.8 million, or 14% (15% ex-currency) during the six months ended June 30, 2018 compared with the same period in 2017. Although end customer and reseller preference for Fiery products drives demand, most Fiery revenue relies on printer manufacturers to design, develop, and integrate Fiery technology into their print engines. Certain of the leading printer manufacturers have reduced purchases of Fiery controllers and software options during 2018 compared to 2017.
Revenue by Geographic Area
We report revenue by geographic region based on ship-to destination, summarized as follows (in thousands):

	Three Months Ended June 30,				Change
	2018	% of total	2017	% of total	Amount	Percent
Americas	$122,294	47%	$114,014	46%	$8,280	7%
EMEA	94,010	36	101,513	41	(7,503)	(7)
APAC	44,768	17	31,520	13	13,248	42
Total revenue	$261,072	100%	$247,047	100%	$14,025	6%
Americas. Revenue increased by $8.3 million, or 7% (7% ex-currency), during the three months ended June 30 2018 compared with the same period in 2017.
EMEA. Revenue decreased by $7.5 million, or 7% (12% ex-currency), during the three months ended June 30, 2018 compared with the same period in 2017.
APAC. Revenue increased by $13.2 million, or 42% (39% ex-currency), during the three months ended June 30, 2018 compared with the same period in 2017.

	Six Months Ended June 30,				Change
	2018	% of total	2017	% of total	Amount	Percent
Americas	$239,679	48%	$223,909	47%	$15,770	7%
EMEA	182,185	36	189,546	40	(7,361)	(4)
APAC	79,074	16	62,283	13	16,791	27
Total revenue	$500,938	100%	$475,738	100%	$25,200	5%
Americas. Revenue increased by $15.8 million, or 7% (7% ex-currency), during the six months ended June 30, 2018 compared with the same period in 2017.
EMEA. Revenue decreased by $7.4 million, or (4)% (11% ex-currency), during the six months ended June 30, 2018 compared with the same period in 2017.
APAC. Revenue increased by $16.8 million, or 27% (22% ex-currency), during the six months ended June 30, 2018 compared with the same period in 2017.
Revenue Concentration
A substantial portion of our revenue has been attributable to sales of products through the leading printer manufacturers and independent distributor channels. We have a direct relationship with several leading printer manufacturers and work closely to design, develop, and integrate Fiery technology into their print engines. A significant portion of our revenue is, and has been, generated by sales of our Fiery DFE products to a relatively small number of leading printer manufacturers. During the six months ended June 30, 2018 and 2017, no customer individually accounted for 10% or more of our consolidated revenue. We expect that if we continue to increase our revenue in the Industrial Inkjet and Productivity Software operating segments in the future, the percentage of our revenue from the leading printer manufacturer customers will decrease.

Gross Profit
Gross profit by operating segment, excluding stock-based compensation and amortization of the fair value adjustment on acquired FFPS inventory, was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Industrial Inkjet
Revenue	$156,434	$141,693	$298,643	$264,956
Gross profit	54,983	52,510	104,690	101,580
Gross profit percentages	35.1%	37.1%	35.1%	38.3%
Productivity Software
Revenue	$41,612	$39,063	$85,387	$74,121
Gross profit	29,181	29,168	60,594	54,764
Gross profit percentages	70.1%	74.7%	71.0%	73.9%
Fiery
Revenue	$63,026	$66,291	$116,908	$136,661
Gross profit	45,467	46,239	84,222	95,937
Gross profit percentages	72.1%	69.8%	72.0%	70.2%
A reconciliation of our segment gross profit to our Condensed Consolidated Statements of Operations is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Segment gross profit	$129,631	$127,917	$249,506	$252,281
Stock-based compensation expense	(1,043)	(665)	(1,811)	(1,499)
Gross profit	$128,588	$127,252	$247,695	$250,782

Our gross profit percentage decreased to 49.3% and 49.4% during the three and six months ended June 30, 2018, respectively, from 51.5% and 52.7% during the same periods in 2017. The decreased gross profit percentage was primarily due to the greater proportion of Industrial Inkjet revenues than Productivity Software and Fiery revenues in the three and six months ended June 30, 2018 compared to the same periods in the prior year. The Productivity Software and Fiery segments produce higher average gross profit percentages than our Industrial Inkjet segment. In addition, as more fully explained below, the gross profit percentage in the Industrial Inkjet segment was lower in the three and six months ended June 30, 2018 than in the comparable prior year periods.

Industrial Inkjet Gross Profit
The Industrial Inkjet gross profit percentage decreased to 35.1% (34.6% ex-currency) and 35.1% (34.2% ex-currency) during the three and six months ended June 30, 2018, respectively, from 37.1% and 38.3% during the same periods in 2017. Gross profit percentages decreased due to a higher proportion of corrugated printer sales, which are currently at a relatively lower gross profit percentage due to the ramping up of production and sales of our new Nozomi single-pass industrial digital inkjet platform. Partially offsetting the impact of increased Nozomi product mix were improved gross profit percentages on certain other printer product lines.

Productivity Software Gross Profit
The Productivity Software gross profit percentages decreased to 70.1% (70.2% ex-currency) and 71.0% (71.3% ex-currency) during the three and six months ended June 30, 2018, respectively, from 74.7% and 73.9% during the same periods in 2017. The decrease in gross profit percentages is primarily attributable to changes in product mix.
Fiery Gross Profit
The Fiery gross profit percentage increased to 72.1% (72.2% ex-currency) and 72.0% (72.1% ex-currency) during the three and six months ended June 30, 2018, respectively, from 69.8% and 70.2% during the same periods in 2017, reflecting changes in product mix.

Operating Expenses
Operating expenses were as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
	2018	2017	Amount	Percent	2018	2017	Amount	Percent
Research and development	$41,081	$38,989	$2,092	5%	$79,360	$78,616	$744	1%
Sales and marketing	46,107	43,714	2,393	5	92,787	86,749	6,038	7
General and administrative	13,206	21,135	(7,929)	(38)	32,627	42,164	(9,537)	(23)
Amortization of identified intangibles	11,526	11,752	(226)	(2)	23,664	22,530	1,134	5
Restructuring and other	3,024	3,671	(647)	(18)	7,678	4,589	3,089	67
Total operating expenses	$114,944	$119,261	$(4,317)	(4)%	$236,116	$234,648	$1,468	1%
Operating expenses decreased by $4.3 million, or 4% (6% ex-currency) during the three months ended June 30, 2018 compared to the same period in 2017. The decrease in operating expenses was primarily due to lower G&A expense, driven by the $11.3 million reduction in estimated fair value of contingent consideration on acquisitions. This decrease was partially offset by increased expenses for R&D, sales and marketing, and other categories within G&A.
Operating expenses increased by $1.5 million, or 1% (3% ex-currency) during the six months ended June 30, 2018 compared to the same period in 2017. The increase in operating expenses was primarily due to higher sales and marketing, restructuring and other, and amortization of identified intangibles from recent acquisitions. Partially offsetting these increases was a decrease in G&A driven by the $12.8 million reduction in estimated fair value of contingent consideration on acquisitions.
We expect our operating expenses will continue to fluctuate as a result of movements in U.S. dollar exchange rates versus the Euro, British pound sterling, Brazilian real, Israeli shekel, Chinese renminbi, and other currencies.
Research and Development
R&D expenses include personnel, consulting, travel, research and development facilities, prototype materials, testing and development equipment, and non-recurring engineering expenses.
R&D expenses during the three months ended June 30, 2018 were $41.1 million, or 16% of revenue, compared to $39.0 million, or 16% of revenue, during the same period in 2017. The increase of $2.1 million, or 5% (4% ex-currency), was primarily due to an increase in stock-based compensation expense of $1.2 million, driven by an increase in new grants and increased ESPP expense, as well as increased depreciation of $0.7 million.
R&D expenses during the six months ended June 30, 2018 were $79.4 million, or 16% of revenue, compared to $78.6 million, or 16% of revenue, during the same period in 2017. The increase of $0.7 million, or 1% (1% ex-currency), was primarily due to increased costs for beta units and engineering services of $1.6 million and increased depreciation of $1.5 million, partially offset by reduced consulting services of $1.6 million and individually immaterial decreases in other expense categories.
Sales and Marketing
Sales and marketing expenses include personnel, trade shows, marketing programs and promotional materials, sales commissions, travel and entertainment, depreciation, and worldwide sales office expenses.
Sales and marketing expenses during the three months ended June 30, 2018 were $46.1 million, or 18% of revenue, compared to $43.7 million, or 18% of revenue, during the same period in 2017. The increase of $2.4 million, or 5% (2% ex-currency) was primarily driven by an increase of $1.9 million in salaries and commissions, and an increase of $0.8 million in stock-based compensation due to an increase in new grants and increased ESPP expense.

Sales and marketing expenses during the six months ended June 30, 2018 were $92.8 million, or 18% of revenue, compared to $86.7 million, or 18% of revenue, during the same period in 2017. The increase of $6.0 million, or 7% (3% ex-currency) was primarily driven by higher personnel-related expenses of $5.1 million for salaries and variable compensation.

Over time, our sales and marketing expenses may increase in absolute terms if revenue increases in future periods, as we continue to actively promote our products and introduce new products and services.

General and Administrative
G&A expenses consist primarily of finance, human resources, legal, bad debts, and litigation expenses, as well as changes in the estimated fair value of earnout liabilities.

G&A expenses during the three months ended June 30, 2018 were $13.2 million, or 5% of revenue, compared to $21.1 million, or 9% of revenue, during the same period in 2017. The decrease of $7.9 million, or 38% (39% ex-currency) was primarily driven by a $11.3 million reduction in the estimated fair value of contingent consideration for acquisitions. This decrease was partially offset by a $2.2 million increase in audit, legal, and consulting services and a $1.8 million increase in stock-based compensation expense primarily due to an increase in new grants and increased ESPP expense.

G&A expenses during the six months ended June 30, 2018 were $32.6 million, or 7% of revenue, compared to $42.2 million, or 9% of revenue, during the same period in 2017. The decrease of $9.5 million, or 23% (25% % ex-currency) was primarily driven by a $12.8 million reduction in the fair value of estimated contingent consideration for Optitex, a $1.5 million reduction in the fair value of estimated contingent consideration for Generation Digital and Shuttleworth, and a $1.0 million reduction in bad debts expense. These decreases were partially offset by a $1.2 million increase in personnel-related expense and a $3.2 million increase in audit, legal, and consulting services.
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
Stock-based compensation expenses were $11.8 and $7.6 million during the three months ended June 30, 2018 and 2017, respectively, an increase of $4.2 million. Stock-based compensation expense increased primarily due to an increase in new grants and increased ESPP expenses, partially offset by the decrease due to the timing of new grants and reduced vesting probabilities of certain performance-based awards, compared to the prior year.
Stock-based compensation expenses were $18.6 and $17.9 million during the six months ended June 30, 2018 and 2017, respectively, an increase of $0.7 million. Stock-based compensation expense increased primarily due to an increase in new grants and increased ESPP expenses, partially offset by the decrease due to the timing of new grants and reduced vesting probabilities of certain performance-based awards compared to the prior year.
Amortization of Identified Intangibles
Amortization of identified intangibles during the three months ended June 30, 2018 was $11.5 million compared to $11.8 million during the same period in 2017, a decrease of $0.2 million, or 2%. Amortization of identified intangibles during the six months ended June 30, 2018 was $23.7 million compared to $22.5 million, during the same period in 2017, an increase of $1.1 million, or 5%. Intangible amortization increased in the six-month 2018 period primarily due to amortization of identified intangibles resulting from the FFPS, Generation Digital, CRC, and Escada acquisitions, partially offset by decreased amortization due to certain intangible assets from prior year acquisitions becoming fully amortized.
Restructuring and Other
Restructuring and other costs were $3.0 and $3.7 million during the three months ended June 30, 2018 and 2017, respectively. Restructuring and other costs included severance charges of $1.3 and $3.1 million related to reductions in head count of 28 and 95 during the three months ended June 30, 2018 and 2017, respectively. Restructuring and other costs were $7.7 and $4.6 million during the six months ended June 30, 2018 and 2017, respectively. Restructuring and other costs included severance charges of $4.4 and $3.5 million related to reductions in head count of 83 and 113 during the six months ended June 30, 2018 and 2017, respectively. Severance costs include severance payments, related employee benefits, outplacement fees, recruiting, and employee relocation costs.
Facilities relocation and downsizing expenses were $0.5 and $0.2 million during the three months ended June 30, 2018 and 2017, respectively, primarily related to the relocation of certain manufacturing and administrative locations to accommodate revised space requirements in 2018 and 2017, including moving from our previous facilities in Meredith, NH to our new facility in Manchester, NH in the second quarter of 2018. Integration expenses of $1.1 and $0.4 million were incurred during the three months ended June 30, 2018 and 2017, respectively, to integrate our business acquisitions. The increase in the 2018 period is primarily related to the integration of Reggiani.
Facilities relocation and downsizing expenses were $1.0 and $0.2 million during the six months ended June 30, 2018 and 2017, respectively, primarily related to the relocation of certain manufacturing and administrative locations to accommodate revised space requirements in 2018 and 2017. Integration expenses of $2.3 million and $0.8 million were incurred during the six months ended June 30, 2018 and 2017, respectively, to integrate our business acquisitions. The increase in the 2018 period is primarily related to the integration of Reggiani.
Interest Expense
Interest expense during the three and six months ended June 30, 2018 was $5.0 and $9.9 million, respectively, compared to $5.0 million and $9.6 million, respectively, during the same periods in 2017.
Interest Income and Other Income (Expense), Net
Interest income and other income (expense), net, includes interest income on our cash equivalents and short-term investments, gains and losses from sales of our cash equivalents and short-term investments, imputed interest income on revenue contracts with a significant financing component, and net foreign currency exchange gains and losses.
Interest income and other income (expense), net, resulted in an expense of $0.4 million during the three months ended June 30, 2018, compared to income of $0.8 million during the same period in 2017. The change was primarily due to increased foreign currency exchange losses.
Interest income and other income (expense), net, resulted in income of $0.9 million and $1.0 million during the six months ended June 30, 2018 and 2017, respectively, and primarily represented foreign currency exchange gains.
Income Before Income Taxes
The geographic mix of income before income taxes was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
U.S.	$(17,774)	$1,256	$(30,071)	$(1,991)
Foreign	26,074	2,524	32,641	9,541
Total	$8,300	$3,780	$2,570	$7,550
During the three months ended June 30, 2018, pretax income of $8.3 million consisted of U.S. pretax loss of $17.8 million and foreign pretax income of $26.1 million, respectively. Pretax loss attributable to U.S. operations included amortization of identified intangible assets of $2.9 million, stock-based compensation expense of $11.8 million, restructuring and other of $1.9 million, and interest expense of $5.0 million. Pretax income attributable to foreign operations included amortization of identified intangible assets of $8.6 million, restructuring and other of $1.0 million, and the favorable impact of a change in the estimated fair value of contingent consideration on acquisitions of $11.3 million. The exclusion of these items from pretax loss would have resulted in U.S. and foreign pretax income of $3.4 and $24.4 million, respectively, during the three months ended June 30, 2018.
During the six months ended June 30, 2018, pretax income of $2.6 million consisted of U.S. pretax loss of $30.1 million and foreign pretax income of $32.6 million, respectively. Pretax loss attributable to U.S. operations included amortization of identified intangible assets of $6.1 million, stock-based compensation expense of $18.6 million, restructuring and other of $5.2 million, the favorable impact of a change in estimated fair value of contingent consideration on acquisitions of $1.1 million, acquisition-related costs of $0.8 million, and interest expense of $9.9 million. Pretax income attributable to foreign operations included amortization of identified intangible assets of $17.6 million, restructuring and other of $2.4 million, and the favorable impact of a change in the fair value of estimated contingent consideration of $11.7 million. The exclusion of these items from pretax income would have resulted in U.S. and foreign pretax income of $8.0 and $41.2 million, respectively, during the six months ended June 30, 2018.
During the three months ended June 30, 2017, pretax income of $3.8 million consisted of U.S. and foreign pretax income of $1.3 million and $2.5 million, respectively. Pretax income attributable to U.S. operations included amortization of identified intangible assets of $3.8 million, stock-based compensation of $7.6 million, restructuring and other of $2.7 million, acquisition-related costs of $0.5 million, change in fair value of contingent consideration of $0.6 million, litigation settlement expense of $0.3 million, and interest expense of $4.3 million. Pretax income attributable to foreign operations included amortization of identified intangible assets of $8.0 million, restructuring and other of $1.0 million, and earnout interest accretion of $0.4 million, partially offset by the change in fair value of contingent consideration of $0.6 million. The exclusion of these items from pretax income would result in U.S. and foreign pretax income of $21.1 and $11.3 million, respectively, during the three months ended June 30, 2017.
During the six months ended June 30, 2017, pretax income of $7.6 million consisted of U.S. pretax loss of $2.0 million and foreign pretax income of $9.5 million, respectively. Pretax loss attributable to U.S. operations included amortization of identified intangible assets of $6.7 million, stock-based compensation of $17.9 million, restructuring and other of $3.4 million, acquisition-related costs of $1.3 million, cost of revenue resulting from the fair value adjustment of FFPS inventory of $0.5 million, change in fair value of contingent consideration of $0.7 million, litigation settlement expense of $0.3 million, and interest expense of $8.4 million. Pretax income attributable to foreign operations included amortization of identified intangible assets of $15.8 million, restructuring and other of $1.2 million, cost of revenue resulting from the fair value adjustment of FFPS inventory of $0.7 million, earnout interest accretion of $0.9 million, and change in fair value of contingent consideration of $0.2 million. The exclusion of these items from pretax income would result in U.S. and foreign pretax income of $37.2 and $28.4 million, respectively, during the six months ended June 30, 2017.
Provision for Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Income Before Tax	$8,300	$3,780	$2,570	$7,550
Provision for income taxes	4,532	1,021	2,397	4
Effective income tax rate	54.6%	27.0%	93.3%	0.1%
The effective tax rate has increased in the three months ended June 30, 2018 compared to the same period in 2017, primarily due to decreased tax benefits related to both permanently reinvested foreign earnings and stock-based compensation.
The 2017 Tax Act has wide-ranging impacts including, but not limited to, lowering the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018, imposing a one-time deemed repatriation transition tax, and the revaluation of U.S. deferred tax assets and liabilities. The 2017 Tax Act also created a minimum tax on certain foreign earnings, also known as the GILTI provision, commencing in the year ending December 31, 2018. The SEC issued SAB 118 which allows us to record a provisional estimate of the income tax effects of the 2017 Tax Act in the period in which we can make a reasonable estimate of its effects. We have recorded an additional provision of $1.2 million for state taxes related to the deemed repatriation transition tax during the three and six months ended June 30, 2018. As we obtain additional information, we will record adjustments in subsequent periods, and will finalize the calculation of the income tax effects of the 2017 Tax Act in the fourth quarter of 2018, or in an earlier quarter if our analysis is complete.
We earn a significant amount of our operating income outside the U.S., which is deemed to be permanently reinvested in foreign jurisdictions. Of the income generated in jurisdictions with tax rates materially lower than the statutory U.S. tax rate of 21%, most is earned in the Cayman Islands. In 2017, we realigned the ownership of certain intellectual property to augment operational synergies and parallel both our worldwide intellectual property ownership and our worldwide supply chain. Our effective tax rate could fluctuate significantly and be adversely impacted if anticipated earnings in the foreign jurisdictions are significantly different than current projections.
While we currently do not foresee a need to repatriate the earnings of foreign operations, should we require more capital in the U.S. than our cash and cash equivalents and short-term investments located in the U.S., along with cash generated by our U.S. operations, we may elect to repatriate funds held in our foreign jurisdictions or raise capital in the U.S. through debt or equity issuances. These alternatives could result in higher effective tax rates, the cash payments of taxes and/or increased interest expense, and foreign income and withholding taxes. Due to the enactment of the 2017 Tax Act, we are not subject to U.S. federal income tax on dividends received from our foreign subsidiaries commencing January 1, 2018. We are evaluating the potential foreign and U.S. state income tax liabilities that would result from future repatriations, if any, and how the 2017 Tax Act will impact our current permanent reinvestment assertion. We expect to complete this analysis and the impact, if any, which the 2017 Tax Act may have on our indefinite reinvestment assertion in the fourth quarter of 2018, or in an earlier quarter if our analysis is complete.
In Altera Corp. v. Commissioner, the U.S. Court of Appeals for the Ninth Circuit, reversing a prior decision of the Tax Court, issued an opinion on July 24, 2018 to require U.S. corporations to share stock-based compensation expenses with their foreign affiliates. This reversal does not impact our condensed consolidated financial statements through June 30, 2018 because no benefit had been recorded as a result of the prior Tax Court decision. To date, Intel Corp., Altera's parent company, is still evaluating its legal options to challenge the current ruling, and we will continue to monitor ongoing developments and potential impacts to our Condensed Consolidated Financial Statements.
We assess the likelihood that our deferred tax assets will be recovered from future taxable income by considering both positive and negative evidence relating to their recoverability. If we believe that recovery of these deferred tax assets is not more likely than not, we establish a valuation allowance. Significant judgment is required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, we considered all available evidence, including recent operating results, projections of future taxable income, our ability to utilize loss and credit carryforwards, and the feasibility of tax planning strategies. Other than valuation allowances on deferred tax assets related to California, Luxembourg, Israel, Netherlands, and Turkey deferred tax assets that will not likely be realized based on the size of the net operating loss and research and development credits being generated, we have determined that is more likely than not that we will realize the benefit related to all other deferred tax assets. To the extent we increase a valuation allowance, we will include an expense in the Condensed Consolidated Statement of Operations in the period in which such determination is made.

Non-GAAP Financial Information
Use of Non-GAAP Ex-Currency Financial Information
To better understand trends in our business, we believe it is helpful to adjust our statement of operations to exclude the impact of year-over-year changes in the translation of foreign currencies into U.S. dollars. This is a non-GAAP measure that is calculated by adjusting revenue, gross profit, and operating expenses by using historical exchange rates in effect during the comparable prior year period and removing the balance sheet currency re-measurement impact from interest income and other income (expense), net, including removal of any hedging gains and losses. We refer to these adjustments as “ex-currency”. Management believes the ex-currency measures provide investors with an additional perspective on year-over-year financial trends and enable investors to analyze our operating results in the same way management does. The year-over-year currency impact can be determined as the difference between year-over-year actual growth rates and year-over-year ex-currency growth rates.
Our non-GAAP ex-currency measures, are not in accordance with or an alternative to GAAP and may be materially different from other non-GAAP measures, including similarly titled non-GAAP measures, used by other companies. The presentation of this additional information should not be considered in isolation from, as a substitute for, or superior to, revenue, gross profit, or operating expenses prepared in accordance with GAAP.

RECONCILIATION OF GAAP REVENUE BY OPERATING SEGMENT TO
NON-GAAP EX-CURRENCY
(unaudited)

	Three Months Ended June 30,
(in millions)	GAAP		Ex-Currency			GAAP				Ex-Currency
	2018	%	Ex-Currency Adjustments	2018	%	GAAP	%	Change from 2017 GAAP		Change from 2017 GAAP
		of total			of total	2017	of total	$	%	$	%
Industrial Inkjet	$156.4	60%	$(5.2)	$151.2	59%	$141.6	57%	$14.8	10%	$9.6	7%
Productivity Software	41.7	16	(0.8)	40.9	16	39.1	16	2.6	7	1.8	5
Fiery	63.0	24	(0.1)	62.9	25	66.3	27	(3.3)	(5)	(3.4)	(5)
Total revenue	$261.1	100%	$(6.1)	$255.0	100%	$247.0	100%	$14.1	6%	$8.0	3%

	Six Months Ended June 30,
(in millions)	GAAP		Ex-Currency			GAAP				Ex-Currency
	2018	%	Ex-Currency Adjustments	2018	%	GAAP	%	Change from 2017 GAAP		Change from 2017 GAAP
		of total			of total	2017	of total	$	%	$	%
Industrial Inkjet	$298.6	60%	$(14.3)	$284.3	59%	$265.0	56%	$33.6	13%	$19.3	7%
Productivity Software	85.4	17	(2.2)	83.2	17	74.1	15	11.3	15	9.1	12
Fiery	116.9	23	(0.2)	116.7	24	136.6	29	(19.7)	(14)	(19.9)	(15)
Total revenue	$500.9	100%	$(16.7)	$484.2	100%	$475.7	100%	$25.2	5%	$8.5	2%

RECONCILIATION OF GAAP REVENUE BY GEOGRAPHIC AREA TO
NON-GAAP EX-CURRENCY
(unaudited)

	Three Months Ended June 30,
(in millions)	GAAP		Ex-Currency			GAAP				Ex-Currency
	2018	%	Ex-Currency Adjustments	2018	%	GAAP	%	Change from 2017 GAAP		Change from 2017 GAAP
		of total			of total	2017	of total	$	%	$	%
Americas	$122.3	47%	$(0.1)	$122.2	48%	$114.0	46%	$8.3	7%	$8.2	7%
EMEA	94.0	36	(4.9)	89.1	35	101.5	41	(7.5)	(7)	(12.4)	(12)
APAC	44.8	17	(1.1)	43.7	17	31.5	13	13.3	42	12.2	39
Total revenue	$261.1	100%	$(6.1)	$255.0	100%	$247.0	100%	$14.1	6%	$8.0	3%

	Six Months Ended June 30,
(in millions)	GAAP		Ex-Currency			GAAP				Ex-Currency
	2018	%	Ex-Currency Adjustments	2018	%	GAAP	%	Change from 2017 GAAP		Change from 2017 GAAP
		of total			of total	2017	of total	$	%	$	%
Americas	$239.6	48%	$(0.4)	$239.2	49%	$223.9	47%	$15.7	7%	$15.3	7%
EMEA	182.2	36	(13.2)	169.0	35	189.5	40	(7.3)	(4)	(20.5)	(11)
APAC	79.1	16	(3.1)	76.0	16	62.3	13	16.8	27	13.7	22
Total revenue	$500.9	100%	$(16.7)	$484.2	100%	$475.7	100%	$25.2	5%	$8.5	2%

RECONCILIATION OF GROSS PROFIT BY OPERATING SEGMENT TO
NON-GAAP EX-CURRENCY
(unaudited)

	Three Months Ended June 30,				Six Months Ended June 30,
	GAAP	Ex-Currency Adjustments	Ex-Currency	GAAP	GAAP	Ex-Currency Adjustments	Ex-Currency	GAAP
(in millions)	2018		2018	2017	2018		2018	2017
Industrial Inkjet
Revenue	$156.4	$(5.2)	$151.2	$141.6	$298.6	$(14.3)	$284.3	$265.0
Gross profit	55.0	(2.7)	52.3	52.5	104.7	(7.5)	97.2	101.6
Gross profit percentages	35.1%		34.6%	37.1%	35.1%		34.2%	38.3%
Productivity Software
Revenue	$41.7	$(0.8)	$40.9	$39.1	$85.4	$(2.2)	$83.2	$74.1
Gross profit	29.2	(0.5)	28.7	29.2	60.6	(1.3)	59.3	54.8
Gross profit percentages	70.1%		70.2%	74.7%	71.0%		71.3%	73.9%
Fiery
Revenue	$63.0	$(0.1)	$62.9	$66.3	$116.9	$(0.2)	$116.7	$136.6
Gross profit	45.5	(0.1)	45.4	46.2	84.2	(0.1)	84.1	95.9
Gross profit percentages	72.1%		72.2%	69.8%	72.0%		72.1%	70.2%

Operating segment gross profit is reconciled to our Condensed Consolidated Statements of Operations during the periods presented below as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	GAAP	Ex-Currency Adjustments	Ex-Currency	GAAP	GAAP	Ex-Currency Adjustments	Ex-Currency	GAAP
(in millions)	2018		2018	2017	2018		2018	2017
Segment gross profit	$129.6	$(3.3)	$126.3	$127.9	$249.5	$(8.9)	$240.6	$252.3
Stock-based compensation expense	(1.0)	—	(1.0)	(0.6)	(1.8)	—	(1.8)	(1.5)
Gross profit	$128.6	$(3.3)	$125.3	$127.3	$247.7	$(8.9)	$238.8	$250.8

RECONCILIATION OF GAAP OPERATING EXPENSES TO
NON-GAAP EX-CURRENCY
(unaudited)

	Three Months Ended June 30,
		Ex-Currency		GAAP			Ex-Currency
	GAAP	Ex-Currency Adjustments	2018	GAAP	Change from 2017 GAAP		Change from 2017 GAAP
(in millions)	2018			2017	$	%	$	%
Research and development	$41.1	$(0.5)	$40.6	$39.0	$2.1	5%	$1.6	4%
Sales and marketing	46.1	(1.5)	44.6	43.7	2.4	5	0.9	2
General and administrative	13.2	(0.3)	12.9	21.1	(7.9)	(38)	(8.2)	(39)
Amortization of identified intangibles	11.5	(0.4)	11.1	11.8	(0.3)	(2)	(0.7)	(6)
Restructuring and other	3.0	(0.1)	2.9	3.7	(0.7)	(18)	(0.8)	(23)
Total operating expenses	$114.9	$(2.8)	$112.1	$119.3	$(4.4)	(4)%	$(7.2)	(6)%

	Six Months Ended June 30,
		Ex-Currency		GAAP			Ex-Currency
	GAAP	Ex-Currency Adjustments	2018	GAAP	Change from 2017 GAAP		Change from 2017 GAAP
(in millions)	2018			2017	$	%	$	%
Research and development	$79.4	$(1.5)	$77.9	$78.6	$0.8	1%	$(0.7)	(1)%
Sales and marketing	92.8	(3.8)	89.0	86.7	6.1	7	2.3	3
General and administrative	32.6	(1.1)	31.5	42.2	(9.6)	(23)	(10.7)	(25)
Amortization of identified intangibles	23.6	(1.2)	22.4	22.5	1.1	5	(0.1)	(1)
Restructuring and other	7.7	(0.2)	7.5	4.6	3.1	67	2.9	63
Total operating expenses	$236.1	$(7.8)	$228.3	$234.6	$1.5	1%	$(6.3)	(3)%

Liquidity and Capital Resources
Overview
Cash, cash equivalents, restricted cash equivalents, and short-term investments increased by $1.7 million to $353.3 million as of June 30, 2018, from $351.6 million as of December 31, 2017. The increase was primarily due to strong cash flows from operating activities, partially offset by purchases of property and equipment and expenditures under the Company's stock repurchase program.

(in thousands)	June 30, 2018	December 31, 2017	Change
Cash and cash equivalents	$179,507	$170,345	$9,162
Restricted cash equivalents	39,809	32,531	7,278
Short term investments	134,006	148,697	(14,691)
Total cash, cash equivalents, restricted cash equivalents, and short-term investments	$353,322	$351,573	$1,749

Cash flow activities are summarized as follows:

	Six Months Ended June 30,
(in thousands)	2018	2017	Change
Net cash provided by operating activities	$37,231	$39,010	$(1,779)
Net cash provided by (used for) investing activities	7,355	(6,359)	13,714
Net cash used for financing activities	(26,334)	(37,466)	11,132
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash equivalents	(1,812)	3,259	(5,071)
Increase (decrease) in cash, cash equivalents, and restricted cash equivalents	$16,440	$(1,556)	$17,996
Cash, cash equivalents, restricted cash equivalents, and short-term investments held outside of the U.S. in various foreign subsidiaries were $130.7 and $88.4 million as of June 30, 2018, and December 31, 2017, respectively, and will be used to fund local operations and finance international acquisitions.
Based on past performance and current expectations, we believe that our cash, cash equivalents, short-term investments, and cash generated from operating activities will satisfy our working capital, capital expenditure, investment, stock repurchase, commitments (see Note 10 – Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements), and other liquidity requirements associated with our existing operations through at least the next twelve months. We believe that the most strategic uses of our cash resources include business acquisitions, strategic investments to gain access to new technologies, repurchase of shares of our common stock, and working capital.
Operating Activities
During the six months ended June 30, 2018, our cash provided by operating activities was $37.2 million.
Net cash provided by operating activities in the six months ended June 30, 2018 consisted primarily of net income of $0.2 million, non-cash expenses including $33.8 million of depreciation and amortization, $18.6 million of stock-based compensation, and $7.7 million of non-cash accretion of interest expenses on Notes and imputed financing obligations, partially offset by the change in fair value of contingent consideration of $12.8 million, net change in derivative assets and liabilities of $7.1 million, and net change in operating assets and liabilities of $3.8 million. The net change in operating assets and liabilities of $3.8 million consisted primarily of an increase in other current assets of $14.8 million, and an increase in accounts receivable of $2.3 million, partially offset by a decrease in accounts payable and accrued and other liabilities of $13.6 million.
Accounts Receivable
Our primary source of operating cash flow is the collection of accounts receivable from our customers. One measure of the effectiveness of our collection efforts is average days sales outstanding for accounts receivable (“DSO”). DSOs were 85 and 84 days as of June 30, 2018 and December 31, 2017, respectively. We calculate DSO by dividing net accounts receivable at the end of the quarter by revenue recognized during the quarter, multiplied by the total days in the quarter.
DSOs increased slightly during the six months ended June 30, 2018, compared with December 31, 2017, primarily due to a decrease in down payments in the period and a greater portion of our revenue coming from our Industrial Inkjet and Productivity Software product lines which have substantially longer average payment terms than our Fiery products. We expect DSOs to vary from period to period because of changes in the mix of business between direct customers and end user demand driven through the leading printer manufacturers, the effectiveness of our collection efforts both domestically and overseas, and variations in the linearity of our sales. As the percentage of Industrial Inkjet and Productivity Software related revenue increases, we expect DSOs may trend higher. Contributing to the higher DSOs in the current year quarter was the shift in product mix to a lower percentage of Fiery sales relative to our total sales.
We have facilities in the U.S. and Europe that enable us to sell to third parties, on an ongoing basis, certain trade receivables with recourse. Trade receivables sold with recourse are generally short-term receivables with payment due dates of less than 10 days from date of sale. We also have facilities in Europe that enable us to sell to third parties, on an ongoing basis, certain trade receivables without recourse. Trade receivables sold without recourse are generally short-term receivables secured by international letters of credit with payment due dates of less than one year.
Trade receivables sold cumulatively under these facilities were $10.0 and $5.7 million during the six months ended June 30, 2018 on a recourse and nonrecourse basis, respectively, which approximates the cash received. The receivables that were sold to third parties were removed from the Condensed Consolidated Balance Sheet and were reflected as cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows.
Allowances for doubtful accounts are summarized as follows (in thousands):

	June 30, 2018	December 31, 2017
Allowance for trade receivables	$21,065	$20,278
Allowance for trade-in sales	7,854	10,176
Allowance for sales rebates	1,458	1,782
Total allowances for doubtful accounts	$30,377	$32,236
Inventories
Our inventories are procured primarily in support of the Industrial Inkjet and Fiery operating segments. The majority of our Industrial Inkjet products are manufactured internally, while Fiery production is primarily outsourced. The result is lower inventory turnover for Industrial Inkjet inventories compared with Fiery inventories.
Our inventories decreased by $7.7 million to $118.1 million as of June 30, 2018 from $125.8 million as of December 31, 2017, primarily due to the decrease in Industrial Inkjet inventories. Inventory turnover was 4.5 turns for the quarter ended June 30, 2018 compared with 4.4 turns during the quarter ended December 31, 2017 and 3.8 in the quarter ended June 30, 2017. We calculate inventory turnover by dividing annualized current quarter cost of revenue by ending inventories.
Investing Activities
Acquisitions
In the six months ended June 30, 2018, we paid $0.3 million as a working capital purchase price adjustment on the acquisition of Escada.
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
Investments
Proceeds from sales and maturities of marketable securities, net of purchases, were $14.0 and $22.9 million during the six months ended June 30, 2018 and 2017, respectively. We have classified our investment portfolio as “available for sale.” Our investments are made with a policy of capital preservation and liquidity as primary objectives. We may hold investments in fixed income debt securities to maturity; however, we may sell an investment at any time if the quality rating of the investment declines, the yield on the investment is no longer attractive, or we have better uses for the cash. Since we invest primarily in investment securities that are highly liquid with a ready market, we believe the purchase, maturity, or sale of our investments has no material impact on our overall liquidity.
Property and Equipment, Net
Our property and equipment additions have historically been funded with cash flows from operating activities. Net cash payments for purchases of property and equipment were $6.4 million and $5.7 million during the six months ended June 30, 2018 and 2017, respectively. See also Note 5 – Supplemental Financial Statement Information of the Notes to Condensed Consolidated Financial Statements for additional information about purchases of property and equipment.

Restricted Cash Equivalents and Investments
We have restricted cash equivalents and investments that are required to be maintained by the lease related to our Manchester, NH facility, which is described more fully in Note 10 – Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements.
The funds were invested with a third-party trustee during the construction period and upon completion of construction in April 2018, were deposited with MUFG where they are restricted as collateral until the end of the underlying building lease period. This restricted cash and cash equivalents was $39.8 and $32.5 million as of June 30, 2018 and December 31, 2017, respectively.

Financing Activities
Proceeds from Issuance of Common Stock
Historically, our recurring cash flows provided by financing activities have included receipt of cash from the issuance of common stock through the exercise of stock options and employee purchases of ESPP shares. We received proceeds from the exercise of stock options of zero and $1.6 million and employee purchases of ESPP shares of $5.0 and $5.1 million during the six months ended June 30, 2018 and 2017, respectively. While we may continue to receive proceeds from these plans in future periods, the timing and amount of such proceeds are difficult to predict and are contingent on certain factors including the price of our common stock, the timing and number of stock options exercised by employees that had participated in these plans, net settlement options, employee participation in our ESPP, and general market conditions. We anticipate that cash provided from the exercise of stock options will continue to decline as we have shifted to issuance of RSUs, rather than stock options.
Treasury Stock Purchases
The primary use of funds for financing activities during the six months ended June 30, 2018 and 2017 was $29.0 and $41.3 million, respectively, of cash used to repurchase outstanding shares of our common stock. Such repurchases included $0.7 and $6.8 million used for net settlement of shares for the exercise price of certain stock options and any tax withholding obligations incurred connected with such exercises and tax withholding obligations that arose on the vesting of RSUs during the six months ended June 30, 2018 and 2017, respectively.

On September 11, 2017, the board of directors approved an additional $125 million for our share repurchase program commencing September 11, 2017. At that time, $28.8 million remained available for repurchase under the 2015 authorization for this program. The 2017 authorization thereby increased the repurchase authorization to $153.8 million of our common stock. This authorization expires December 31, 2018. Under this publicly announced plan, we repurchased 959,786 and 748,448 shares for an aggregate purchase price of $28.3 million and $34.5 million during the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, $81.1 million remained authorized for repurchases under this program.

Repayment of Debt Assumed Through Business Acquisitions
We paid $1.6 million and $1.5 million of debt assumed through business acquisitions and capital lease obligations during the six months ended June 30, 2018 and 2017, respectively.

Earnout Payments
Earnout payments during the six months ended June 30, 2018 and 2017 of $0.7 million and $1.3 million, respectively, were primarily related to previously accrued Shuttleworth contingent consideration liabilities.

Convertible Senior Notes
Our $345 million principal amount Notes are due on September 1, 2019, unless previously purchased or converted in accordance with their terms prior to such date. The Company is currently evaluating alternatives for refinancing all or a portion of the Notes prior to their maturity date.
Other Commitments
We are reliant on several sole source suppliers for certain key components and could experience a significant negative impact on our financial condition and results of operations if such supplies were reduced or not available. From time to time we may find it necessary to purchase higher than normal levels of such supplies to provide safety stocks in case of supply disruptions. We may also be required to compensate our subcontract manufacturers for components purchased for orders subsequently canceled by us. We periodically review the potential liability for these purchase commitments and the adequacy of the related accruals.
Off-Balance Sheet Financing
Please refer to Note 10 – Commitments and Contingencies of our Notes to Condensed Consolidated Financial Statements for discussion of our six-year lease with MUFG for a 225,000 square foot manufacturing and warehouse facility in Manchester, NH. Minimum lease payments during the initial six-year term for the building are $1.8 million and minimum lease payments are $13.1 million during the 48.5-year term of the land lease, excluding six months of the land lease that was financed into the manufacturing facility lease. Upon completion of the initial six-year term, we have the option to renew the lease, purchase the facility, or return the facility to MUFG subject to an 89% residual value guarantee under which we would recognize additional rent expense in the form of a variable rent payment. We have assessed our exposure in relation to the residual value guarantee and believe that there is no deficiency to the guaranteed value as of June 30, 2018.

Contractual Obligations
Please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Contractual Obligations” presented in our 2017 Form 10-K. There were no material changes during the six months ended June 30, 2018.

Item 3:	Quantitative and Qualitative Disclosures About Market Risk
Market Risk
We are exposed to various market risks. Market risk is the potential loss arising from adverse changes in market rates and prices, general credit, foreign currency exchange rate fluctuations, liquidity, and interest rate risks, which may be exacerbated by the tight global credit market and increase in economic uncertainty that have affected various sectors of the financial market from time to time. We do not enter into derivatives or other financial instruments for trading or speculative purposes. We may enter into financial instrument contracts to manage and reduce the impact of changes in foreign currency exchange rates on earnings and cash flows. The counterparties to such contracts are major financial institutions.
Europe represents a significant portion of our revenue and cash flows. Since Europe is composed of varied countries and regional economies, our European risk profile is somewhat more diversified due to the varying economic conditions among the countries. Approximately 20% of our receivables were with European customers as of June 30, 2018. Of this amount, 25% of our European receivables (5% of consolidated receivables) were in the higher risk southern European countries (mostly Italy, Spain, and Portugal), which management believes are adequately reserved.
Marketable Securities
We maintain an investment portfolio of short-term fixed income debt securities of various holdings, types, and maturities. These short-term investments are generally classified as available-for-sale and, consequently, are recorded on our Condensed Consolidated Balance Sheets at fair value with unrealized gains and losses reported as a separate component of AOCI. We attempt to limit our exposure to interest rate risk by investing in securities with maturities of less than three years; however, we may be unable to successfully limit our risk to interest rate fluctuations. At any time, a sharp change in interest rates could have a material impact on the fair value of our investment portfolio. Increases or decreases in interest rates could also have a material impact on future interest income related to new investments. We do not currently hedge these interest rate exposures.
Interest Rate Risk
Hypothetical changes in the fair values of financial instruments held by us as of June 30, 2018 that are sensitive to changes in interest rates are presented below. The modeling technique measures the change in fair value arising from selected potential changes in interest rates. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 100 basis points over a twelve-month time horizon (in thousands):

Valuation of securities given an interest rate decrease of 100 basis points	No change in interest rates	Valuation of securities given an interest rate increase of 100 basis points
$135,798	$134,517	$133,236
We have no European sovereign debt investments. Our European debt and investments consisted of non-sovereign corporate debt securities of $5.8 million, which represented 9% of our corporate debt instruments (4% of our short-term investments) as of June 30, 2018. European debt investments are with corporations domiciled in the northern and central European countries of Sweden, Netherlands, and France. We believe that we do not have significant exposure with respect to our money market and corporate debt investments in Europe.
As of June 30, 2018, we have $345 million principal amount of Notes outstanding. We carry these instruments at face value less unamortized discount on our Condensed Consolidated Balance Sheets. Since these instruments bear interest at fixed rates, we have no financial statement risk associated with changes in interest rates. Although the fair value of these instruments fluctuates when interest rates change, the market value of our Notes is also influenced by the conversion premium. Please refer to Note 7 – Fair Value Measurements and Note 9 – Convertible Senior Notes of the Notes to Condensed Consolidated Financial Statements for further information.
Foreign Currency Exchange Risk
A large portion of our business is conducted in countries other than the U.S. We are primarily exposed to changes in exchange rates for the Euro, British pound sterling, Indian rupee, Canadian dollar, Japanese yen, Brazilian real, Chinese renminbi, Israeli shekel, and Australian dollar. Although the majority of our receivables are invoiced and collected in U.S. dollars, we have exposure from non-U.S. dollar-denominated sales (consisting of the Euro, British pound sterling, Brazilian real, Chinese renminbi, Israeli shekel, Australian dollar, and Canadian dollar) and operating expenses (primarily the Euro, British pound sterling, Brazilian real, Chinese renminbi,

Israeli shekel, Japanese yen, Indian rupee, and Australian dollar) in foreign countries. Accordingly, we can benefit from a stronger U.S. dollar due to the corresponding reduction in our foreign operating expenses translated in U.S. dollars and at the same time we can be adversely affected by a stronger U.S. dollar due to the corresponding reduction in foreign revenue translated in U.S. dollars.
We hedge balance sheet remeasurement exposures using forward contracts not designated for hedge accounting treatment with notional amounts of $250.7 million as of June 30, 2018. Please refer to Note 8 – Derivatives and Hedging of our Notes to Condensed Consolidated Financial Statements for further information.
The impact of hypothetical changes in foreign exchanges rates on revenue and income from operations are presented below. The modeling technique measures the change in revenue and income from operations resulting from changes in selected foreign exchange rates with respect to the Euro, British pound sterling, and Chinese renminbi of plus or minus one percent during the six months ended June 30, 2018 as follows (in thousands):

	Impact of a foreign exchange rate decrease of one percent	No change in foreign exchange rates	Impact of a foreign exchange rate increase of one percent
Revenue	$502,031	$500,938	$499,845
Income from operations	11,860	11,579	11,298

Item 4:	Controls and Procedures
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
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018, the end of the period covered by this interim report.
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2018, due to material weaknesses in our internal control over financial reporting. Our internal control over financial reporting is the process designed by and under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America.
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

3.
Our internal control over excess and obsolete finished goods printer inventory reserves at our Italian manufacturing subsidiary was not designed effectively to conduct a sufficiently precise evaluation of the classification, condition, and saleability of each printer and the cost accounting department was not staffed sufficiently to mitigate limitations relating to these reserves in the ERP system used solely at this subsidiary.

Items #1 and #2 resulted in management not timely identifying and evaluating the appropriate period of recognition for certain revenue transactions related to printers distributed from a single location, which should have been evaluated in accordance with the bill and hold revenue recognition guidance. Item #3 resulted in management not timely evaluating the appropriate period of de-

recognition of certain printer inventory manufactured at our Italian manufacturing subsidiary, which should have been subject to an excess and obsolescence impairment or reclassification and depreciation.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected in a timely basis. Because the deficiencies identified could result in a misstatement of revenue, inventory, and related accounts and associated disclosures that could be material to the annual or interim consolidated financial statements, such deficiencies represent material weaknesses in our internal control over financial reporting. Management concluded that its internal control over financial reporting as of December 31, 2017 and June 30, 2018 was not effective due to the material weaknesses described above.
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
We are in the process of further reviewing, documenting, and testing our internal controls over financial reporting, and we may from time to time make changes aimed at enhancing existing controls and/or implementing additional controls. Because the implementation of our remediation plan was ongoing as of June 30, 2018, management concluded that the material weaknesses described in our 2017 Form 10-K, remained unremediated as of June 30, 2018.
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
Evaluation of Changes in Internal Control over Financial Reporting
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated changes in our internal control over financial reporting that occurred during the second quarter of 2018. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer did not identify any change in our internal control over financial reporting during the second quarter of 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
For a description of our significant pending legal proceedings, please see Note 10 – Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements.

Item 1A:	Risk Factors

You should carefully consider the risk factors discussed in Part I, Item 1A, and Part II, Items 7 and 7A, of the 2017 Form 10-K, which could materially affect our business, financial condition, or future results. The risks described in the 2017 Form 10-K and below are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

In addition to the risk factors disclosed in our 2017 Form 10-K, we have identified the following material changes to our risk factors.

We may experience a potential impact to our business from the future transition of our Chief Executive Officer.

We recently announced that Guy Gecht, who has served as our CEO since January 2000, intends to step down as our CEO effective upon the appointment of a successor CEO. Mr. Gecht and our other senior executives have been instrumental in setting our strategic direction, operating business, identifying, recruiting and training key personnel and identifying business opportunities, and our business depends on the efforts, abilities and expertise of these senior executives, including the CEO.  We cannot assure you that our business will not experience a potential impact from Mr. Gecht’s departure and transition to a new CEO, especially since Mr. Gecht has directed the operations of our business for approximately 18 years.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
Our stock repurchases during the three months ended June 30, 2018 were as follows (in thousands, except for per share amounts):

	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced program (1)	Approximate dollar value of shares that may yet be purchased under the program (2)
April 2018	154	$27.93	138	$88,168
May 2018	47	28.53	45	86,878
June 2018	170	34.01	169	81,117
Totals	371		352
_________________

(1)
The difference between total number of shares purchased and total number of shares purchased as part of publicly announced program is the shares withheld by us to satisfy the exercise price of certain stock options and any tax withholding obligations incurred in connection with such exercises and the vesting of RSUs.

(2)
On September 11, 2017, the board of directors approved the repurchase of an additional $125 million for our share repurchase program commencing September 11, 2017 and expiring on December 31, 2018. The board of directors had previously authorized $150 million under the program in November 2015. Under this publicly announced program, we repurchased 352,894 shares for an aggregate purchase price of $10.9 million during the three months ended June 30, 2018.

Item 4:	Mine Safety Disclosures
Not applicable.

Item 5:	Other Information
Not applicable.
Item 6:        Exhibits

No.	Description

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Amended and Restated Bylaws of Electronics For Imaging, Inc. (as amended August 12, 2009) (2)

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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
______________

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

ELECTRONICS FOR IMAGING, INC.

Date: August 6, 2018	/s/ Guy Gecht
Guy Gecht
Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2018	/s/ Marc Olin
Marc Olin
Chief Financial Officer (Principal Financial and Accounting Officer)