Form 10-Q
period 2018-09-30
ELECTRONICS FOR IMAGING INC
filed 2018-11-06
CIK 867374

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
FORM 10-Q
_____________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act) (Check one):

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
The number of shares of Common Stock outstanding as of October 30, 2018 was 43,931,611.

Electronics For Imaging, Inc.

		Page No.
PART I.	Financial Information

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017	3

	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2018 and 2017	4

	Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2018 and 2017	5

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	49

Item 4.	Controls and Procedures	50

PART II.	Other Information

Item 1.	Legal Proceedings	52

Item 1A.	Risk Factors	52

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	52

Item 6.	Exhibits	54

Signatures		55

Exhibit 3.1
Exhibit 3.2
Exhibit 4.1
Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 10.4
Exhibit 10.5
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 101

PART I         FINANCIAL INFORMATION
Item 1:        Condensed Consolidated Financial Statements (Unaudited)
Electronics For Imaging, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

(in thousands)	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$180,942	$170,345
Short-term investments	112,986	148,697
Accounts receivable, net of allowances of $30.2 million and $32.2 million, respectively	240,150	244,416
Inventories	121,290	125,813
Income taxes receivable	13,958	4,565
Assets held for sale	3,143	4,200
Other current assets	47,814	41,799
Total current assets	720,283	739,835
Property and equipment, net	79,495	98,762
Restricted cash equivalents	39,809	32,531
Goodwill	394,372	403,278
Intangible assets, net	86,246	123,008
Deferred tax assets	43,265	45,083
Other assets	34,369	15,504
Total assets	$1,397,839	$1,458,001
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$118,703	$123,935
Accrued and other liabilities	74,797	98,090
Deferred revenue	65,181	55,833
Convertible senior notes, net – current	330,367	—
Income taxes payable	6,762	5,309
Total current liabilities	595,810	283,167
Convertible senior notes, net – non-current	—	318,957
Imputed financing obligation related to build-to-suit lease	—	13,944
Noncurrent contingent and other liabilities	17,307	28,801
Deferred tax liabilities	6,151	11,652
Noncurrent income taxes payable	18,305	20,169
Total liabilities	637,573	676,690
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 150,000 shares authorized; 54,990 and 54,249 shares issued, respectively	550	542
Additional paid-in capital	785,475	745,661
Treasury stock, at cost; 10,747 and 9,070 shares, respectively	(428,074)	(375,574)
Accumulated other comprehensive income (loss)	(6,996)	8,138
Retained earnings	409,311	402,544
Total stockholders’ equity	760,266	781,311
Total liabilities and stockholders’ equity	$1,397,839	$1,458,001
See accompanying notes to condensed consolidated financial statements.

Electronics For Imaging, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2018	2017	2018	2017
Revenue	$257,134	$248,359	$758,072	$724,097
Cost of revenue*	131,615	120,902	384,858	345,858
Gross profit	125,519	127,457	373,214	378,239
Operating expenses:
Research and development*	40,341	39,585	119,701	118,201
Sales and marketing*	44,661	42,269	137,448	129,018
General and administrative*	24,466	25,075	57,093	67,239
Amortization of identified intangibles	11,137	12,299	34,801	34,829
Restructuring and other	2,799	832	10,477	5,421
Total operating expenses	123,404	120,060	359,520	354,708
Income from operations	2,115	7,397	13,694	23,531
Interest expense	(4,796)	(4,912)	(14,739)	(14,538)
Interest income and other income, net	336	1,760	1,270	2,802
Income (loss) before income taxes	(2,345)	4,245	225	11,795
Benefit from (provision for) income taxes	4,265	(791)	1,868	(795)
Net income	$1,920	$3,454	$2,093	$11,000

Net income per basic common share	$0.04	$0.07	$0.05	$0.24
Net income per diluted common share	$0.04	$0.07	$0.05	$0.23
Shares used in basic per-share calculation	44,428	46,348	44,714	46,442
Shares used in diluted per-share calculation	45,354	46,937	45,388	47,102
____________________

* Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cost of revenue	$904	$486	$2,715	$1,985
Research and development	3,649	1,640	9,517	7,556
Sales and marketing	2,377	1,108	6,767	5,176
General and administrative	4,993	1,414	11,479	7,824
See accompanying notes to condensed consolidated financial statements.

Electronics For Imaging, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Net income	$1,920	$3,454	$2,093	$11,000
Net unrealized investment gains (losses):
Unrealized holding gains (losses), net of tax*	182	48	(254)	283
Reclassification adjustments included in net income, net of tax*	(1)	(27)	10	(49)
Net unrealized investment gains (losses)	181	21	(244)	234
Currency translation adjustments	(1,975)	4,931	(14,850)	23,121
Net unrealized losses on cash flow hedges	—	(28)	(41)	(24)
Comprehensive income (loss)	$126	$8,378	$(13,042)	$34,331
____________________

* Tax effects were less than $0.2 million for the periods presented above.

See accompanying notes to condensed consolidated financial statements.

Electronics For Imaging, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
(in thousands)	2018	2017
Cash flows from operating activities:
Net income	$2,093	$11,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,094	48,029
Deferred taxes	(248)	(9,149)
Provisions for bad debt and sales-related allowances	2,424	10,868
Provision for inventory obsolescence	4,488	3,642
Stock-based compensation expense	30,478	22,541
Non-cash accretion of interest expense on convertible notes and imputed financing obligation	11,304	11,211
Change in fair value of contingent consideration, including accretion	(11,860)	2,187
Net change in derivative assets and liabilities	(2,431)	737
Other non-cash charges	88	330
Changes in operating assets and liabilities, net of effect of acquired businesses	(36,275)	(58,955)
Net cash provided by operating activities	50,155	42,441
Cash flows from investing activities:
Purchases of short-term investments	—	(87,623)
Proceeds from sales and maturities of short-term investments	35,129	164,979
Purchases of restricted investments*	—	(15,775)
Purchases, net of proceeds from sales, of property and equipment	(9,785)	(8,745)
Proceeds from sale of held-for-sale building and land	1,137	—
Businesses purchased, net of cash acquired	696	(16,739)
Net cash provided by investing activities*	27,177	36,097
Cash flows from financing activities:
Proceeds from issuance of common stock	10,165	11,730
Purchases of treasury stock and net share settlements	(52,500)	(56,937)
Repayment of acquisition-related debt	(11,956)	(10,786)
Contingent consideration payments related to businesses acquired	(3,116)	(9,512)
Net cash used for financing activities	(57,407)	(65,505)
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash equivalents	(2,050)	4,168
Increase in cash, cash equivalents, and restricted cash equivalents*	17,875	17,201
Cash, cash equivalents, and restricted cash equivalents at beginning of period*	202,876	165,455
Cash, cash equivalents, and restricted cash equivalents at end of period*	$220,751	$182,656
____________________

* Certain prior period amounts have been revised due to the implementation of ASU 2016-18. See Note 1 for details.
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
These condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information, rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements, and accounting policies consistent in all material respects with those applied in preparing our audited annual consolidated financial statements included in our Annual Report on Form 10-K, as amended by Amendment No. 1, for the year ended December 31, 2017 (the “2017 Form 10-K”). These condensed consolidated financial statements and accompanying notes should be read in conjunction with our annual consolidated financial statements and notes included in the 2017 Form 10-K. In the opinion of management, these condensed consolidated financial statements reflect all adjustments, including normal recurring adjustments, management considers necessary for the fair presentation of our financial position, operating results, comprehensive income, and cash flows for the interim periods presented. Our results for the interim periods are not necessarily indicative of results for the entire year.
Out-of-Period Adjustments
In the nine months ended September 30, 2017, we recorded out-of-period adjustments related to certain bill and hold transactions, which decreased revenue by $3.4 million, gross profit by $0.5 million, and net income by $0.3 million (or $0.01 per diluted share). We evaluated these adjustments considering both qualitative and quantitative factors and their impact in relation to each period, as well as the periods in which they originated. The impact of recognizing these adjustments in prior years was not significant to any individual period. Management believes the adjustments are immaterial to these condensed consolidated financial statements for the nine months ended September 30, 2017 and all previously issued financial statements.
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
Results for reporting periods beginning after January 1, 2018 are presented under ASC 606 and ASC 340-40, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC 605. Additional discussion of these recently adopted pronouncements and their impact on our Condensed Consolidated Financial Statements is included below under Significant Accounting Policies, in Note 4 – Revenue, and in Note 5 – Supplemental Financial Statement Information.
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

Restricted Cash. Accounting Standard Update (“ASU”) 2016-18, Statement of Cash Flows: Restricted Cash, became effective in the first quarter of 2018 and requires the statement of cash flows to explain the change in cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents are included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts in

Electronics For Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Continued)

the statement of cash flows. We previously included the changes in restricted cash equivalents in operating or investing activities in the Consolidated Statements of Cash Flows. Prior period amounts have been revised to conform to the current year presentation.
Reconciliation of cash, cash equivalents, and restricted cash equivalents

(in thousands)	September 30, 2018	December 31, 2017	September 30, 2017	December 31, 2016
Cash and cash equivalents	$180,942	$170,345	$175,830	$164,313
Restricted cash equivalents	39,809	32,531	6,826	1,142
Total cash, cash equivalents, and restricted cash equivalents shown in the statement of cash flows	$220,751	$202,876	$182,656	$165,455
Definition of a Business. In January 2017, the Financial Accounting Standard Board (“FASB’) issued ASU 2017-01, Business Combinations: Clarifying the Definition of a Business, which became effective in the first quarter of 2018 and significantly narrows how businesses are defined. Under ASU 2017-01, when substantially all of the fair value of the gross assets acquired is concentrated in a single asset or group of similar identifiable assets, then the assets acquired do not constitute a business. If substantially all of the fair value of the gross assets acquired is not concentrated in a single asset or group of similar assets, then the assets acquired may constitute a business if certain criteria are met. We must determine whether the acquired gross assets and activities include an input and a “substantive” process that together “significantly” contribute to the ability to create an output. A framework and specific criteria are provided to assist with the evaluation of whether a process is “substantive” and “significantly contributes” to the ability to create an output. “Output” is narrowly defined to be consistent with the description of a performance obligation in the new revenue guidance or this ASU. Missing inputs and processes may not be replaced by integration with our own inputs and processes under the new guidance. The adoption of ASU 2017-1 did not impact our condensed consolidated financial statements as of September 30, 2018 because we did not acquire a business during the nine months ended September 30, 2018.
Nonfinancial Asset Derecognition. In February 2017, the FASB issued ASU 2017-05, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets: Clarifying the Scope of Asset Derecognition and Accounting for Partial Sales of Nonfinancial Assets, which clarifies the scope of recent guidance as it relates to nonfinancial asset derecognition and the accounting for partial sales of nonfinancial assets. The ASU conforms the derecognition guidance as it relates to nonfinancial assets with the derecognition guidance in the new revenue standard (ASC 606) and is not expected to have a material impact on the accounting for real estate dispositions. ASU 2017-5 became effective in the first quarter of 2018. During the nine months ended September 30, 2018, we sold a non-financial asset, which is discussed further in Note 10 – Commitments and Contingencies. There was no material impact from the adoption of this ASU in our condensed consolidated financial statements during the three and nine months ended September 30, 2018.
Stock Compensation Modification. In May 2017, the FASB issued ASU 2017-09, Stock Compensation – Scope of Modification Accounting, which clarifies the scope of modification accounting for share-based payment arrangements, which became effective in the first quarter of 2018. Specifically, we do not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. We elected to adopt this guidance prospectively to awards modified on or after the adoption date. The adoption of ASU 2017-09 did not have a material impact on our condensed consolidated financial statements during the three and nine months ended September 30, 2018.
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

ASU 2016-15 became effective in the first quarter of 2018. Accordingly, $63.6 million of the debt discount attributable to the difference between the 0.75% coupon interest rate on our 0.75% Convertible Senior Notes due 2019 (“Notes”) and the 4.98% (5.46% inclusive of debt issuance costs) effective interest rate on the Notes will be classified as an operating cash outflow in the Condensed Consolidated Statement of Cash Flows upon any cash settlement of the Notes. The Notes were not settled as of September 30, 2018. We will apply ASU 2016-15 upon any cash settlement of the Notes.

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
The recognition, measurement, and presentation of expenses and cash flows by a lessee will not significantly change from previous guidance. There continues to be a differentiation between finance leases and operating leases. The criteria for determining whether a lease is a finance or operating lease are substantially the same as existing guidance except that the “bright line” percentages have been removed. Also, an additional criterion has been added in the new guidance to consider whether the underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. Additional judgment will be required in applying the new lease guidance.

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
We expect to apply the additional transition method provided in ASU 2018-11, which allows us to initially apply the new leases standard at our January 1, 2019 adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings. We expect to elect all of the available transition practical expedients which permit us not to reassess our prior conclusions about lease identification, lease classification, and initial direct costs. While we continue to assess the effects of the adoption, we have not yet quantified the impact but we believe there will be material increases in our non-current assets and liabilities, and in our current liabilities on our Consolidated Balance Sheets at the time of adoption. The adoption of this new standard to our lease transactions as lessee is not expected to have a material impact on our results of operations as reflected in our Consolidated Statements of Operations. We do not expect a material impact on our results of operations or financial position from adoption of this standard to our lease transactions as lessor.
Significant Accounting Policies
There have been no material changes in our significant accounting policies, as compared to the significant accounting policies described in our 2017 Form 10-K, with the exception of the following:
Revenue Recognition
On January 1, 2018, we adopted ASC 606 using the modified retrospective method applied to contracts that were not completed as of January 1, 2018. On January 1, 2018, we also adopted ASC 340-40 using the modified retrospective method applied to all contracts as of the date of initial application.
We apply judgment in determining the customer’s ability and intention to pay. Judgments are made after considering a variety of factors including the customer’s historical payment experience, current creditworthiness, current economic impacts on the customer, past due balances, and significant one-time events or, in the case of a new customer, published credit and financial information.
For customer arrangements that include multiple products or services, judgment is required to determine the standalone selling price (“SSP”) for each distinct performance obligation. Where an observable price is not available, we gather all reasonable available data points, consider adjustments based on market conditions, entity-specific factors, and the need to stratify selling prices into meaningful groups (e.g., geographic region) in determining SSP. We allocate the total contract consideration to each distinct performance obligation on a relative SSP basis. Revenue is then recognized in accordance with the timing of the transfer of control of each performance obligation to the customer.
Accounting for long-term contracts where we provide information technology system development and implementation services requires significant judgment to estimate total contract revenue and costs. For long-term contracts, we estimate the profit on a contract

Electronics For Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Continued)

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
Ink. We typically enter into contracts with our existing customer base of installed printers to purchase ink that is not bundled with other deliverables within the contract. The ink is accounted for as a single performance obligation and revenue is recognized at the point in time when control of the ink is transferred to the customer.
Licenses. Our software license arrangements provide the customer with the right to install and use functional intellectual property (as it exists at the point in time at which the license is granted) for the duration of the contract term. Revenue from distinct software licenses is recognized at the point in time when the software is made available to the customer for download.

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
Maintenance. Our software license arrangements typically include an initial (bundled) post contract customer support (maintenance or “PCS”) term. Our promise to those customers who elect to purchase PCS represents a distinct, stand-alone performance obligation. Contract consideration is allocated to the PCS based on its relative SSP and revenue is recognized over the PCS term.
Professional Services. We provide various professional services to customers, primarily project management, software implementation, non-recurring engineering design, and training. Revenues from arrangements to provide professional services are

Electronics For Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Continued)

generally distinct from the other promises in the contract(s). The majority of our professional services contracts are billed on a time and materials basis and revenue is recognized over time as the services are performed.
Software as a Service (“SaaS”). Our SaaS-based arrangements provide customers with continuous access to our software solutions in the form of a service hosted in the cloud. These arrangements may include initial implementation and setup and/or on-going support that represent a single promise (i.e. each individual promised component is not distinct) to provide continuous access to the software solution. Any setup fees associated with our SaaS arrangements are recognized ratably over the contract term plus expected renewal periods. As the customer simultaneously receives and consumes the benefits as access is provided, our performance obligation under our SaaS-based arrangements is comprised of a series of distinct components delivered over time. Our SaaS-based arrangements consideration is typically fixed.
Extended Service Plans (“ESP”). For our hardware arrangements, we enter into contracts with certain customers to provide services to maintain and repair the hardware for an extended period. ESPs are classified as service-type warranties under ASC 606 as they are sold separately and provide services which are incremental to the assurance that the product will perform to the agreed upon standards. The ESPs are accounted for as a separate performance obligation. Revenue from ESPs are recognized ratably over the contract period as the service is provided.

Note 2.     Earnings Per Share
Net income per basic common share is computed using the weighted average number of common shares outstanding during the period. Net income per diluted common share is computed using the weighted average number of common and dilutive potential common shares outstanding during the period. Potential common shares result from the assumed exercise of outstanding common stock options having a dilutive effect using the treasury stock method, non-vested shares of time-based restricted stock units ("RSUs") having a dilutive effect, non-vested performance-based restricted stock units ("PSUs") for which the performance criteria have been met, shares to be purchased under our Employee Stock Purchase Plan (“ESPP”) having a dilutive effect, the assumed release of shares for the expected satisfaction of contingent consideration based on achievement of specified performance criteria related to the acquisition of Corrugated Technologies, Inc. (“CTI”), the assumed conversion of our Notes having a dilutive effect using the treasury stock method when the stock price exceeds the conversion price of the Notes, as well as the dilutive effect of our warrants when the stock price exceeds the warrant strike price. Our stock price has not exceeded the conversion price of the Notes or the strike price of the warrants during any periods presented. Any potential shares that are anti-dilutive are excluded from the effect of dilutive securities.
PSUs and market-based restricted stock units that would be issuable if the end of the reporting period were the end of the vesting period, if the result would be dilutive, are assumed to be outstanding for purposes of determining net income per diluted common share as of the later of the beginning of the period or the grant date. Accordingly, PSUs, which vested on various dates during the three and nine months ended September 30, 2018 and 2017, based on achievement of specified performance criteria related to revenue, cash flows from operating activities, and non-GAAP operating income targets, are included in the determination of net income per diluted common share as of the beginning of each period.
Basic and diluted earnings per share are reconciled as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Basic net income per share:
Net income available to common shareholders	$1,920	$3,454	$2,093	$11,000
Weighted average common shares outstanding	44,428	46,348	44,714	46,442
Basic net income per share	$0.04	$0.07	$0.05	$0.24
Diluted net income per share:
Net income available to common shareholders	$1,920	$3,454	$2,093	$11,000
Weighted average common shares outstanding	44,428	46,348	44,714	46,442
Dilutive stock options and non-vested RSUs and PSUs	926	589	674	660
Weighted average common shares outstanding for purposes of computing diluted net income per share	45,354	46,937	45,388	47,102
Diluted net income per share	$0.04	$0.07	$0.05	$0.23

Electronics For Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Continued)

Potential shares of common stock that were not included in the determination of diluted net income per share because the impact of including them would have been anti-dilutive or performance conditions have not been met, consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
RSUs & PSUs	626	327	554	304
ESPP purchase rights	41	410	638	342
Total potential shares of common stock excluded from the computation of diluted earnings per share	667	737	1,192	646

The weighted-average number of common shares outstanding does not include the effect of the potential common shares from conversion of our Notes and exercise of our warrants because the effect would have been anti-dilutive since the conversion price of the Notes and the strike price of the warrants exceeded the average market price of our common stock. We have the option to pay cash, issue shares of common stock, or any combination thereof for the aggregate amount due upon conversion of the Notes. Our intent is to settle the principal amount of the Notes in cash upon conversion. As a result, only amounts payable in excess of the principal amount of the Notes are considered in diluted net income per share under the treasury stock method. The Note Hedges are not included in the calculation of diluted net income per share because the effect of any exercise of the Note Hedges would be anti-dilutive. Please refer to Note 9 – Convertible Senior Notes for additional information and definitions.

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

Electronics For Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Continued)

Our revenue and gross profit (i.e., gross profit excluding stock-based compensation expense) by operating segment are summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Industrial Inkjet
Revenue	$154,902	$142,930	$453,545	$407,886
Gross profit	53,661	53,392	158,351	154,972
Gross profit percentages	34.6%	37.4%	34.9%	38.0%
Productivity Software
Revenue	$40,452	$37,171	$125,839	$111,292
Gross profit	28,394	26,667	88,988	81,431
Gross profit percentages	70.2%	71.7%	70.7%	73.2%
Fiery
Revenue	$61,780	$68,258	$178,688	$204,919
Gross profit	44,368	47,884	128,590	143,821
Gross profit percentages	71.8%	70.2%	72.0%	70.2%
Operating segment profit is reconciled to our Condensed Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Segment gross profit	$126,423	$127,943	$375,929	$380,224
Stock-based compensation expense	(904)	(486)	(2,715)	(1,985)
Gross profit	$125,519	$127,457	$373,214	$378,239

Tangible and intangible assets, net of liabilities, are summarized by operating segment as follows (in thousands):

	Industrial Inkjet	Productivity Software	Fiery	Corporate and Unallocated Net Assets	Total
September 30, 2018
Goodwill	$150,197	$170,098	$74,077	$—	$394,372
Identified intangible assets, net	45,688	24,903	15,655	—	86,246
Tangible assets, net of liabilities	251,948	(26,192)	25,738	28,154	279,648
Net tangible and intangible assets	$447,833	$168,809	$115,470	$28,154	$760,266

December 31, 2017
Goodwill	$154,373	$174,644	$74,261	$—	$403,278
Identified intangible assets, net	66,547	36,379	20,082	—	123,008
Tangible assets, net of liabilities	221,933	(27,755)	11,286	49,561	255,025
Net tangible and intangible assets	$442,853	$183,268	$105,629	$49,561	$781,311

Corporate and unallocated net assets consist of cash and cash equivalents, short-term investments, restricted cash equivalents, corporate headquarters facility, convertible senior notes, imputed financing obligation related to build-to-suit lease, income taxes receivable, and income taxes payable.

Electronics For Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Continued)

Revenue by Geographic Region
We report revenue by geographic region based on ship-to destination which is summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Americas	$134,491	$129,488	$374,170	$353,397
Europe, Middle East, and Africa (“EMEA”)	88,879	85,089	271,064	274,635
Asia Pacific (“APAC”)	33,764	33,782	112,838	96,065
Total revenue	$257,134	$248,359	$758,072	$724,097

Note 4.     Revenue
We derive our revenue primarily from product revenue, which includes industrial digital inkjet printers, ink, and parts; print production software; and DFEs. We receive service revenue from printer maintenance agreements, customer support, training, software development, and consulting.
Upon the adoption of ASC 606 and ASC 340-40, we recorded a net increase to our opening balance of retained earnings of $4.7 million as of January 1, 2018, after considering the income tax impact, due to the cumulative effect of adoption. The adoption impact primarily related to capitalizing customer contract acquisition costs consisting of sales commissions, partially offset by an increase in deferred revenue to reflect the deferral of a significant financing component that will be recognized as interest income as payments are received over the contractual terms, and deferral of upfront setup fees that will be recognized ratably over the expected contractual terms.

The cumulative effect of applying ASC 606 and ASC 340-40 to active contracts as of the adoption date resulted in the following adjustments to the Condensed Consolidated Balance Sheet as of January 1, 2018 (in thousands):

	Reported as of December 31, 2017	ASC 606 Adjustments	As Adjusted January 1, 2018
Assets
Accounts receivable, net	$244,416	$102	$244,518
Other current assets	41,799	(1,628)	40,171
Deferred tax assets	45,083	(1,466)	43,617
Other assets	15,504	8,062	23,566
Liabilities
Deferred revenue	55,833	(95)	55,738
Noncurrent contingent and other liabilities	28,801	491	29,292
Stockholders’ equity:
Retained earnings	402,544	4,674	407,218

Electronics For Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Continued)

The impact of adopting ASC 606 and ASC 340-40 on our Condensed Consolidated Statement of Operations is summarized as follows (in thousands):

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	Amounts in Accordance with ASC 606	Amounts in Accordance with ASC 605	Effect of change higher (lower)	Amounts in Accordance with ASC 606	Amounts in Accordance with ASC 605	Effect of change higher (lower)
Revenue	$257,134	$255,746	$1,388	$758,072	$754,348	$3,724
Cost of revenue	131,615	131,067	548	384,858	384,509	349
Gross profit	125,519	124,679	840	373,214	369,839	3,375
Operating expenses	123,404	123,316	88	359,520	359,418	102
Income from operations	2,115	1,363	752	13,694	10,421	3,273
Interest income and other income, net	336	199	137	1,270	823	447
Income (loss) before income taxes	(2,345)	(3,234)	889	225	(3,495)	3,720
Benefits from income taxes	4,265	4,465	(200)	1,868	2,363	(495)
Net income (loss)	1,920	1,231	689	2,093	(1,132)	3,225
The impact of adopting ASC 606 and ASC 340-40 on our Condensed Consolidated Balance Sheet as of September 30, 2018 was as follows (in thousands):

	Amounts in Accordance with ASC 606	Amounts in Accordance with ASC 605	Effect of change higher (lower)
Assets
Accounts receivable, net	$240,150	$236,018	$4,132
Other current assets	47,814	49,790	(1,976)
Deferred tax assets	43,265	45,226	(1,961)
Other assets	34,369	26,409	7,960
Liabilities
Deferred revenue	65,181	65,239	(58)
Noncurrent contingent and other liabilities	17,307	16,993	314
Stockholders’ equity
Retained earnings	409,311	401,412	7,899

Electronics For Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Continued)

The following table presents our disaggregated revenue by source (in thousands). Sales and usage-based taxes are excluded from revenue:

	Three Months Ended September 30, 2018				Nine Months Ended September 30, 2018
	Industrial Inkjet	Productivity Software	Fiery	Total	Industrial Inkjet	Productivity Software	Fiery	Total
Major Products and Service Lines:
Industrial Inkjet
Printers and parts	$97,846	$—	$—	$97,846	$283,819	$—	$—	$283,819
Ink, supplies, and maintenance	57,056	—	—	57,056	169,726	—	—	169,726
Productivity Software
Licenses	—	10,774	—	10,774	—	34,086	—	34,086
Professional services	—	7,349	—	7,349	—	22,919	—	22,919
Maintenance and subscriptions	—	22,329	—	22,329	—	68,834	—	68,834
Fiery
Digital front ends and related products	—	—	58,257	58,257	—	—	167,713	167,713
Maintenance and subscriptions	—	—	3,523	3,523	—	—	10,975	10,975
Total	$154,902	$40,452	$61,780	$257,134	$453,545	$125,839	$178,688	$758,072
Timing of Revenue Recognition:
Transferred at a Point in Time	$149,521	$10,774	$58,257	$218,552	$437,780	$34,086	$167,713	$639,579
Transferred Over Time	5,381	29,678	3,523	38,582	15,765	91,753	10,975	118,493
Total	$154,902	$40,452	$61,780	$257,134	$453,545	$125,839	$178,688	$758,072
Recurring/Non-Recurring:
Non-Recurring	$97,846	$18,123	$58,257	$174,226	$283,819	$57,005	$167,713	$508,537
Recurring	57,056	22,329	3,523	82,908	169,726	68,834	10,975	249,535
Total	$154,902	$40,452	$61,780	$257,134	$453,545	$125,839	$178,688	$758,072
Remaining Performance Obligations
Revenue allocated to remaining performance obligations includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods (“backlog”). Remaining performance obligations were $105.4 million as of September 30, 2018, of which we expect to recognize substantially all of the revenue over the next 12 months.
Contract Balances
Timing of revenue recognition may differ from timing of invoicing to customers. Payment terms and conditions vary by contract. Deferred revenue (contract liability) represents amounts received in advance, or invoiced in advance, for product support contracts, software customer support contracts, consulting and integration projects, SaaS arrangements, or product sales. We defer these amounts when we collect or invoice the customer and then generally recognize revenue either ratably over the support contract term, upon performing the related services, under the cost-to-cost method, or in accordance with our revenue recognition policy. Revenue recognized during the three and nine months ended September 30, 2018, which was included in deferred revenue as of December 31, 2017, was $7.6 and $45.3 million, respectively.
Unbilled accounts receivable represents contract assets for revenue that have been recognized in advance of billing the customer, which is common for long-term contracts. Billing requirements vary by contract but are generally structured around the completion of certain development milestones. Unbilled accounts receivable as of December 31, 2017, that were transferred to accounts receivable during the three and nine months ended September 30, 2018, were $2.7 and $24.6 million, respectively.

Electronics For Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Continued)

The following table reflects the balances in unbilled accounts receivable and deferred revenue (in thousands):

	September 30, 2018	January 1, 2018
Unbilled accounts receivable – current	$34,830	$23,296
Unbilled accounts receivable – noncurrent	3,483	4,122
Deferred revenue – current	65,181	55,738
Deferred revenue – noncurrent	349	565

Note 5.     Supplemental Financial Statement Information
Supplemental Cash Flow Information

	Nine Months Ended September 30,
(in thousands)	2018	2017
Net cash paid for income taxes	$12,765	$15,724
Cash paid for interest expense	3,001	3,667
Property, equipment, and intellectual property received, but not paid	639	703
See also Note 10 – Commitments and Contingencies for information about the impact from the termination of our lease in Fremont, CA.
Inventories
Inventories are summarized as follows (in thousands):

	September 30, 2018	December 31, 2017
Raw materials	$52,085	$57,061
Work-in-process	13,584	9,792
Finished goods	55,621	58,960
Total	$121,290	$125,813
Deferred Contract Acquisition Costs
Certain of our sales incentive programs that meet the definition of an incremental cost of obtaining a customer contract are required to be capitalized under ASC 340-40. We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year.
Sales commissions for renewal of a contract may not be commensurate with the commissions paid for the acquisition of the initial contract because commissions are generally not paid on the renewal of a specifically anticipated contract. Sales commissions for initial contracts are deferred and then amortized generally on a straight-line basis over a period of benefit that we have determined to be three to four years. We determined the period of benefit by taking into consideration our customer contracts, our technology, and other factors.
Upon adoption of ASC 340-40 on January 1, 2018, we capitalized $8.1 million in contract acquisition costs related to contracts that were not completed. For contracts that have durations of less than one year, we follow the practical expedient and expense these costs when incurred.
During the three and nine months ended September 30, 2018, we amortized $1.1 and $3.3 million of deferred contract acquisition costs, respectively, and we recognized no impairment losses in relation to costs capitalized. During the three and nine months ended September 30, 2018, an additional $1.1 and $3.2 million of contract acquisition costs were capitalized, respectively. Deferred contract acquisition costs are included within other noncurrent assets in our Condensed Consolidated Balance Sheets.
Deferred Cost of Revenue
Deferred cost of revenue related to unrecognized revenue on shipments to customers was $1.3 and $3.5 million as of September 30, 2018 and December 31, 2017, respectively, and is included in other current assets in our Condensed Consolidated Balance Sheets.

Electronics For Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Continued)

Product Warranty Reserves
Product warranty reserves are included in accrued and other liabilities on our Condensed Consolidated Balance Sheets. The changes in product warranty reserves are as follows (in thousands):

	Nine Months Ended September 30,
	2018	2017
Beginning balance	$16,335	$10,319
Liability assumed upon acquiring FFPS	—	9,368
Provisions, net of releases	8,154	9,284
Settlements	(11,245)	(12,588)
Ending balance	$13,244	$16,383
Equipment Leased to Customers Under Operating Leases, Net
Equipment leased to customers under operating leases was as follows (in thousands):

	September 30, 2018	December 31, 2017
Equipment leased to customers under operating leases	$7,755	$5,432
Accumulated depreciation	(3,297)	(1,927)
Equipment leased to customers under operating leases, net	$4,458	$3,505
Scheduled minimum future rental revenue on operating leases as of September 30, 2018 was as follows (in thousands):

Remainder of 2018	$729
2019	2,134
2020	2,590
2021	384
2022	432
Total	$6,269
Accumulated Other Comprehensive Income (Loss) (“AOCI”)
AOCI classified within stockholders’ equity on our Condensed Consolidated Balance Sheets was as follows (in thousands):

	September 30, 2018	December 31, 2017
Net unrealized investment losses	$(941)	$(697)
Currency translation gains (losses)	(6,055)	8,794
Net unrealized gain on cash flow hedges	—	41
Total	$(6,996)	$8,138
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
(Continued)

Note 6.     Accounts Receivable
Financing Receivables
Our financing receivables consist of sales-type lease and trade receivables that have an original contractual maturity in excess of one year. Sales-type lease receivables are included within other current assets and other assets, while trade receivables are included in accounts receivable (net of allowances) and other assets. Our financing receivables are summarized as follows (in thousands):

	September 30, 2018	December 31, 2017
Sales-type lease receivables	$30,196	$16,558
Trade receivables	11,814	12,125
Total financing receivables	$42,010	$28,683

Scheduled to be received in excess of one year	$23,727	$15,191
The credit quality of financing receivables is evaluated on the same basis as trade receivables. An allowance for estimated uncollectible amounts is provided as needed.
Accounts Receivable Sales Arrangements
Trade receivables are derecognized from our Condensed Consolidated Balance Sheets when sold to third parties upon determining that such receivables are presumptively beyond the reach of creditors in a bankruptcy proceeding. Any recourse obligation is measured using market data from similar transactions and the servicing liability is determined based on the fair value that a third party would charge to service these receivables. These liabilities were determined to not be material as of September 30, 2018 and December 31, 2017.

We have facilities in the U.S. that enable us to sell to third parties, on an ongoing basis, certain trade receivables with recourse. Trade receivables sold with recourse are generally short-term receivables with payment due dates of less than 10 days from the date of sale. Trade receivables sold under these facilities were $3.1 and $13.1 million during the three and nine months ended September 30, 2018 respectively, and $21.4 million during the year ended December 31, 2017, which approximates the cash received.

We have facilities in Europe that enable us to sell to third parties, on an ongoing basis, certain trade receivables without recourse. Trade receivables sold without recourse are generally short-term receivables secured by letters of credit with payment due dates of less than one year. Trade receivables sold under these facilities were $1.1 and $6.8 million during the three and nine months ended September 30, 2018, respectively, and $5.9 million during the year ended December 31, 2017, which approximates the cash received.

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
We consider all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. Typically, the cost of these investments approximates fair value. Marketable investments with a maturity greater than three months are classified as available-for-sale short-term investments. Available-for-sale securities are stated at fair value with unrealized gains and losses reported as a separate component of AOCI, net of tax. The credit portion of any other-than-temporary impairment is included in net income. Realized gains and losses on sales or maturities of financial instruments are recognized upon sale of the investments using the specific identification method.

Electronics For Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Continued)

Our available-for-sale short-term investments are summarized as follows (in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
September 30, 2018
U.S. Government and sponsored entities	$55,322	$—	$(714)	$54,608
Corporate debt securities	51,345	—	(495)	50,850
Municipal securities	383	—	(4)	379
Asset-backed securities	7,020	33	(61)	6,992
Mortgage-backed securities – residential	158	—	(1)	157
Total short-term investments	$114,228	$33	$(1,275)	$112,986
December 31, 2017
U.S. Government and sponsored entities	$59,824	$—	$(660)	$59,164
Corporate debt securities	79,356	—	(450)	78,906
Municipal securities	382	—	(2)	380
Asset-backed securities	9,808	44	(47)	9,805
Mortgage-backed securities – residential	445	—	(3)	442
Total short-term investments	$149,815	$44	$(1,162)	$148,697
The fair value and duration that investments, including cash equivalents, have been in a gross unrealized loss position below are as follows (in thousands):

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2018
U.S. Government and sponsored entities	$—	$—	$54,608	$(714)	$54,608	$(714)
Corporate debt securities	10,159	(90)	40,691	(405)	50,850	(495)
Municipal securities	379	(4)	—	—	379	(4)
Asset-backed securities	—	—	6,934	(61)	6,934	(61)
Mortgage-backed securities – residential	18	—	86	(1)	104	(1)
Total	$10,556	$(94)	$102,319	$(1,181)	$112,875	$(1,275)
December 31, 2017
U.S. Government and sponsored entities	$23,023	$(206)	$35,989	$(454)	$59,012	$(660)
Corporate debt securities	45,857	(207)	32,634	(243)	78,491	(450)
Municipal securities	378	(2)	—	—	378	(2)
Asset-backed securities	6,779	(31)	2,947	(16)	9,726	(47)
Mortgage-backed securities – residential	162	(2)	142	(1)	304	(3)
Total	$76,199	$(448)	$71,712	$(714)	$147,911	$(1,162)
For fixed income securities that have unrealized losses as of September 30, 2018, we do not have the intent to sell any of these investments and it is not more likely than not that we will be required to sell any of these investments before recovery of the entire amortized cost basis. We have evaluated these fixed income securities and determined that no credit losses exist. Accordingly, management has determined that the unrealized losses on our fixed income securities as of September 30, 2018 were temporary in nature.

Electronics For Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Continued)

Amortized cost and estimated fair value of investments as of September 30, 2018, are summarized as follows (in thousands):

	Amortized cost	Fair value
Mature in less than one year	$75,459	$74,864
Mature in one to three years	38,769	38,122
Total short-term investments	$114,228	$112,986
Net realized gains from sales of investments are recognized in interest income and other income, net, and were immaterial during the three and nine months ended September 30, 2018, and September 30, 2017, respectively. Net unrealized losses of $1.2 and $1.1 million were included in AOCI, net of tax effect, on the Condensed Consolidated Balance Sheets as of September 30, 2018, and December 31, 2017, respectively.
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
We utilize the market approach to measure the fair value of our fixed income securities. The market approach is a valuation technique that uses the prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The fair value of our fixed income securities is obtained using readily-available market prices from a variety of industry standard data providers, large financial institutions, and other third-party sources for the identical underlying securities. The fair value of our investments in certain money market funds is expected to maintain a net asset value of $1.00 per share and, as such, is priced at the expected market price.
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

Electronics For Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Continued)

Our assets and liabilities measured at fair value by levels within the fair value hierarchy are summarized as follows (in thousands):

	September 30, 2018				December 31, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$18,524	$—	$—	$18,524	$9,897	$—	$—	$9,897
U.S. Government and sponsored entities	33,279	21,328	—	54,607	33,261	25,903	—	59,164
Corporate debt securities	—	50,850	—	50,850	—	78,906	—	78,906
Municipal securities	—	379	—	379	—	380	—	380
Asset-backed securities	—	6,934	59	6,993	—	9,754	51	9,805
Mortgage-backed securities – residential	—	157	—	157	—	442	—	442
Total	$51,803	$79,648	$59	$131,510	$43,158	$115,385	$51	$158,594
Liabilities:
Contingent consideration, current and noncurrent	$—	$—	$20,323	$20,323	$—	$—	$35,702	$35,702
Self-insurance	—	—	982	982	—	—	902	902
Total	$—	$—	$21,305	$21,305	$—	$—	$36,604	$36,604
Money market funds have been classified as cash equivalents as of September 30, 2018, and December 31, 2017, respectively.
Investments are generally classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices or alternative pricing sources with reasonable levels of price transparency. Investments in U.S. Treasury obligations and overnight money market mutual funds have been classified as Level 1 because these securities are valued based on quoted prices in active markets or are actively traded at $1.00 net asset value. There have been no transfers between Level 1 and 2 during the nine months ended September 30, 2018 and 2017.
Government agency investments and corporate debt instruments, including investments in asset-backed and mortgage-backed securities, have generally been classified as Level 2 because markets for these securities are less active or valuations for such securities utilize significant inputs, which are directly or indirectly observable. We hold asset-backed securities with income payments derived from and collateralized by a specified pool of underlying assets. Asset-backed securities in the portfolio are predominantly collateralized by credit cards and auto loans. We also hold mortgage-backed securities which have been fully reserved.
Liabilities for Contingent Consideration
Acquisition-related liabilities for contingent consideration (i.e., earnouts) as of September 30, 2018 are related to the 2017 acquisitions of Escada Innovations Limited and Escada Systems, Inc. (collectively, “Escada”) and Generation Digital Solutions, Inc. (“Generation Digital”); the 2016 acquisitions of Optitex Ltd. (“Optitex”) and Rialco Limited (“Rialco”); the 2015 acquisitions of Shuttleworth Business Systems Limited and CDM Solutions Limited (collectively, “Shuttleworth”), and CTI; and the 2013 acquisition of PrintLeader Software (“PrintLeader”).

The fair value of these earnouts is estimated to be $20.3 and $35.7 million as of September 30, 2018, and December 31, 2017, respectively, by applying the income approach in accordance with ASC 805-30-25-5. Key assumptions include risk-free discount rates between 0.6% and 5.0%, as well as probability-adjusted revenue, gross profit, and direct operating income using the Monte Carlo valuation method. Probability-adjusted revenue, gross profit, and direct operating income are significant inputs that are not observable in the market, and are therefore classified as Level 3 inputs. These contingent liabilities have been reflected in the Condensed Consolidated Balance Sheet as of September 30, 2018, as current and noncurrent liabilities of $8.5 and $11.8 million, respectively.

Electronics For Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Continued)

Changes in the fair value of contingent consideration are summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Liability for Contingent Consideration
Beginning balance	$22,129	$61,414	$35,702	$56,463
Fair value of Generation Digital contingent consideration at August 14, 2017	—	3,600	—	3,600
Changes in valuation	721	75	(12,054)	974
Earnout accretion	91	336	194	1,213
Payments and settlements	(2,611)	(10,265)	(3,361)	(11,559)
Foreign currency adjustment	(7)	(1,640)	(158)	2,829
Ending balance	$20,323	$53,520	$20,323	53,520
The Optitex, Generation Digital, and Shuttleworth earnout liability valuations decreased, on a combined basis, during the three and nine months ended September 30, 2018 by $1.5 and $14.3 million, respectively, based on recent actual and updated forecasted financial performance data. The Escada earnout liability valuation increased $2.2 million during the three and nine months ended September 30, 2018. The Optitex, CTI, and Rialco earnout probabilities increased, while the Shuttleworth earnout performance probability decreased, during 2017. The earnout liability valuations increased during the three and nine months ended September 30, 2017 by $0.1 and $1.0 million, respectively. Changes in the fair value of contingent consideration subsequent to the acquisition date are reported in general and administrative expenses.
Earnout payments and settlements during the three and nine months ended September 30, 2018 of $2.6 and $3.4 million were primarily related to the Rialco, Generation Digital, and Shuttleworth contingent consideration liabilities. Earnout payments and settlements during the three and nine months ended September 30, 2017 of $10.3 and $11.6 million, respectively, were related to the Reggiani, Optitex, Rialco, and Shuttleworth contingent consideration liabilities.
The primary inputs to the fair value measurement of contingent consideration liability are the discount rate and probability-adjusted revenue or earnings targets specified in the acquisition agreements. Accordingly, we reviewed the sensitivity of the fair value measurement to changes in these inputs. We assessed the probability of achieving the revenue and profitability performance targets for contingent consideration associated with each acquisition at percentage levels between 50% and 100% as of each respective acquisition date based on an assessment of the historical performance of each acquired entity, our current expectations of future performance, and other relevant factors. A change in probability-adjusted revenue of five percentage points from the level assumed in the current valuations would result in an increase in the fair value of contingent consideration of $1.8 million or a decrease of $1.2 million. A change in the discount rate of one percentage point would result in an increase in the fair value of contingent consideration of $0.2 million or a decrease of $0.2 million. The potential undiscounted amount of contingent consideration that we could be required to pay related to our business acquisitions, assuming all remaining earnout payments were maximized, would be $11.4 million above amounts currently accrued as of September 30, 2018.
Fair Value of Derivative Instruments
We utilize the income approach to measure the fair value of our derivative assets and liabilities. The income approach uses pricing models that rely on market observable inputs such as yield curves, currency exchange rates, and forward prices, and are therefore classified as Level 2 measurements. The notional amount of our derivative assets and liabilities was $209.9 and $239.4 million as of September 30, 2018 and December 31, 2017, respectively.

Fair Value of Convertible Senior Notes
In September 2014, we issued $345 million aggregate principal amount of our Notes. The Notes are carried at their original issuance value, net of unamortized debt discount, and are not marked to market each period. The fair value of the Notes as of September 30, 2018 was approximately $340.7 million and was classified as a Level 2 fair value measurement. Fair value was estimated based upon actual quotations obtained at the end of the reporting period or the most recent date available. The market value of our Notes can be in excess of the outstanding principal amount due to the conversion premium.

Electronics For Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Continued)

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
Our exposures are primarily related to non-U.S. dollar-denominated revenue in Europe, the U.K., Latin America, China, Israel, and Australia, and to non-U.S. dollar-denominated operating expenses in Europe, India, the U.K., China, Israel, Brazil, and Australia. From time to time we have hedged our operating expense cash flow exposure in Indian rupees. We hedge balance sheet remeasurement exposure associated with British pound sterling, Canadian dollar, Chinese renminbi, Brazilian real, Israeli shekel, Japanese yen, and Euro-denominated intercompany balances; Brazilian real, British pound sterling, Australian dollar, Chinese renminbi, Israeli shekel, and Euro-denominated trade receivables; and British pound sterling, Israeli shekel, Canadian dollar, and Euro-denominated net monetary assets.

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
Cash Flow Hedges
We did not have any foreign currency derivative contracts designated as cash flow hedges as of September 30, 2018 nor during the nine months ended September 30, 2018. Our foreign currency derivative contracts designated as cash flow hedges for our Indian rupee operating expenses were in the notional amount of $3.9 million as of December 31, 2017. The fair value of the net assets (liabilities) related to these cash flow hedges were not material. The changes in fair value of these contracts are reported as a component of AOCI and reclassified to operating expense in the periods of payment of the hedged operating expenses. The amount of ineffectiveness that was recorded in the Condensed Consolidated Statements of Operations for these designated cash flow hedges was immaterial. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
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
These balance sheet hedges cover currency exposures in the following line items in the notional amounts indicated (in thousands):

Balance sheet categories	September 30, 2018	December 31, 2017
Accounts Receivable	$46,574	$44,427
Other assets and liabilities, net	38,185	46,550
Intercompany balances	125,189	144,477
Total	$209,948	$235,454

Electronics For Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Continued)

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
The initial conversion rate is 18.9667 shares of common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $52.72 per share of common stock. Upon conversion of the Notes, holders will receive cash, shares of common stock or a combination thereof, at our election. Our intent is to settle the principal amount of the Notes in cash upon conversion. If the conversion value exceeds the principal amount, we would deliver shares of our common stock for our conversion obligation in excess of the aggregate principal amount. As of September 30, 2018, none of the conditions allowing holders of the Notes to convert had been met.
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
We allocated the total transaction costs incurred by the issuance of the Notes to the liability and equity components based on their relative values. Issuance costs of $7.0 million attributable to the $281.4 million liability component are being amortized to expense over the term of the Notes, and issuance costs of $1.6 million attributable to the $63.6 million equity component were offset against the equity component in stockholders’ equity. Additionally, we recorded a deferred tax liability of $23.7 million on the debt discount, which is not deductible for tax purposes.

The Notes consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Liability component	$345,000	$345,000
Debt discount, net of amortization	(12,975)	(23,178)
Debt issuance costs, net of amortization	(1,658)	(2,865)
Net carrying amount	$330,367	$318,957
Equity component	$63,643	$63,643
Less: debt issuance costs allocated to equity	(1,582)	(1,582)
Net carrying amount	$62,061	$62,061
Interest expense recognized on the Notes was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
0.75% coupon	$647	$647	$1,948	$1,933
Amortization of debt discount	3,448	3,265	10,203	9,627
Amortization of debt issuance costs	407	388	1,207	1,144
Total	$4,502	$4,300	$13,358	$12,704

Electronics For Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Continued)

Note Hedges
We paid an aggregate of $63.9 million in convertible note hedge transactions with respect to our common stock (“Note Hedges”) in September 2014. The Note Hedges will expire upon maturity of the Notes. The Note Hedges are intended to offset the potential dilution upon conversion and/or offset any cash payments we are required to make in excess of the principal amount upon conversion of the Notes in the event that the market value per share of our common stock, as measured under the terms of the Note Hedges, is greater than the strike price of the Note Hedges. The strike price of the Note Hedges initially corresponded to the conversion price of the Notes and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion price of the Notes. The Note Hedges are separate transactions and are not part of the Notes. Holders of the Notes will not have any rights with respect to the Note Hedges.
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
Lease Commitments and Contractual Obligations
As of September 30, 2018, we have leased certain of our current facilities and vehicles under noncancelable operating lease agreements. We are required to pay property taxes, insurance, and nominal maintenance costs for certain of these facilities and vehicles, and any increases over the base year of these expenses on the remainder of these leases.
Lease Termination
On July 27, 2018, we executed an agreement (the “Termination Agreement”) to terminate the lease agreement dated April 19, 2013 between John Arrillaga Survivor’s Trust, represented by John Arrillaga, Trustee, and Richard T. Peery Separate Property Trust, represented by Richard T. Peery, Trustee and the Company, pursuant to which the Company had leased a portion of an approximately 108,000 square foot, two-story building located at 6700 Dumbarton Circle, Fremont, CA, adjacent to the Company’s headquarters. The Termination Agreement was effective July 31, 2018. The Company moved its operations and personnel from the formerly leased facility into our headquarters building in July 2018. Prior to executing the Termination Agreement, the underlying lease had a remaining term of ten years and minimum noncancelable lease payments of $16.0 million. For accounting purposes, we were considered the owner of the building and had recorded the asset at a net book value of $13.7 million in property and equipment, net, on our Condensed Consolidated Balance Sheet prior to the termination. As of July 31, 2018, we derecognized the lease asset and removed the corresponding liability of $14.5 million, which represented the present value of the lease obligation, from our Condensed Consolidated Balance Sheet. The Termination Agreement required us to pay total penalties of $0.8 million. The net loss from this lease termination of $0.1 million was charged to restructuring expense during the three months ended September 30, 2018.
Assets Held for Sale
During the fourth quarter of 2017, our management approved a plan to sell approximately 31.5 acres of land and two manufacturing buildings located at One Vutek Place and 189 Waukewan Street, Meredith, New Hampshire, consisting of 163,000 total square feet. These assets, which were previously recorded within property and equipment, net at a net book value of $5.1 million, were reclassified as assets held for sale upon the approval of the plan. We recognized an impairment charge of $0.9 million in the fourth quarter of 2017, and reported the assets at $4.2 million on our Condensed Consolidated Balance Sheet as of December 31, 2017. During the three months ended September 30, 2018, we sold the 189 Waukewan Street land and building for net proceeds of $1.1 million and recognized a gain of $0.1 million. The One Vutek Place land and building remained in assets held for sale at a total value of $3.1 million as of September 30, 2018 on the Condensed Consolidated Balance Sheet and are actively being marketed.

Electronics For Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Continued)

Off-Balance Sheet Financing – Lease Arrangements
On August 26, 2016, we entered into a lease agreement with a lease term of 48.5 years, inclusive of two renewal options of 5.0 and 3.5 years, with the City of Manchester, NH to lease 16.9 acres adjacent to the Manchester Regional Airport. The land is subleased to MUFG Americas Capital Leasing & Finance, LLC (“MUFG”), formerly Bank of Tokyo – Mitsubishi UFJ Leasing & Finance LLC, during the term of the lease related to the manufacturing facility that was constructed on the site, which is described below. Minimum lease payments are $13.3 million during the entire 48.5-year term of the land lease, excluding six months of the land lease that were financed into the manufacturing facility lease.
On August 26, 2016, we entered into a six-year lease with MUFG whereby a 225,000-square foot manufacturing and warehouse facility was constructed for our Industrial Inkjet operating segment at a cost of $39.8 million. Construction was completed in April 2018. Minimum lease payments during the initial six-year term are $1.8 million. Upon completion of the initial six-year term, we have the option to renew the lease, purchase the facility, or return the facility to MUFG subject to an 89% residual value guarantee under which we would recognize additional rent expense in the form of a variable rent payment. We have assessed our exposure in relation to the residual value guarantee and believe that there is no deficiency to the guaranteed value as of September 30, 2018.
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
Legal Proceedings
From time to time, we are involved in a variety of claims, lawsuits, investigations, or proceedings relating to contractual disputes, securities laws, intellectual property rights, employment, or other matters that may arise in the normal course of business. We assess our potential liability in each of these matters by using the information available to us. We develop our views on estimated losses in consultation with inside and outside counsel, which involves a subjective analysis of potential results and various combinations of appropriate litigation and settlement strategies. We accrue estimated losses from contingencies if a loss is deemed probable and can be reasonably estimated.

As of September 30, 2018, we are subject to the matters described below:
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
We do not believe that it is probable that we will incur a loss in the resolution of this matter. It is reasonably possible, however, that our financial statements could be materially affected by an unfavorable resolution and we could incur a material loss in this matter. We estimate the range of loss to be between one dollar and $10.1 million. If we incur a loss in this matter, it will be offset by a receivable of an equal amount representing a claim for indemnification against the escrow account established in connection with the Matan acquisition.
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
Other Matters. As of September 30, 2018, we were subject to various other claims, lawsuits, investigations, and proceedings in addition to the matters discussed above. There is at least a reasonable possibility that additional losses may be incurred in excess of the amounts that we have accrued. However, we believe that these claims are not material to our financial statements or the range of reasonably possible losses is not reasonably estimable. Litigation is inherently unpredictable, and while we believe that we have valid defenses with respect to legal matters pending against us, our financial statements could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies or because of the diversion of management’s attention and the incurrence of significant expenses.

Note 11.     Stock Repurchase Program
On September 11, 2017, the board of directors approved the repurchase of an additional $125 million for our share repurchase program commencing September 11, 2017 and expiring on December 31, 2018. The board of directors had previously authorized $150 million under the program in November 2015. Under this publicly announced program, we repurchased 1,614,166 and 1,019,544 shares for an aggregate purchase price of $50.5 and $47.0 million during the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, $58.9 million remained authorized for repurchases under this program.
Our employees have the option to surrender shares of common stock to satisfy their tax withholding obligations that arise on the vesting of RSUs, the exercise price of certain stock options, and any tax withholding obligations incurred from exercise of stock options. Employees surrendered 63,107 and 233,159 shares at an aggregate value of $2.0 and $10.0 million during the nine months ended September 30, 2018 and 2017, respectively.

Note 12.     Stock-based Compensation
Stock-based compensation expense related to ESPP purchase rights and RSUs is summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Stock-based compensation expense by type of awards
RSUs	$10,587	$3,545	$25,793	$18,875
ESPP purchase rights	1,336	1,103	4,685	3,666
Total stock-based compensation expense	11,923	4,648	30,478	22,541
Income tax benefit	(1,747)	(1,525)	(4,437)	(6,929)
Stock-based compensation expense, net of tax	$10,176	$3,123	$26,041	$15,612

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

Electronics For Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Continued)

The estimated weighted average fair value per share and underlying assumptions of ESPP purchase rights issued were as follows:

	Nine Months Ended September 30,
	2018			2017
Weighted average fair value per share	$13.91			$12.09
Expected volatility	37%	—	80%	24%	—	28%
Risk-free interest rate	2.2%	—	2.7%	0.7%	—	1.3%
Expected term (in years)	0.5	—	2.0	0.5	—	2.0
No stock options were granted during the nine months ended September 30, 2018 and 2017. As of September 30, 2018, 100,000 shares underlying stock options are outstanding and exercisable. They are time-based options with an aggregate intrinsic value of $1.8 million, a weighted average exercise price of $16.00 per share, and remaining contractual term of 0.7 years. Aggregate intrinsic value for stock options represents the difference between the closing price per share of our common stock on the last trading day of the period and the option exercise price, multiplied by the number of in-the-money stock options outstanding, vested and expected to vest, and exercisable as of September 30, 2018.

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
Non-vested RSU activity during the nine months ended September 30, 2018 is summarized below (shares in thousands):

	Time-based		Performance-based		Market-based		Total
	Shares	Weighted average grant date fair value	Shares	Weighted average grant date fair value	Shares	Weighted average grant date fair value	Shares	Weighted average grant date fair value
Non-vested at January 1, 2018	1,048	$35.76	1,209	$42.18	23	$35.15	2,280	$39.16
Granted	985	31.31	829	30.92	—	—	1,814	31.13
Vested	(287)	40.04	(20)	44.84	—	—	(307)	40.36
Forfeited	(96)	34.90	(614)	44.65	—	—	(710)	43.33
Non-vested at September 30, 2018	1,650	32.41	1,404	34.42	23	35.15	3,077	33.35
Vested RSUs
The grant date fair value of RSUs vested during the nine months ended September 30, 2018 was $12.4 million. The aggregate intrinsic value of RSUs vested and expected to vest as of September 30, 2018 was $57.7 million and the remaining weighted average vesting period was 1.08 years. Aggregate intrinsic value for RSUs vested and expected to vest represents the closing market price per share of our common stock on the last trading day of the period, multiplied by the number of RSUs vested and expected to vest as of September 30, 2018. RSUs expected to vest represent time-based RSUs unvested and outstanding as of September 30, 2018, and performance-based RSUs for which the requisite service period has not been rendered, but are expected to vest based on the achievement of performance conditions. Performance-based RSUs that vested based on certain financial results achieved are expensed in the period that the performance and related service criteria were met.

Electronics For Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Continued)

Valuation Assumptions for Performance-based and Market-based RSUs
Performance-based stock options, market-based RSUs, and market-based stock options were not granted during the nine months ended September 30, 2018. We use the BSM option pricing model to value performance-based RSUs. The weighted average grant date fair value per share of performance-based RSUs granted and the assumptions used to estimate grant date fair value are as follows:

	Short-term	Long-term
Nine Months Ended September 30, 2018
Grant date fair value per share	$28.26	$34.56
Service period (years)	1.0	3.0
Nine Months Ended September 30, 2017
Grant date fair value per share	$47.23	$45.96
Service period (years)	1.0	2.0	–	3.0
Our performance-based RSUs generally vest when specified performance criteria are met based on bookings, revenue, cash provided by operating activities, non-GAAP operating income, non-GAAP earnings per share, revenue growth compared to market comparables, non-GAAP earnings per share growth compared to cash flow from operating activities growth, or other targets during the service period; otherwise, they are forfeited. Non-GAAP operating income is operating income determined in accordance with GAAP, adjusted to remove the impact of certain items and the related tax effects. Non-GAAP earnings per share is net income determined in accordance with GAAP, adjusted to remove the impact of certain items, and the related tax effects, divided by the weighted average number of common shares and dilutive potential common shares outstanding during the period.
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

Market-based awards that were granted in prior periods vest when our average closing stock price exceeds defined multiples of the closing stock price for 90 consecutive trading days. If these multiples are not achieved by the expiration date, the awards are forfeited. The grant date fair value is amortized over the average derived service period of the awards. The average derived service period and total fair value were determined using a Monte Carlo valuation model based on our assumptions, which include a risk-free interest rate and implied volatility.

Note 13.     Restructuring and Other
During the nine months ended September 30, 2018 and 2017, we continued to analyze and re-align our cost structure following our business acquisitions. These charges primarily relate to integrating recently acquired businesses, consolidating facilities, eliminating redundancies, and lowering our operating expense run rate. Restructuring and other consists primarily of restructuring, severance, short-term retention costs, facility downsizing and relocation, and acquisition integration expenses.
Restructuring and other costs were $2.8 and $10.5 million during the three and nine months ended September 30, 2018, respectively, and were $0.8 and $5.4 million during the three and nine months ended September 30, 2017, respectively. Restructuring and other costs include severance charges of $1.6 and $5.9 million related to reductions in head count of 30 and 113 during the three and nine months ended September 30, 2018, respectively; and $0.3 and $3.8 million related to reductions in head count of 15 and 128 during the three and nine months ended September 30, 2017, respectively. Severance costs include severance payments, retention payments, related employee benefits, outplacement fees, recruiting, and employee relocation costs.
Facilities relocation and downsizing expenses were $0.4 and $1.4 million during the three and nine months ended September 30, 2018, respectively; and were $0.4 and $0.6 million during the three and nine months ended September 30, 2017, respectively. These expenses were primarily related to the relocation of certain manufacturing and administrative locations due to reduced space requirements. Integration expenses of $0.9 and $3.2 million during the three and nine months ended September 30, 2018, respectively, and $0.2 and $1.0 million during the three and nine months ended September 30, 2017, respectively, were incurred for the integration of our business acquisitions.

Electronics For Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Continued)

Restructuring and other reserve activities are summarized as follows (in thousands):

	Nine Months Ended September 30,
	2018	2017
Beginning reserve balance	$2,452	$1,824
Restructuring charges	6,289	4,101
Other charges	4,188	1,321
Non-cash restructuring and other	(686)	(182)
Payments	(9,751)	(4,720)
Ending reserve balance	$2,492	$2,344

Note 14.     Income Taxes
We recognized tax benefits of $4.3 and $1.9 million on pretax loss of $2.3 and pretax income of $0.2 million during the three and nine months ended September 30, 2018, respectively; and tax provisions of $0.8 and $0.8 million on pretax net income of $4.2 and $11.8 million during the three and nine months ended September 30, 2017, respectively. The benefit from (provision for) income taxes before discrete items reflected in the table below was a benefit of $0.9 and a provision of $0.1 million during the three and nine months ended September 30, 2018, respectively, and provisions of $2.0 and $4.5 million during the three and nine months ended September 30, 2017, respectively. The decrease in the provision for income taxes before discrete items for the three and nine months ended September 30, 2018, compared with the same periods in the prior year, was primarily due to decreased profitability before income taxes.
Primary differences between our provision for income taxes before discrete items and the income tax provision at the U.S. statutory rate include taxes on permanently reinvested foreign earnings, the tax effects of stock-based compensation expense which are non-deductible for tax purposes, and the U.S. Research and Development Credit.

Our tax benefit from (provision for) income taxes before discrete items is reconciled to our recorded benefit from (provision for) income taxes, as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Benefit from (provision for) income taxes before discrete items	$932	$(1,973)	$(105)	$(4,517)
Interest related to unrecognized tax benefits	71	—	(154)	(121)
Benefit from (provision for) stock-based compensation, including ESPP dispositions	112	(363)	86	1,934
Benefit from reversals of uncertain tax positions	2,333	1,845	2,528	1,825
Benefit from (provision for) reassessment of taxes upon filing tax returns	135	(300)	213	(396)
Benefit from (provision for) reassessment of taxes upon tax law change	—	—	(160)	480
Benefit from (provision for) deemed repatriation transition tax	682	—	(540)	—
Benefit from (provision for) income taxes	$4,265	$(791)	$1,868	$(795)
On December 22, 2017, the 2017 Tax Act was enacted by the U.S. government. The 2017 Tax Act made broad and complex changes to the U.S. tax code that impact the nine months ended September 30, 2018 and year ended December 31, 2017, including, but not limited to, lowering the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018, imposing a one-time deemed repatriation transition tax, and the remeasurement of U.S. deferred tax assets and liabilities.
The SEC issued SAB 118, which allows us to record a provisional estimate of the income tax effects of the 2017 Tax Act in the period in which we can make a reasonable estimate of its effects. We recorded a $27.5 million tax charge in the year ended December 31, 2017 as a provisional estimate. This provisional estimate included an estimated charge of $17.0 million related to the deemed repatriation transition tax, which is comprised of a gross transition tax of $27.0 million offset by foreign tax credits of $10.0 million. In addition, we recorded a $10.5 million charge related to the remeasurement of U.S. deferred tax assets and liabilities in the year ended December 31, 2017. While we have calculated a reasonable estimate of the impact of the U.S. tax rate reduction and the amount of the deemed repatriation transition tax, we are gathering additional information to refine and finalize our calculation of the impacts of the 2017 Tax Act on our U.S. deferred tax assets and liabilities, the deemed repatriation transition tax, and other provisions associated with the 2017 Tax Act. As an adjustment to our December 2017 provisional estimate, we recorded a benefit of $0.7 million

Electronics For Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Continued)

and a provision of $0.5 million for federal and state taxes related to the deemed repatriation transition tax during the three and nine months ended September 30, 2018, respectively. As we obtain additional information, we will finalize the calculation of the income tax effects of the 2017 Tax Act in the fourth quarter of 2018.
The 2017 Tax Act also created a global intangible low-tax income (“GILTI”) provision, which is a minimum tax on certain foreign earnings, commencing in the year ending December 31, 2018. The amount of future U.S. inclusions in taxable income related to GILTI depends on our current structure, estimated future results of global operations, and our intent and ability to modify our structure and/or our business. We are not yet able to provide a reasonable estimate of the effect of this provision of the 2017 Tax Act. Therefore, we have not made any adjustments related to the potential GILTI tax in our financial statements and have not made a policy decision regarding whether to record deferred taxes associated with GILTI. Any subsequent adjustment to the deferred tax amounts related to GILTI (or other computations) will be recorded as a tax expense in the fourth quarter of 2018 when our analysis is complete.
As of September 30, 2018, and December 31, 2017, gross unrecognized benefits that would impact the effective tax rate if recognized were $30.8 and $33.9 million, respectively. Over the next twelve months, our existing tax positions will continue to generate increased liabilities for unrecognized tax benefits. It is reasonably possible that our gross unrecognized tax benefits will decrease up to $6.9 million in the next twelve months. These adjustments, if recognized, would positively impact our effective tax rate, and would be recognized as additional tax benefits in our Condensed Consolidated Statements of Operations. $15.5 million of gross unrecognized tax benefits were offset against deferred tax assets as of September 30, 2018, and the remaining $15.3 million has been recorded as noncurrent income taxes payable.
We are open to assessment by the Internal Revenue Service (“IRS”) for the 2015-2017 tax years, state tax jurisdictions for the 2013-2017 tax years, the Netherlands tax authority for the 2014-2016 tax years, the Spanish tax authority for the 2014-2017 tax years, the Israel tax authority for the 2014-2016 tax years, and the Italian tax authority for the 2013-2016 tax years.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements
This Quarterly Report on Form 10-Q (“Report”), including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and the future results of the Company that are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the management of the Company. Words such as “address,” “anticipate,” “believe,” “consider,” “continue,” “develop,” “estimate,” “expect,” “further,” “goal,” “intend,” “may,” “plan,” “potential,” “project,” “seek,” “should,” “target,” “will,” variations of such words, and similar expressions are intended to identify such forward-looking statements. Such statements reflect the current views of the Company and its management with respect to future events and are subject to certain risks, uncertainties, and assumptions. Potential risks and uncertainties include, but are not necessarily limited to, intense competition in each of our businesses, including competition from products developed by EFI’s customers; our ability to remediate the material weaknesses identified in EFI’s internal control over financial reporting; the uncertainty of the outcome of the pending securities lawsuits against EFI; unforeseen expenses; fluctuations in currency exchange rates; the difficulty of aligning expense levels with revenue; management’s ability to forecast revenues, expenses and earnings; our ability to successfully integrate acquired businesses; changes in the mix of products sold; the uncertainty of market acceptance of new product introductions; the challenge of managing asset levels, including inventory and variations in inventory levels; the uncertainty of continued success in technological advances; the challenges of obtaining timely, efficient and quality product manufacturing and supply of components; any world-wide financial and economic difficulties and downturns; adverse tax-related matters such as tax audits, changes in our effective tax rate or new tax legislative proposals; the unpredictability of development schedules and commercialization of products by the leading printer manufacturers and declines or delays in demand for our related products; the impact of changing consumer preferences on demand for our textile products; litigation involving intellectual property rights or other related matters; the uncertainty regarding the amount and timing of future share repurchases by EFI and the origin of funds used for such repurchases; the market prices of EFI's common stock prior to, during and after the share repurchases; any potential impact from our recent change in Chief Executive Officer ; and any other risk factors that may be included from time to time in the Company’s SEC reports.
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
Our product portfolio includes industrial digital inkjet products (“Industrial Inkjet”) including VUTEk display graphics super-wide and wide format, Nozomi corrugated packaging, Reggiani textile, Cretaprint ceramic tile decoration and building material printers and ink; print production workflow, web-to-print, cross-media marketing, Optitex textile two-dimensional and three-dimensional fashion computer-aided design applications, and business process automation software (“Productivity Software”), which provides corporate printing, packaging, publishing, and mailing and fulfillment solutions for the printing and packaging industry; and Fiery DFEs (“Fiery”). Our integrated solutions and award-winning technologies are designed to automate print and business processes, streamline workflow, provide profitable value-added services, and produce accurate digital output.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make judgments, assumptions, and estimates that affect the amounts reported. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably possible could materially impact the financial statements. Management believes there have been no significant changes during the three and nine months ended September 30, 2018 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2017 Form 10-K, with the exception of the following:

Revenue Recognition

Effective January 1, 2018, we adopted ASC 606 and ASC 340-40 using the modified retrospective method applied to those contracts that were not completed as of January 1, 2018. As a result of the adoption, we use significant judgments in applying the new revenue standards as further outlined in Notes 1 and 4 to the Condensed Consolidated Financial Statements.

Recent Accounting Pronouncements

See Note 1 – Basis of Presentation and Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption.

Results of Operations
Overview

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	Change		2018	2017	Change
			Amount	Percent			Amount	Percent
Revenue	$257,134	$248,359	$8,775	4%	$758,072	$724,097	$33,975	5%
Cost of revenue	131,615	120,902	10,713	9	384,858	345,858	39,000	11
Gross profit	125,519	127,457	(1,938)	(2)	373,214	378,239	(5,025)	(1)
Operating expenses:
Research and development	40,341	39,585	756	2	119,701	118,201	1,500	1
Sales and marketing	44,661	42,269	2,392	6	137,448	129,018	8,430	7
General and administrative	24,466	25,075	(609)	(2)	57,093	67,239	(10,146)	(15)
Amortization of identified intangibles	11,137	12,299	(1,162)	(9)	34,801	34,829	(28)	—
Restructuring and other	2,799	832	1,967	*	10,477	5,421	5,056	93
Total operating expenses	123,404	120,060	3,344	3	359,520	354,708	4,812	1
Income from operations	2,115	7,397	(5,282)	(71)	13,694	23,531	(9,837)	(42)
Interest expense	(4,796)	(4,912)	116	(2)	(14,739)	(14,538)	(201)	1
Interest income and other income, net	336	1,760	(1,424)	(81)	1,270	2,802	(1,532)	(55)
Income (loss) before income taxes	(2,345)	4,245	(6,590)	*	225	11,795	(11,570)	(98)
Benefit from (provision for) income taxes	4,265	(791)	5,056	*	1,868	(795)	2,663	*
Net income	$1,920	$3,454	$(1,534)	(44)%	$2,093	$11,000	$(8,907)	(81)%
___________
* Percentage not meaningful.
Key financial results during the three and nine months ended September 30, 2018 and 2017 were as follows:

•
Our consolidated revenue increased by $8.8 million, or 4%, and $34.0 million, or 5%, during the three and nine months ended September 30, 2018, respectively, compared to the same periods in the prior year. The increase in the three-month period was driven by a $12.0 million increase in Industrial Inkjet revenue and a $3.3 million increase in Productivity Software revenue, partially offset by a $6.5 million decrease in Fiery revenue. The increase in the nine-month period was driven by a $45.7 million increase in Industrial Inkjet revenue and an $14.5 million increase in Productivity Software revenue, partially offset by a $26.2 million decrease in Fiery revenue.

•
Gross profit decreased by $1.9 million or 2% during the three months ended September 30, 2018, and by $5.0 million or 1% during the nine months ended September 30, 2018, compared to the same periods in the prior year. Gross profit percentage declined to 48.8% from 51.3% during the three months ended September 30, 2018 and to 49.2% from 52.2% during the nine months ended September 30, 2018, compared to the same periods in the prior year. These reductions were primarily due to changes in product mix from proportionately lower Fiery sales and proportionately higher Industrial Inkjet sales. In addition, Industrial Inkjet gross margins in the 2018 periods are lower than historical levels due to the ramp-up of production on new products.

•
Operating expenses increased by $3.3 million or 3% and by $4.8 million or 1% during the three and nine months ended September 30, 2018, respectively, compared to the same periods in the prior year. The increase in operating expenses for the three months ended September 30, 2018 was primarily due to increased sales and marketing expense of $2.4 million and increased restructuring and other expense of $2.0 million, partially offset by a decrease in amortization of identified intangibles of $1.2 million in the third quarter of 2018. The increase in operating expenses for the nine months ended September 30, 2018 was primarily due to increased sales and marketing expense of $8.4 million, increased restructuring and other expense of $5.1 million, and increased research and development ("R&D") expense of $1.5 million, partially offset by a $10.1 million decrease in general and administrative ("G&A") expenses driven by a $14.0 million reduction in estimated fair value of contingent consideration on acquisitions.

•
Interest income and other income, net decreased by $1.4 and $1.5 million in the three and nine months ended September 30, 2018, compared to the same periods last year. The decrease for the three-month period was primarily attributable to higher foreign currency losses of $0.9 million. The decrease for the nine-month period was primarily due to a $1.0 million decline in interest income.

•
Provision for income taxes decreased by $5.1 million and $2.7 million, respectively, during the three and nine months ended September 30, 2018, compared to the same period last year, primarily due to decreased profitability before income taxes and the impacts of discrete income tax items during the current year periods.

The following table presents items on our Condensed Consolidated Statements of Operations as percentages of total revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	100.0%	100.0%	100.0%	100.0%
Gross profit	48.8	51.3	49.2	52.2
Operating expenses:
Research and development	15.7	15.9	15.8	16.3
Sales and marketing	17.4	17.0	18.1	17.8
General and administrative	9.5	10.1	7.5	9.3
Amortization of identified intangibles	4.3	5.0	4.6	4.8
Restructuring and other	1.1	0.3	1.4	0.8
Total operating expenses	48.0	48.3	47.4	49.0
Income from operations	0.8	3.0	1.8	3.2
Interest expense	(1.9)	(2.0)	(1.9)	(2.0)
Interest income and other income, net	0.1	0.7	0.2	0.4
Income (loss) before income taxes	(1.0)	1.7	0.1	1.6
Benefit from (provision for) income taxes	1.7	(0.3)	0.2	(0.1)
Net income	0.7%	1.4%	0.3%	1.5%
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

Management believes the ex-currency measures provide investors with an additional perspective on year-over-year financial trends and enable investors to analyze our operating results in the same way management does. A reconciliation of the ex-currency adjustments to GAAP results for the three and nine months ended September 30, 2018 and 2017 is included under “Non-GAAP Financial Information” below.

Revenue by Operating Segment
Our revenue by operating segment was as follows (in thousands):

	Three Months Ended September 30,				Change
	2018	% of total	2017	% of total	Amount	Percent
Industrial Inkjet	$154,902	60%	$142,930	58%	$11,972	8%
Productivity Software	40,452	16	37,171	15	3,281	9
Fiery	61,780	24	68,258	27	(6,478)	(9)
Total revenue	$257,134	100%	$248,359	100%	$8,775	4%

Our consolidated revenue increased by $8.8 million or 4% (4% ex-currency) during the three months ended September 30, 2018 compared to the same period in 2017, primarily due to increased Industrial Inkjet and Productivity Software revenue, partially offset by decreased Fiery revenue.

	Nine Months Ended September 30,				Change
	2018	% of total	2017	% of total	Amount	Percent
Industrial Inkjet	$453,545	60%	$407,886	56%	$45,659	11%
Productivity Software	125,839	17	111,292	16	14,547	13
Fiery	178,688	23	204,919	28	(26,231)	(13)
Total revenue	$758,072	100%	$724,097	100%	$33,975	5%
Our consolidated revenue increased by $34.0 million or 5% (2% ex-currency) during the nine months ended September 30, 2018 compared to the same period in 2017, primarily due to increased Industrial Inkjet and Productivity Software revenue, partially offset by decreased Fiery revenue. Also, adoption of the new revenue recognition guidance increased reported revenue by $3.7 million in the nine-month period, primarily in the Productivity Software segment, compared to the previous revenue recognition guidance. In addition, we recorded out-of-period adjustments related to certain bill and hold transactions in the nine months ended September 30, 2017, which decreased the prior year revenue by $3.4 million.
Industrial Inkjet
Industrial Inkjet revenue increased by $12.0 million, or 8% (9% ex-currency), during the three months ended September 30, 2018 compared with the same period in 2017, primarily due to increased sales of Nozomi corrugated printers. Ink volume was up modestly in the three months ended September 30, 2018 compared to the same period in 2017. We experienced supply issues during the current quarter, primarily in China, where we saw changes in tariff structure, price increases in ink components, and short supplies of ink components due to reduced production levels at a number of suppliers, which limited the amount of ink we could manufacture. The company is working to increase purchases from new sources for ink components but we could still experience some negative impact on ink volume growth in the short term.
Industrial Inkjet revenue increased by $45.7 million, or 11% (8% ex-currency), during the nine months ended September 30, 2018 compared with the same period in 2017, primarily due to increased sales of Nozomi corrugated printers. In addition, we recorded out-of-period adjustments related to certain bill and hold transactions in the nine months ended September 30, 2017, which decreased the prior year revenue by $3.4 million.
Productivity Software
Productivity Software revenue increased by $3.3 million, or 9% (9% ex-currency), during the three months ended September 30, 2018 compared with the same period in 2017, primarily due to sales of our Escada corrugated systems. We acquired Escada in the fourth quarter of 2017. License revenue also increased by $1.5 million during the quarter compared to the same quarter in 2017.

Productivity Software revenue increased by $14.5 million, or 13% (11% ex-currency), during the nine months ended September 30, 2018 compared with the same period in 2017. Productivity software revenue increased primarily due to:

•	increased license revenue of $5.0 million, including the $3.6 million impact from adoption of the new revenue recognition guidance,

•	increased maintenance and services revenue of $3.2 million, and

•	sales of our Escada corrugated systems.
Fiery
Fiery revenue decreased by $6.5 million, or 9% (9% ex-currency) during the three months ended September 30, 2018 compared with the same period in 2017. Fiery revenue decreased by $26.2 million, or 13% (13% ex-currency) during the nine months ended September 30, 2018 compared with the same period in 2017. Although end customer and reseller preference for Fiery products drives demand, most Fiery revenue relies on printer manufacturers to design, develop, and integrate Fiery technology into their print engines. Certain of our customers have reduced purchases of Fiery controllers and software options during 2018 compared to 2017 due to their reduced sales of printers to which Fiery is attached.

Revenue by Geographic Area
We report revenue by geographic region based on ship-to destination, summarized as follows (in thousands):

	Three Months Ended September 30,				Change
	2018	% of total	2017	% of total	Amount	Percent
Americas	$134,491	52%	$129,488	52%	$5,003	4%
EMEA	88,879	35	85,089	34	3,790	4
APAC	33,764	13	33,782	14	(18)	—
Total revenue	$257,134	100%	$248,359	100%	$8,775	4%
Americas. Revenue increased by $5.0 million, or 4% (4% ex-currency), during the three months ended September 30, 2018 compared with the same period in 2017, driven primarily by increased sales of Nozomi corrugated printers.
EMEA. Revenue increased by $3.8 million, or 4% (5% ex-currency), during the three months ended September 30, 2018 compared with the same period in 2017, driven primarily by increased sales of Nozomi corrugated printers.
APAC. Revenue remained flat during the three months ended September 30, 2018 compared with the same period in 2017.

	Nine Months Ended September 30,				Change
	2018	% of total	2017	% of total	Amount	Percent
Americas	$374,170	49%	$353,397	49%	$20,773	6%
EMEA	271,064	36	274,635	38	(3,571)	(1)
APAC	112,838	15	96,065	13	16,773	17
Total revenue	$758,072	100%	$724,097	100%	$33,975	5%
Americas. Revenue increased by $20.8 million, or 6% (6% ex-currency), during the nine months ended September 30, 2018 compared with the same period in 2017, primarily due to increased sales of Nozomi corrugated printers.
EMEA. Revenue decreased by $3.6 million, or 1% (6% ex-currency), during the nine months ended September 30, 2018 compared with the same period in 2017, primarily due to lower sales of Fiery products.
APAC. Revenue increased by $16.8 million, or 17% (15% ex-currency), during the nine months ended September 30, 2018 compared with the same period in 2017, primarily due to increased sales of Reggiani textile printers.
Revenue Concentration
A substantial portion of our revenue has been attributable to sales of products through the leading printer manufacturers and independent distributor channels. We have a direct relationship with several leading printer manufacturers and work closely to design, develop, and integrate Fiery technology into their print engines. A significant portion of our revenue is, and has been, generated by sales of our Fiery DFE products to a relatively small number of leading printer manufacturers. During the nine months ended September 30, 2018 and 2017, no customer individually accounted for 10% or more of our consolidated revenue. We expect that if we continue to increase our revenue in the Industrial Inkjet and Productivity Software operating segments in the future, the percentage of our revenue from the leading printer manufacturer customers will continue to decrease over time.

Gross Profit
Gross profit by operating segment, excluding stock-based compensation expense, was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Industrial Inkjet
Revenue	$154,902	$142,930	$453,545	$407,886
Gross profit	53,661	53,392	158,351	154,972
Gross profit percentages	34.6%	37.4%	34.9%	38.0%
Productivity Software
Revenue	$40,452	$37,171	$125,839	$111,292
Gross profit	28,394	26,667	88,988	81,431
Gross profit percentages	70.2%	71.7%	70.7%	73.2%
Fiery
Revenue	$61,780	$68,258	$178,688	$204,919
Gross profit	44,368	47,884	128,590	143,821
Gross profit percentages	71.8%	70.2%	72.0%	70.2%
A reconciliation of our segment gross profit to our Condensed Consolidated Statements of Operations is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Segment gross profit	$126,423	$127,943	$375,929	$380,224
Stock-based compensation expense	(904)	(486)	(2,715)	(1,985)
Gross profit	$125,519	$127,457	$373,214	$378,239
Consolidated gross profit percentage	48.8%	51.3%	49.2%	52.2%

Our gross profit percentage decreased to 48.8% and 49.2% during the three and nine months ended September 30, 2018, respectively, from 51.3% and 52.2% during the same periods in 2017. The decreased gross profit percentage was primarily due to the greater proportion of Industrial Inkjet revenues than Productivity Software and Fiery revenues in the three and nine months ended September 30, 2018 and 2017 compared to the same periods in the prior year. The Productivity Software and Fiery segments produce higher average gross profit percentages than our Industrial Inkjet segment. In addition, as more fully explained below, the gross profit percentage in the Industrial Inkjet segment was lower in the three and nine months ended September 30, 2018 than in the comparable prior year periods.

Industrial Inkjet Gross Profit
The Industrial Inkjet gross profit percentage decreased to 34.6% (34.8% ex-currency) and 34.9% (34.4% ex-currency) during the three and nine months ended September 30, 2018, respectively, from 37.4% and 38.0% during the same periods in 2017. Gross profit percentages decreased due to a higher proportion of corrugated printer sales, which are currently at a relatively lower gross profit percentage due to the ramping up of production and sales of our new Nozomi single-pass industrial digital inkjet platform. In addition, other new product introductions are currently producing reduced gross profit percentages as those products undergo a similar ramp up phase.

Productivity Software Gross Profit
The Productivity Software gross profit percentages decreased to 70.2 (70.1% ex-currency) and 70.7 (70.9% ex-currency) during the three and nine months ended September 30, 2018, respectively, from 71.7% and 73.2% during the same periods in 2017. The decrease in gross profit percentages is primarily attributable to changes in product mix.
Fiery Gross Profit
The Fiery gross profit percentage increased to 71.8% (71.8% ex-currency) and 72.0% (71.9% ex-currency) during the three and nine months ended September 30, 2018, respectively, from 70.2% and 70.2% during the same periods in 2017, reflecting changes in product mix and the impacts from cost reduction initiatives the Company has implemented.

Operating Expenses
Operating expenses were as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
	2018	2017	Amount	Percent	2018	2017	Amount	Percent
Research and development	$40,341	$39,585	$756	2%	$119,701	$118,201	$1,500	1%
Sales and marketing	44,661	42,269	2,392	6	137,448	129,018	8,430	7
General and administrative	24,466	25,075	(609)	(2)	57,093	67,239	(10,146)	(15)
Amortization of identified intangibles	11,137	12,299	(1,162)	(9)	34,801	34,829	(28)	—
Restructuring and other	2,799	832	1,967	*	10,477	5,421	5,056	93
Total operating expenses	$123,404	$120,060	$3,344	3%	$359,520	$354,708	$4,812	1%
* Percentage not meaningful.

Operating expenses increased by $3.3 million, or 3% (3% ex-currency) during the three months ended September 30, 2018 compared to the same period in 2017. The increase in operating expenses was primarily due to increased sales and marketing expense of $2.4 million and increased restructuring and other expense of $2.0 million, partially offset by a decrease in amortization of identified intangibles of $1.2 million in the third quarter of 2018.
Operating expenses increased by $4.8 million, or 1% (down 1% ex-currency) during the nine months ended September 30, 2018 compared to the same period in 2017. The increase in operating expenses was primarily due to an $8.4 million increase in sales and marketing expense, a $5.1 million increase in restructuring and other expense, and a $1.5 million increase in R&D expense, partially offset by a $10.1 million decrease in G&A expense. The decrease in G&A expense was driven by a $14.0 million reduction in estimated fair value of contingent consideration on acquisitions, partially offset by an increase in stock-based compensation expenses of $3.7 million.
Movement in foreign currency exchange rates did not have a material effect on operating expenses in the three months ended September 30, 2018, but increased operating expenses by $7.0 million in the nine months ended September 30, 2018, compared to the same periods in 2017. We expect our operating expenses will continue to fluctuate as a result of movements in U.S. dollar exchange rates versus the Euro, British pound sterling, Brazilian real, Israeli shekel, Chinese renminbi, Indian rupee and other currencies.
Research and Development
R&D expenses include personnel, consulting, travel, research and development facilities, prototype materials, testing and development equipment, and non-recurring engineering expenses.
R&D expense during the three months ended September 30, 2018 was $40.3 million, or 15.7% of revenue, compared to $39.6 million, or 15.9% of revenue, during the same period in 2017. The increase of $0.8 million, or 2% (3% ex-currency), was primarily driven by an increase in stock-based compensation expense of $2.0 million, partially offset by a reduction in prototypes and supplies.
R&D expense during the nine months ended September 30, 2018 was $119.7 million, or 15.8% of revenue, compared to $118.2 million, or 16.3% of revenue, during the same period in 2017. The increase of $1.5 million, or 1% (flat ex-currency), was primarily driven by increases in stock-based compensation expenses of $2.0 million and non-recurring engineering expenses of $1.0 million, partially offset by reduced expenses for consulting and temporary labor.
Sales and Marketing
Sales and marketing expenses include personnel, trade shows, marketing programs and promotional materials, sales commissions, travel and entertainment, depreciation, and worldwide sales office expenses.
Sales and marketing expense during the three months ended September 30, 2018 was $44.7 million, or 17.4% of revenue, compared to $42.3 million, or 17.0% of revenue, during the same period in 2017. The increase of $2.4 million, or 6% (6% ex-currency) was primarily driven by an increase of $1.2 million in stock-based compensation and higher personnel-related expenses of $0.8 million.

Sales and marketing expenses during the nine months ended September 30, 2018 were $137.4 million, or 18.1% of revenue, compared to $129.0 million, or 17.8% of revenue, during the same period in 2017. The increase of $8.4 million, or 7% (4% ex-

currency) was primarily driven by higher personnel-related expenses of $5.9 million and increased stock-based compensation of $1.6 million.

General and Administrative
G&A expenses consist primarily of finance, human resources, legal, bad debts, and litigation expenses, as well as changes in the estimated fair value of earnout liabilities.

G&A expenses during the three months ended September 30, 2018 were $24.5 million, or 9.5% of revenue, compared to $25.1 million, or 10.1% of revenue, during the same period in 2017. The decrease of $0.6 million, or 2% (2% ex-currency) was primarily due to a reduction in audit, legal, and consulting service fees of $4.3 million, partially offset by an increase in stock-based compensation of $3.6 million.

G&A expenses during the nine months ended September 30, 2018 were $57.1 million, or 7.5% of revenue, compared to $67.2 million, or 9.3% of revenue, during the same period in 2017. The decrease of $10.1 million, or 15% (17% % ex-currency) was primarily due to a $14.0 million reduction in the fair value of estimated contingent consideration, partially offset by an increase in stock-based compensation expense of $3.7 million.
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
Stock-based compensation expense was $11.9 and $4.6 million during the three months ended September 30, 2018 and 2017, respectively, an increase of $7.3 million. Stock-based compensation expense increased primarily due to the timing of the annual equity grants and increased vesting probabilities of certain performance-based awards compared to the prior year.
Stock-based compensation expense was $30.5 and $22.5 million during the nine months ended September 30, 2018 and 2017, respectively, an increase of $7.9 million. Stock-based compensation expense increased primarily due to an increase in new grants, increased ESPP expenses, timing of new grants, and increased vesting probabilities of certain performance-based awards compared to the prior year.
Amortization of Identified Intangibles
Amortization of identified intangibles during the three months ended September 30, 2018 was $11.1 million compared to $12.3 million during the same period in 2017, a decrease of $1.2 million, or 9%, due to certain intangible assets from prior year acquisitions becoming fully amortized. Amortization of identified intangibles during the nine months ended September 30, 2018 was $34.8 million, flat compared to the same period in 2017.
Restructuring and Other
Restructuring and other costs were $2.8 million and $0.8 million during the three months ended September 30, 2018 and 2017, respectively. Restructuring and other costs included severance charges of $1.6 and $0.3 million related to reductions in head count of 30 and 15 during the three months ended September 30, 2018 and 2017, respectively. Costs of integration of acquired businesses were $0.9 million and $0.2 million during the three months ended September 30, 2018 and 2017. Restructuring and other costs were $10.5 and $5.4 million during the nine months ended September 30, 2018 and 2017, respectively. Restructuring and other costs included severance charges of $5.9 and $3.8 million related to reductions in head count of 113 and 128 during the nine months ended September 30, 2018 and 2017, respectively. Costs of integration of acquired businesses were $3.2 million and $1.0 million during the nine months ended September 30, 2018 and 2017. Severance costs include severance payments, related employee benefits, outplacement fees, recruiting, and employee relocation costs.
Facilities relocation and downsizing expenses were $0.4 million during the three months ended September 30, 2018 and 2017. Facilities relocation and downsizing expenses were $1.4 and $0.6 million during the nine months ended September 30, 2018 and 2017, respectively. The increase in the 2018 nine-month period is primarily related to the relocation of our previous facilities in Meredith, NH to our new facility in Manchester, NH in the second quarter of 2018.
Interest Expense
Interest expense during the three and nine months ended September 30, 2018 was $4.8 and $14.7 million, respectively, compared to $4.9 million and $14.5 million, respectively, during the same periods in 2017.

Interest Income and Other Income, Net
Interest income and other income, net, includes interest income on our cash equivalents and short-term investments, gains and losses from sales of our cash equivalents and short-term investments, imputed interest income on revenue contracts with a significant financing component, and net foreign currency exchange gains and losses.
Interest income and other income, net was $0.3 million during the three months ended September 30, 2018, compared to income of $1.8 million during the same period in 2017. The change was primarily due to increased foreign currency exchange losses.
Interest income and other income, net was $1.3 million and $2.8 million during the nine months ended September 30, 2018 and 2017, respectively. The decrease was primarily due to a $1.0 million decline in interest income.
Income (Loss) Before Income Taxes
The geographic mix of income (loss) before income taxes was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
U.S.	$(12,094)	$(804)	$(42,166)	$(2,795)
Foreign	9,749	5,049	42,391	14,590
Total	$(2,345)	$4,245	$225	$11,795
During the three months ended September 30, 2018, pretax loss of $2.3 million consisted of U.S. pretax loss of $12.1 million and foreign pretax income of $9.7 million, respectively. Pretax loss attributable to U.S. operations included stock-based compensation expense of $11.9 million, interest expense of $3.5 million, amortization of identified intangible assets of $2.9 million, and restructuring and other of $1.9 million. Pretax income attributable to foreign operations included amortization of identified intangible assets of $8.2 million, restructuring and other of $0.9 million, and a change in the estimated fair value of contingent consideration on acquisitions of $2.2 million. The exclusion of these items from pretax loss would have resulted in U.S. and foreign pretax income of $8.1 and $21.1 million, respectively, during the three months ended September 30, 2018.
During the nine months ended September 30, 2018, pretax income of $0.2 million consisted of U.S. pretax loss of $42.2 million and foreign pretax income of $42.4 million, respectively. Pretax loss attributable to U.S. operations included stock-based compensation expense of $30.5 million, interest expense of $10.3 million, amortization of identified intangible assets of $9.0 million, restructuring and other of $7.1 million, and the favorable impact of a change in estimated fair value of contingent consideration on acquisitions of $2.6 million. Pretax income attributable to foreign operations included amortization of identified intangible assets of $25.8 million, restructuring and other of $3.3 million, and a favorable impact of a change in the fair value of estimated contingent consideration of $9.5 million. The exclusion of these items from pretax income would have resulted in U.S. and foreign pretax income of $12.0 and $62.1 million, respectively, during the nine months ended September 30, 2018.
During the three months ended September 30, 2017, pretax income of $4.2 million consisted of U.S. pretax loss of $0.8 million and foreign pretax income of $5.0 million, respectively. Pretax loss attributable to U.S. operations included amortization of identified intangible assets of $3.4 million, stock-based compensation of $4.6 million, restructuring and other of $0.7 million, acquisition-related costs of $0.6 million, legal and accounting fees related to the revenue recognition review and assessment of $4.7 million, and interest expense related to our Notes of $4.3 million. Pretax income attributable to foreign operations included amortization of identified intangible assets of $8.9 million, restructuring and other of $0.2 million, and earnout interest accretion of $0.3 million. The exclusion of these items from pretax income would result in U.S. and foreign pretax income of $17.5 and $14.4 million, respectively, during the three months ended September 30, 2017.
During the nine months ended September 30, 2017, pretax income of $11.8 million consisted of U.S. pretax loss of $2.8 million and foreign pretax income of $14.6 million, respectively. Pretax loss attributable to U.S. operations included amortization of identified intangible assets of $10.2 million, stock-based compensation of $22.5 million, restructuring and other of $4.1 million, legal and accounting fees related to the revenue recognition review and assessment of $4.7 million, acquisition-related costs of $1.9 million, cost of revenue resulting from the fair value adjustment of FFPS inventory of $0.5 million, change in fair value of contingent consideration of $0.7 million, and interest expense related to our Notes of $12.7 million. Pretax income attributable to foreign operations included amortization of identified intangible assets of $24.7 million, restructuring and other of $1.3 million, cost of revenue resulting from the fair value adjustment of FFPS inventory of $0.7 million, and earnout interest accretion of $1.2 million. The exclusion of these items from pretax income would result in U.S. and foreign pretax income of $54.8 and $42.8 million, respectively, during the nine months ended September 30, 2017.

Benefit from (Provision for) Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Income (loss) before income taxes	$(2,345)	$4,245	$225	$11,795
Benefit from (provision for) income taxes	4,265	(791)	1,868	(795)
Effective income tax rate	*	18.6%	*	6.7%
___________
* Percentage not meaningful.

Our tax provision has decreased in the three and nine months ended September 30, 2018 and 2017 compared to the same periods in 2017, primarily due to decreased profitability before income taxes and the impacts of discrete income tax items.

The 2017 Tax Act has wide-ranging impacts including, but not limited to, lowering the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018, imposing a one-time deemed repatriation transition tax, and the revaluation of U.S. deferred tax assets and liabilities. The 2017 Tax Act also created a minimum tax on certain foreign earnings, also known as the GILTI provision, commencing in the year ending December 31, 2018. The SEC issued SAB 118 which allows us to record a provisional estimate of the income tax effects of the 2017 Tax Act in the period in which we can make a reasonable estimate of its effects. As an adjustment to our December 2017 provisional estimates, we have recorded a benefit of $0.7 million and a provision of $0.5 million for federal and state taxes related to the deemed repatriation transition tax during the three and nine months ended September 30, 2018. As we obtain additional information, we will finalize the calculation of the income tax effects of the 2017 Tax Act in the fourth quarter of 2018.

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

While we currently do not foresee a need to repatriate the earnings of foreign operations, should we require more capital in the U.S. than our cash and cash equivalents and short-term investments located in the U.S., along with cash generated by our U.S. operations, we may elect to repatriate funds held in our foreign jurisdictions or raise capital in the U.S. through debt or equity issuances. These alternatives could result in higher effective tax rates, the cash payments of taxes and/or increased interest expense, and foreign income and withholding taxes. Due to the enactment of the 2017 Tax Act, we are not subject to U.S. federal income tax on dividends received from our foreign subsidiaries commencing January 1, 2018. We are evaluating the potential foreign and U.S. state income tax liabilities that would result from future repatriations, if any, and how the 2017 Tax Act will impact our current permanent reinvestment assertion. We expect to complete this analysis and the impact, if any, which the 2017 Tax Act may have on our indefinite reinvestment assertion in the fourth quarter of 2018.

In Altera Corp. v. Commissioner, the U.S. Court of Appeals for the Ninth Circuit, reversing a prior decision of the Tax Court, initially issued an opinion on July 24, 2018 to require U.S. corporations to share stock-based compensation expenses with their foreign affiliates in accordance with U.S. Department of Treasury regulations. The Ninth Circuit subsequently withdrew this initial decision on August 7, 2018 to create a reconstituted panel to review its initial conclusion. These actions do not impact our condensed consolidated financial statements through September 30, 2018 because no benefit had been recorded as a result of the prior Tax Court decision. We will continue to monitor ongoing developments and potential impacts to our Condensed Consolidated Financial Statements.

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

Non-GAAP Financial Information
Use of Non-GAAP Ex-Currency Financial Information
To better understand trends in our business, we believe it is helpful to adjust our statement of operations to exclude the impact of year-over-year changes in the translation of foreign currencies into U.S. dollars. This is a non-GAAP measure that is calculated by adjusting revenue, gross profit, and operating expenses by using historical exchange rates in effect during the comparable prior year period and removing the balance sheet currency re-measurement impact from interest income and other income, net, including removal of any hedging gains and losses. We refer to these adjustments as “ex-currency”. Management believes the ex-currency measures provide investors with an additional perspective on year-over-year financial trends and enable investors to analyze our operating results in the same way management does. The year-over-year currency impact can be determined as the difference between year-over-year actual growth rates and year-over-year ex-currency growth rates.
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

RECONCILIATION OF GAAP REVENUE BY OPERATING SEGMENT TO
NON-GAAP EX-CURRENCY
(unaudited)

	Three Months Ended September 30,
(in millions)	GAAP		Ex-Currency			GAAP				Ex-Currency
	2018	%	Ex-Currency Adjustments	2018	%	GAAP	%	Change from 2017 GAAP		Change from 2017 GAAP
		of total			of total	2017	of total	$	%	$	%
Industrial Inkjet	$154.9	60%	$0.7	$155.6	60%	$142.9	58%	$12.0	8%	$12.7	9%
Productivity Software	40.4	16	0.2	40.6	16	37.2	15	3.2	9	3.4	9
Fiery	61.8	24	—	61.8	24	68.3	27	(6.5)	(9)	(6.5)	(9)
Total revenue	$257.1	100%	$0.9	$258.0	100%	$248.4	100%	$8.7	4%	$9.6	4%

	Nine Months Ended September 30,
(in millions)	GAAP		Ex-Currency			GAAP				Ex-Currency
	2018	%	Ex-Currency Adjustments	2018	%	GAAP	%	Change from 2017 GAAP		Change from 2017 GAAP
		of total			of total	2017	of total	$	%	$	%
Industrial Inkjet	$453.6	60%	$(13.6)	$440.0	59%	$407.9	56%	$45.7	11%	$32.1	8%
Productivity Software	125.8	17	(2.0)	123.8	17	111.3	16	14.5	13	12.5	11
Fiery	178.7	23	(0.3)	178.4	24	204.9	28	(26.2)	(13)	(26.5)	(13)
Total revenue	$758.1	100%	$(15.9)	$742.2	100%	$724.1	100%	$34.0	5%	$18.1	2%

RECONCILIATION OF GAAP REVENUE BY GEOGRAPHIC AREA TO
NON-GAAP EX-CURRENCY
(unaudited)

	Three Months Ended September 30,
(in millions)	GAAP		Ex-Currency			GAAP				Ex-Currency
	2018	%	Ex-Currency Adjustments	2018	%	GAAP	%	Change from 2017 GAAP		Change from 2017 GAAP
		of total			of total	2017	of total	$	%	$	%
Americas	$134.5	52%	$0.1	$134.6	52%	$129.5	52%	$5.0	4%	$5.1	4%
EMEA	88.9	35	0.3	89.2	35	85.1	34	3.8	4	4.1	5
APAC	33.7	13	0.5	34.2	13	33.8	14	(0.1)	—	0.4	1
Total revenue	$257.1	100%	$0.9	$258.0	100%	$248.4	100%	$8.7	4%	$9.6	4%

	Nine Months Ended September 30,
(in millions)	GAAP		Ex-Currency			GAAP				Ex-Currency
	2018	%	Ex-Currency Adjustments	2018	%	GAAP	%	Change from 2017 GAAP		Change from 2017 GAAP
		of total			of total	2017	of total	$	%	$	%
Americas	$374.2	49%	$(0.4)	$373.8	50%	$353.4	49%	$20.8	6%	$20.4	6%
EMEA	271.1	36	(12.9)	258.2	35	274.6	38	(3.6)	(1)	(16.5)	(6)
APAC	112.8	15	(2.6)	110.2	15	96.1	13	16.8	17	14.2	15
Total revenue	$758.1	100%	$(15.9)	$742.2	100%	$724.1	100%	$34.0	5%	$18.1	2%

RECONCILIATION OF GROSS PROFIT BY OPERATING SEGMENT TO
NON-GAAP EX-CURRENCY
(unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,
	GAAP	Ex-Currency Adjustments	Ex-Currency	GAAP	GAAP	Ex-Currency Adjustments	Ex-Currency	GAAP
(in millions)	2018		2018	2017	2018		2018	2017
Industrial Inkjet
Revenue	$154.9	$0.7	$155.6	$142.9	$453.6	$(13.6)	$440.0	$407.9
Gross profit	53.7	0.5	54.2	53.4	158.4	(6.9)	151.5	155.0
Gross profit percentages	34.6%		34.8%	37.4%	34.9%		34.4%	38.0%
Productivity Software
Revenue	$40.4	$0.2	$40.6	$37.2	$125.8	$(2.0)	$123.8	$111.3
Gross profit	28.4	0.1	28.5	26.7	89.0	(1.2)	87.8	81.4
Gross profit percentages	70.2%		70.1%	71.7%	70.7%		70.9%	73.2%
Fiery
Revenue	$61.8	$—	$61.8	$68.3	$178.7	$(0.2)	$178.5	$204.9
Gross profit	44.4	—	44.4	47.9	128.6	(0.2)	128.4	143.8
Gross profit percentages	71.8%		71.8%	70.2%	72.0%		71.9%	70.2%

Operating segment gross profit is reconciled to our Condensed Consolidated Statements of Operations during the periods presented below as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	GAAP	Ex-Currency Adjustments	Ex-Currency	GAAP	GAAP	Ex-Currency Adjustments	Ex-Currency	GAAP
(in millions)	2018		2018	2017	2018		2018	2017
Segment gross profit	$126.4	$0.6	$127.0	$127.9	$375.9	$(8.3)	$367.6	$380.2
Stock-based compensation expense	(0.9)	—	(0.9)	(0.5)	(2.7)	—	(2.7)	(2.0)
Gross profit	$125.5	$0.6	$126.1	$127.5	$373.2	$(8.3)	$364.9	$378.2

RECONCILIATION OF GAAP OPERATING EXPENSES TO
NON-GAAP EX-CURRENCY
(unaudited)

	Three Months Ended September 30,
		Ex-Currency		GAAP			Ex-Currency
	GAAP	Ex-Currency Adjustments	2018	GAAP	Change from 2017 GAAP		Change from 2017 GAAP
(in millions)	2018			2017	$	%	$	%
Research and development	$40.3	$0.4	$40.7	$39.6	$0.8	2%	$1.2	3%
Sales and marketing	44.7	0.2	44.9	42.3	2.4	6	2.6	6
General and administrative	24.5	0.1	24.6	25.1	(0.6)	(2)	(0.5)	(2)
Amortization of identified intangibles	11.1	0.1	11.2	12.3	(1.2)	(9)	(1.1)	(9)
Restructuring and other	2.8	—	2.8	0.8	2.0	236	2.0	236
Total operating expenses	$123.4	$0.8	$124.2	$120.1	$3.3	3%	$4.1	3%

	Nine Months Ended September 30,
		Ex-Currency		GAAP			Ex-Currency
	GAAP	Ex-Currency Adjustments	2018	GAAP	Change from 2017 GAAP		Change from 2017 GAAP
(in millions)	2018			2017	$	%	$	%
Research and development	$119.7	$(1.2)	$118.5	$118.2	$1.5	1%	$0.3	—%
Sales and marketing	137.4	(3.4)	134.0	129.0	8.4	7	5.0	4
General and administrative	57.1	(1.0)	56.1	67.2	(10.1)	(15)	(11.1)	(17)
Amortization of identified intangibles	34.8	(1.2)	33.6	34.8	—	—	(1.2)	(4)
Restructuring and other	10.5	(0.2)	10.3	5.4	5.1	93	4.9	90
Total operating expenses	$359.5	$(7.0)	$352.5	$354.7	$4.8	1%	$(2.2)	(1)%

Liquidity and Capital Resources

Overview

Cash, cash equivalents, restricted cash equivalents, and short-term investments decreased by $17.8 million to $333.7 million as of September 30, 2018, from $351.6 million as of December 31, 2017. The decrease was primarily due to expenditures under our stock repurchase program, payments of acquisition-related debt, purchases of property and equipment, and contingent consideration payments related to businesses acquired, partially offset by cash flow from operating activities and proceeds from issuance of common stock.

(in thousands)	September 30, 2018	December 31, 2017	Change
Cash and cash equivalents	$180,942	$170,345	$10,597
Restricted cash equivalents	39,809	32,531	7,278
Short term investments	112,986	148,697	(35,711)
Total cash, cash equivalents, restricted cash equivalents, and short-term investments	$333,737	$351,573	$(17,836)

Cash flow activities are summarized as follows:

	Nine Months Ended September 30,
(in thousands)	2018	2017	Change
Net cash provided by operating activities	$50,155	$42,441	$7,714
Net cash provided by investing activities*	27,177	36,097	(8,920)
Net cash used for financing activities	(57,407)	(65,505)	8,098
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash equivalents	(2,050)	4,168	(6,218)
Increase in cash, cash equivalents, and restricted cash equivalents*	$17,875	$17,201	$674
* Certain prior period amounts have been revised due to the implementation of ASU 2016-18. See Note 1 for details.

Cash, cash equivalents, restricted cash equivalents, and short-term investments held outside of the U.S. in various foreign subsidiaries were $132.8 and $88.4 million as of September 30, 2018, and December 31, 2017, respectively. Management anticipates using these foreign funds for local operations and to finance international acquisitions.

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
Operating Activities
During the nine months ended September 30, 2018, our cash provided by operating activities was $50.2 million. Net cash provided by operating activities in the nine months ended September 30, 2018 consisted primarily of net income of $2.1 million, non-cash expenses including $50.1 million of depreciation and amortization, $30.5 million of stock-based compensation, and $11.3 million of non-cash accretion of interest expenses on Notes and imputed financing obligations, partially offset by the change in fair value of contingent consideration of $11.9 million, net change in derivative assets and liabilities of $2.4 million, and net change in operating assets and liabilities of $36.3 million. The net change in operating assets and liabilities of $36.3 million consisted primarily of an increase in other current assets of $21.7 million, an increase in income taxes receivable of $7.2 million, and a decrease in income taxes payable of $6.8 million.
Accounts Receivable
Our primary source of operating cash flow is the collection of accounts receivable from our customers. One measure of the effectiveness of our collection efforts is average days sales outstanding for accounts receivable (“DSO”). DSOs were 86 and 84 days as of September 30, 2018 and December 31, 2017, respectively. We calculate DSO by dividing net accounts receivable at the end of the quarter by revenue recognized during the quarter, multiplied by the total days in the quarter.

DSOs increased slightly during the nine months ended September 30, 2018, compared with December 31, 2017, primarily due to a greater portion of our revenue coming from our Industrial Inkjet and Productivity Software segments which have substantially longer average payment terms than our Fiery segment. We expect DSOs to vary from period to period because of changes in the mix of business between direct customers and leading printer manufacturers, the effectiveness of our collection efforts both domestically and overseas, and variations in the linearity of our sales. As the percentage of Industrial Inkjet and Productivity Software related revenue increases, we expect DSOs may trend higher.

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
Trade receivables sold cumulatively under these facilities were $13.1 and $6.8 million during the nine months ended September 30, 2018 on a recourse and nonrecourse basis, respectively, which approximates the cash received. The receivables that were sold to third parties were removed from the Condensed Consolidated Balance Sheets and were reflected as cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows.
Allowances for doubtful accounts are summarized as follows (in thousands):

	September 30, 2018	December 31, 2017
Allowance for trade receivables	$21,345	$20,278
Allowance for trade-in sales	7,765	10,176
Allowance for sales rebates	1,064	1,782
Total allowances for doubtful accounts	$30,174	$32,236
Inventories
Our inventories are procured primarily in support of the Industrial Inkjet and Fiery operating segments. The majority of our Industrial Inkjet products are manufactured internally, while Fiery production is primarily outsourced. The result is lower inventory turnover for Industrial Inkjet inventories compared with Fiery inventories.
Our inventories decreased by $4.5 million to $121.3 million as of September 30, 2018 from $125.8 million as of December 31, 2017, primarily due to a decrease in Industrial Inkjet inventories. Inventory turnover was 4.3 turns for the quarter ended September 30, 2018 compared with 4.4 turns during the quarter ended December 31, 2017 and 3.6 turns in the quarter ended September 30, 2017. We calculate inventory turnover by dividing annualized current quarter cost of revenue by ending inventories.
Investing Activities
Acquisitions
In the nine months ended September 30, 2018, we received cash from an escrow settlement of $1.0 million in relation to the acquisition of CTI and paid $0.3 million as a working capital purchase price adjustment on the acquisition of Escada. We received a net working capital adjustment of $0.2 million related to the Optitex acquisition during the first quarter of 2017, which was recorded as a purchase price adjustment.

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

On May 8, 2017, we acquired CRC Information Systems, Inc. (“CRC”) from Reynolds for cash consideration of $7.6 million. CRC provides business process automation software for commercial label and packaging printers included in the Midmarket Print Suite within our Productivity Software operating segment.

On January 31, 2017, we purchased the FFPS business from Xerox for cash consideration of $5.9 million, plus $18.0 million of future cash payments, of which $9.0 million was paid in July 2017 and $9.0 million was paid in July 2018. These two subsequent payments are included in our cash flows from financing activities as repayment of acquisition-related debt in our Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017, respectively. The FFPS business manufactures and markets the FFPS DFE, which previously competed with our Fiery DFE.
Investments
Proceeds from sales and maturities of marketable securities, net of purchases, were $35.1 million and $77.4 million during the nine months ended September 30, 2018 and 2017, respectively. We have classified our investment portfolio as “available for sale.” Our investments are made with a policy of capital preservation and liquidity as primary objectives. We may hold investments in fixed income debt securities to maturity; however, we may sell an investment at any time if the quality rating of the investment declines, the yield on the investment is no longer attractive, or we have better uses for the cash. Since we invest primarily in investment securities that are highly liquid with a ready market, we believe the purchase, maturity, or sale of our investments has no material impact on our overall liquidity.
Property and Equipment, Net
Our property and equipment additions have historically been funded with cash flows from operating activities. Net cash payments for purchases of property and equipment were $9.8 million and $8.7 million during the nine months ended September 30, 2018 and 2017, respectively. See also Note 5 – Supplemental Financial Statement Information of the Notes to Condensed Consolidated Financial Statements for additional information about purchases of property and equipment.

Proceeds from sale of held-for-sale Building and Land
During the three months ended September 30, 2018 we sold one of our buildings and the related land in our former Meredith, NH facility for $1.1 million in cash. This property was previously included in assets held for sale on the Consolidated Balance Sheet as of December 31, 2017. We are actively marketing the remaining building and land at this formerly facility.

Restricted Cash Equivalents and Investments
We have restricted cash equivalents and investments that are required to be maintained by the lease related to our Manchester, NH facility, which is described more fully in Note 10 – Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements. The funds were invested with a third-party trustee during the construction period and upon completion of construction in April 2018, were deposited with MUFG where they are restricted as collateral until the end of the underlying building lease period in 2024. This restricted cash and cash equivalents was $39.8 and $32.5 million as of September 30, 2018 and December 31, 2017, respectively.
Financing Activities
Proceeds from Issuance of Common Stock
Historically, our recurring cash flows provided by financing activities have included receipt of cash from the issuance of common stock through the exercise of stock options and employee purchases of ESPP shares. We received proceeds from the exercise of stock options of zero and $1.7 million and employee purchases of ESPP shares of $10.2 million and $10.0 million during the nine months ended September 30, 2018 and 2017, respectively. While we may continue to receive proceeds from these plans in future periods, the timing and amount of such proceeds are difficult to predict and are contingent on certain factors including the price of our common stock, the timing and number of stock options exercised by employees that had participated in these plans, net settlement options, employee participation in our ESPP, and general market conditions.
Treasury Stock Purchases
During the nine months ended September 30, 2018 and 2017 we expended $52.5 million and $56.9 million, respectively, to repurchase outstanding shares of our common stock. Such repurchases included $2.0 and $10.0 million used for net settlement of shares for the exercise price of certain stock options and any tax withholding obligations incurred connected with such exercises and tax withholding obligations that arose on the vesting of RSUs during the nine months ended September 30, 2018 and 2017, respectively.

On September 11, 2017, the board of directors approved an additional $125 million for our share repurchase program commencing September 11, 2017. At that time, $28.8 million remained available for repurchase under the 2015 authorization for this program. The 2017 authorization thereby increased the repurchase authorization to $153.8 million of our common stock. This authorization expires December 31, 2018. Under this publicly announced plan, we repurchased 1,614,166 and 1,019,544 shares for an aggregate purchase price of $50.5 million and $47.0 million during the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, $58.9 million remained authorized for repurchases under this program.

Repayment of Acquisition-Related Debt
We paid $12.0 million and $10.8 million of acquisition-related debt during the nine months ended September 30, 2018 and 2017, respectively. These payments included $9.0 million in each nine-month period related to the acquisition of FFPS.

Earnout Payments
Earnout payments during the nine months ended September 30, 2018 were $3.1 million, consisting of payments related to previously accrued contingent consideration liabilities for Rialco, General Digital, and Shuttleworth. Earnout payments during the nine months ended September 30, 2017 were $9.5 million, primarily related to previously accrued contingent consideration liabilities for Reggiani, Rialco, and Shuttleworth.

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
Off-Balance Sheet Financing
Please refer to Note 10 – Commitments and Contingencies of our Notes to Condensed Consolidated Financial Statements for discussion of our six-year lease with MUFG for a 225,000 square foot manufacturing and warehouse facility in Manchester, NH. Minimum lease payments during the initial six-year term for the building are $1.8 million and minimum lease payments are $13.1 million during the 48.5-year term of the related land lease, excluding six months of the land lease that was financed into the manufacturing facility lease. Upon completion of the initial six-year building lease term, we have the option to renew the lease, purchase the facility, or return the facility to MUFG subject to an 89% residual value guarantee under which we would recognize additional rent expense in the form of a variable rent payment. We have assessed our exposure in relation to the residual value guarantee and believe that there is no deficiency to the guaranteed value as of September 30, 2018.
Contractual Obligations
Please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Contractual Obligations” presented in our 2017 Form 10-K. There were no material changes during the nine months ended September 30, 2018.

Item 3:	Quantitative and Qualitative Disclosures About Market Risk
Market Risk
We are exposed to various market risks. Market risk is the potential loss arising from adverse changes in market rates and prices, general credit, foreign currency exchange rate fluctuations, liquidity, and interest rate risks, which may be exacerbated by a tight global credit market and increase in economic uncertainty that have affected various sectors of the financial market from time to time. We do not enter into derivatives or other financial instruments for trading or speculative purposes. We may enter into financial instrument contracts to manage and reduce the impact of changes in foreign currency exchange rates on earnings and cash flows. The counterparties to such contracts are major financial institutions.
Europe represents a significant portion of our revenue and cash flows. Since Europe is composed of varied countries and regional economies, our European risk profile is somewhat more diversified due to the varying economic conditions among the countries. Approximately 20% of our receivables were with European customers as of September 30, 2018. Of this amount, 11% of our European receivables (2% of consolidated receivables) were in the higher risk southern European countries (mostly Italy, Spain, and Portugal), which management believes are adequately reserved.
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

Interest Rate Risk
Hypothetical changes in the fair values of financial instruments held by us as of September 30, 2018 that are sensitive to changes in interest rates are presented below. The modeling technique measures the change in fair value arising from selected potential changes in interest rates. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 100 basis points over a twelve-month time horizon (in thousands):

Valuation of securities given an interest rate decrease of 100 basis points	No change in interest rates	Valuation of securities given an interest rate increase of 100 basis points
$132,491	$131,510	$130,527
We have no European sovereign debt investments. Our European debt and investments consisted of non-sovereign corporate debt securities of $4.5 million, which represented 9% of our corporate debt instruments (4% of our short-term investments) as of September 30, 2018. European debt investments are with corporations domiciled in the northern and central European countries of Sweden, Netherlands, and France. We believe that we do not have significant exposure with respect to our money market and corporate debt investments in Europe.
As of September 30, 2018, we have $345 million principal amount of Notes outstanding. We carry these instruments at face value less unamortized discount on our Condensed Consolidated Balance Sheets. Since these instruments bear interest at fixed rates, we have no financial statement risk associated with changes in interest rates. Although the fair value of these instruments fluctuates when interest rates change, the market value of our Notes is also influenced by the conversion premium. Please refer to Note 7 – Fair Value Measurements and Note 9 – Convertible Senior Notes of the Notes to Condensed Consolidated Financial Statements for further information.
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
We hedge balance sheet remeasurement exposures using forward contracts not designated for hedge accounting treatment with notional amounts of $209.9 million as of September 30, 2018. Please refer to Note 8 – Derivatives and Hedging of our Notes to Condensed Consolidated Financial Statements for further information.
The impact of hypothetical changes in foreign exchanges rates on revenue and income from operations are presented below. The modeling technique measures the change in revenue and income from operations resulting from changes in selected foreign exchange rates with respect to the Euro, British pound sterling, and Chinese renminbi of plus or minus one percent during the nine months ended September 30, 2018 as follows (in thousands):

	Impact of a foreign exchange rate decrease of one percent	No change in foreign exchange rates	Impact of a foreign exchange rate increase of one percent
Revenue	$759,876	$758,072	$756,268
Income from operations	13,919	13,694	13,469

Item 4:	Controls and Procedures
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
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018, the end of the period covered by this interim report.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2018, due to material weaknesses in our internal control over financial reporting. Our internal control over financial reporting is the process designed by and under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America.
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
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected in a timely basis. Because the deficiencies identified could result in a misstatement of revenue, inventory, and related accounts and associated disclosures that could be material to the annual or interim consolidated financial statements, such deficiencies represent material weaknesses in our internal control over financial reporting. Management concluded that its internal control over financial reporting as of December 31, 2017 and September 30, 2018 was not effective due to the material weaknesses described above.
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
We are in the process of further reviewing, documenting, and testing our internal controls over financial reporting, and we may from time to time make changes aimed at enhancing existing controls and/or implementing additional controls. Because the implementation of our remediation plan was ongoing as of September 30, 2018, management concluded that the material weaknesses described in our 2017 Form 10-K, remained unremediated as of September 30, 2018.
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
Evaluation of Changes in Internal Control over Financial Reporting
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated changes in our internal control over financial reporting that occurred during the third quarter of 2018. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer did not identify any change in our internal control over financial reporting during the third quarter of 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

We may experience a potential impact to our business from the transition of our Chief Executive Officer.

We recently announced that William Muir was appointed CEO of the Company effective October 15, 2018. Guy Gecht, who had served as our CEO since January 2000, stepped down as our CEO effective on that date. Mr. Gecht and our other senior executives have been instrumental in setting our strategic direction, operating business, identifying, recruiting and training key personnel and identifying business opportunities, and our business depends on the efforts, abilities and expertise of these senior executives, including the CEO.  We cannot assure you that our business will not experience a potential impact from Mr. Gecht’s departure and transition to our new CEO Mr. Muir, especially since Mr. Gecht had directed the operations of our business for approximately 18 years.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
Our stock repurchases during the three months ended September 30, 2018 were as follows (in thousands, except for per share amounts):

	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced program (1)	Approximate dollar value of shares that may yet be purchased under the program (2)
July 2018	176	$34.01	176	$75,142
August 2018	219	31.18	200	68,333
September 2018	297	35.92	278	58,921
Totals	692		654
_________________

(1)
The difference between total number of shares purchased and total number of shares purchased as part of publicly announced program is the shares withheld by us to satisfy any tax withholding obligations incurred in connection with the vesting of RSUs.

(2)
On September 11, 2017, the board of directors approved the repurchase of an additional $125 million for our share repurchase program commencing September 11, 2017 and expiring on December 31, 2018. The board of directors had previously authorized $150 million under the program in November 2015. Under this publicly announced program, we repurchased 654,380 shares for an aggregate purchase price of $22.2 million during the three months ended September 30, 2018.

Item 6:        Exhibits

No.	Description

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Amended and Restated Bylaws of Electronics For Imaging, Inc. (as amended August 12, 2009) (2)

4.1
First Supplemental Indenture Dated as of November 5, 2018 to Indenture Dated as of September 9, 2014 by and between Electronics For Imaging, Inc., as Issuer, and U.S. National Bank Association, as Trustee

10.1
Termination Agreement dated July 27, 2018 by and between Electronics for Imaging, Inc. and between John Arrillaga Survivor’s Trust, represented by John Arrillaga, Trustee, and Richard T. Peery Separate Property Trust, represented by Richard T. Peery, Trustee

10.2*	Executive Employment Agreement Dated as of October 4, 2018 by and between Electronics For Imaging, Inc. and William D. Muir, Jr.

10.3*	Amendment Dated October 15, 2018 to Employment Agreement Dated as of April 22, 2015 by and between Electronics For Imaging, Inc. and Marc Olin

10.4*	Transition Agreement Dated October 15, 2018 by and between Electronics For Imaging, Inc. and Guy Gecht

10.5*	Amendment Dated November 5, 2018 to Transition Agreement Dated October 12, 2018 by and between Electronics for Imaging, Inc. and Guy Gecht

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1
Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
______________

(1)	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed on February 22, 2017 (File No. 000-18805) and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 17, 2009 (File No. 000-18805) and incorporated herein by reference.

*	Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRONICS FOR IMAGING, INC.

Date: November 5, 2018	/s/ William Muir
William Muir
Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2018	/s/ Marc Olin
Marc Olin
Chief Financial Officer (Principal Financial and Accounting Officer)