Form 10-Q
period 2019-03-31
ELECTRONICS FOR IMAGING INC
filed 2019-05-07
CIK 867374

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
FORM 10-Q
_____________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 Par Value	EFII	The Nasdaq Stock Market LLC
The number of shares of Common Stock outstanding as of May 1, 2019 was 43,139,408.

Electronics For Imaging, Inc.

PART I         FINANCIAL INFORMATION
Item 1:        Condensed Consolidated Financial Statements (Unaudited)
Electronics For Imaging, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

(in thousands)	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$388,246	$309,052
Short-term investments	—	102,349
Accounts receivable, net of allowances of $30.9 million and $32.3 million, respectively	242,121	241,841
Inventories	141,880	134,348
Income taxes receivable	2,731	4,926
Assets held for sale	2,800	2,800
Other current assets	50,094	44,623
Total current assets	827,872	839,939
Property and equipment, net	80,749	77,613
Restricted cash equivalents	39,809	39,809
Goodwill	391,200	390,109
Intangible assets, net	65,157	74,722
Deferred tax assets	44,317	39,449
Operating lease right-of-use assets	34,582	—
Other assets	41,588	37,393
Total assets	$1,525,274	$1,499,034
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$133,340	$148,587
Accrued and other liabilities	76,024	79,323
Deferred revenue	75,716	60,547
Convertible senior notes, net – current	338,234	334,274
Operating lease liabilities – current	8,764	—
Income taxes payable – current	6,307	5,077
Total current liabilities	638,385	627,808
Convertible senior notes, net – noncurrent	120,035	118,688
Operating lease liabilities – noncurrent	26,991	—
Contingent and other liabilities – noncurrent	3,380	7,179
Deferred tax liabilities	3,207	3,770
Income taxes payable – noncurrent	15,786	15,481
Total liabilities	807,784	772,926
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 150,000 shares authorized; 55,898 and 55,347 shares issued, respectively	559	553
Additional paid-in capital	835,227	821,205
Treasury stock, at cost; 13,018 and 12,927 shares, respectively	(491,553)	(489,083)
Accumulated other comprehensive loss	(13,608)	(12,814)
Retained earnings	386,865	406,247
Total stockholders’ equity	717,490	726,108
Total liabilities and stockholders’ equity	$1,525,274	$1,499,034

See accompanying notes to condensed consolidated financial statements.

Electronics For Imaging, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2019	2018
Revenue	$223,715	$239,866
Cost of revenue	113,896	120,759
Gross profit	109,819	119,107
Operating expenses:
Research and development	39,737	38,279
Sales and marketing	45,871	46,680
General and administrative	24,982	19,421
Amortization of identified intangibles	9,978	12,138
Restructuring and other	2,416	4,654
Total operating expenses	122,984	121,172
Loss from operations	(13,165)	(2,065)
Interest expense	(6,918)	(4,954)
Interest and other income, net	1,572	1,289
Loss before income taxes	(18,511)	(5,730)
Provision (benefit) for income taxes	152	(2,135)
Net loss	$(18,663)	$(3,595)

Net loss per basic common share	$(0.44)	$(0.08)
Net loss per diluted common share	$(0.44)	$(0.08)
Shares used in basic per-share calculation	42,614	45,030
Shares used in diluted per-share calculation	42,614	45,030

See accompanying notes to condensed consolidated financial statements.

Electronics For Imaging, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended March 31,
(in thousands)	2019	2018
Net loss	$(18,663)	$(3,595)
Net unrealized investment gains (losses):
Unrealized holding loss, net of tax*	—	(548)
Reclassification adjustments included in net loss, net of tax*	—	2
Net unrealized investment loss	—	(546)
Currency translation adjustments	(794)	5,660
Net unrealized losses on cash flow hedges	—	(41)
Comprehensive income (loss)	$(19,457)	$1,478
____________________

* Tax effects were less than $0.1 million for the periods presented above.

See accompanying notes to condensed consolidated financial statements.

Electronics For Imaging, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(unaudited)

	Common Stock		Additional Paid in Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
(in thousands)	Shares	Amount		Shares	Amount
Balances as of December 31, 2017	54,249	$542	$745,661	(9,070)	$(375,574)	$8,138	$402,544	$781,311
Effect from the adoption of ASC 606							4,674	4,674
Comprehensive income, net of tax						5,073	(3,595)	1,478
Stock repurchases				(615)	(17,601)			(17,601)
Stock-based compensation			6,770					6,770
Stock issued pursuant to ESPP	202	3	5,007					5,010
Restricted stock vested	39	—	—					—
Balances as of March 31, 2018	54,490	$545	$757,438	(9,685)	$(393,175)	$13,211	$403,623	$781,642

Balances as of December 31, 2018	55,347	$553	$821,205	(12,927)	$(489,083)	$(12,814)	$406,247	$726,108
Effect from the adoption of ASC 842							(719)	(719)
Comprehensive loss, net of tax						(794)	(18,663)	(19,457)
Stock repurchases				(91)	(2,470)			(2,470)
Stock-based compensation			9,274					9,274
Stock issued pursuant to ESPP	212	2	4,752					4,754
Restricted stock vested	339	$4	$(4)					—
Balances as of March 31, 2019	55,898	$559	$835,227	(13,018)	$(491,553)	$(13,608)	$386,865	$717,490

See accompanying notes to condensed consolidated financial statements.

Electronics For Imaging, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
(in thousands)	2019	2018
Cash flows from operating activities:
Net loss	$(18,663)	$(3,595)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	17,217	17,106
Deferred taxes	(11,736)	10,638
Provisions for bad debt and sales-related allowances	(467)	(1,219)
Provision for inventory obsolescence	2,355	1,650
Stock-based compensation expense	9,274	6,770
Non-cash accretion of interest expense on convertible notes and imputed financing obligation	4,802	3,802
Change in fair value of contingent consideration, including accretion	2,006	(1,459)
Payment of contingent obligations	(464)	(26)
Net change in derivative assets and liabilities	714	1,271
Other non-cash charges	577	386
Changes in operating assets and liabilities	(24,491)	(29,031)
Net cash provided by (used in) operating activities	(18,876)	6,293
Cash flows from investing activities:
Proceeds from sales and maturities of short-term investments	102,006	7,318
Purchases, net of proceeds from sales, of property and equipment	(2,711)	(4,214)
Businesses purchased, net of cash acquired	—	(252)
Net cash provided by investing activities	99,295	2,852
Cash flows from financing activities:
Proceeds from issuance of common stock	4,754	5,010
Purchases of treasury stock and net share settlements	(2,470)	(17,601)
Repayment of acquisition-related debt	(1,437)	(254)
Contingent consideration payments related to businesses acquired	(2,252)	(698)
Net cash used in financing activities	(1,405)	(13,543)
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash equivalents	180	332
Increase (decrease) in cash, cash equivalents, and restricted cash equivalents	79,194	(4,066)
Cash, cash equivalents, and restricted cash equivalents at beginning of period	348,861	202,876
Cash, cash equivalents, and restricted cash equivalents at end of period	$428,055	$198,810

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

These condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("U.S.") and (“GAAP”) for interim financial information, rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements, and accounting policies consistent in all material respects with those applied in preparing our audited annual consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”), except for the adoption of ASC 842 as described below. These condensed consolidated financial statements and accompanying notes should be read in conjunction with our annual consolidated financial statements and notes included in the 2018 Form 10-K. In the opinion of management, these condensed consolidated financial statements reflect all adjustments, including normal recurring adjustments, management considers necessary for the fair presentation of our financial position, operating results, comprehensive income (loss), and cash flows for the interim periods presented. Our results for the interim periods are not necessarily indicative of results to be expected for the entire year.

On April 14, 2019, the Company entered into a definitive agreement and plan of merger to be acquired by an affiliate of Siris Capital Group, LLC (“Siris”). See Note 2 – Business Acquisitions for further details.

Recently Adopted Accounting Pronouncements

Leases. On January 1, 2019, we adopted FASB ASU No. 2016-02, Leases (ASC 842), as amended, which supersedes the lease accounting guidance under Topic 840, and generally requires lessees to recognize operating and financing lease liabilities and corresponding right-of-use ("ROU") assets on the balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. We adopted the new guidance using the modified retrospective transition approach by applying the new standard to all leases existing at the date of initial application and not restating comparative periods. The standard had a material impact on our Condensed Consolidated Balance Sheet, but did not materially affect our Condensed Consolidated Statements of Operations or of Cash Flows. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases.

We elected the package of practical expedients permitted under the transition guidance, which allowed us to carryforward our historical lease classification, our assessment on whether a contract was or contains a lease, and our initial direct costs for leases that existed prior to January 1, 2019. We also elected to combine our lease and non-lease components and to not recognize ROU assets and lease liabilities for leases with an initial term of 12 months or less. We elected not to adopt the hindsight practical expedient when determining lease term and assessing impairment of ROU assets.

We determine if an arrangement is a lease at inception. We evaluate classification of leases at commencement and as necessary at modification. As of March 31, 2019, we did not have any finance leases as lessee. Operating leases are included in operating lease right-of-use assets, net, operating lease liabilities – current, and operating lease liabilities – noncurrent on the Condensed Consolidated Balance Sheets. ROU assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease.

Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit interest rate, we use our incremental borrowing rate based on the information available at commencement in determining the present value of lease payments. The ROU asset also includes any lease payments made prior to commencement and is recorded net of any lease incentives received. Variable lease payments are expensed as incurred and are not included within the ROU asset and lease liability calculation. Variable lease payments primarily include reimbursements of costs incurred by lessors for common area maintenance, utilities, and fuel and vehicle maintenance charges. Our leases may include options to extend or terminate the lease. The lease terms are determined using the noncancellable period, including any rent-free periods provided by the lessor, and reflect options to extend or terminate the lease when it is reasonably certain that we will exercise that option. At lease inception, and in subsequent periods as necessary, we estimate the lease term based on an assessment of extension and termination options that are reasonably certain to be exercised. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Electronics For Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Continued)

We do not separate non-lease components from lease components for all underlying classes of assets. In addition, the Company does not recognize ROU assets and lease liabilities for short-term leases, which have a lease term of twelve months or less and do not include an option to purchase the underlying asset that we are reasonably certain to exercise.

Upon adoption, we recorded a cumulative effect adjustment to retained earnings of $0.7 million, net of a tax adjustment of $0.1 million, related to immaterial leases that we did not recognize in the Consolidated Statements of Operations on a straight-line basis under ASC 840. See Note 11 – Leases, for additional disclosures required upon adopting the standard.

The cumulative effect of the adjustments made to the Company's Condensed Consolidated Balance Sheet as of the adoption date is detailed as follows (in thousands):

	December 31, 2018	Adjustments to Adopt ASC 842	January 1, 2019
	As Reported		As Adjusted
Assets:
Other current assets	$44,623	$(1,626)	$42,997
Operating lease right-of-use assets	—	36,863	36,863
Total assets	1,499,034	35,237	1,534,271

Liabilities:
Accrued and other liabilities	79,323	(2,000)	77,323
Operating lease liabilities – current	—	8,720	8,720
Operating lease liabilities – noncurrent	—	29,236	29,236
Total liabilities	772,926	35,956	808,882

Stockholders' equity:
Retained earnings	406,247	(719)	405,528
Total stockholders' equity	726,108	(719)	725,389

Significant Accounting Policies

There have been no other material changes in our significant accounting policies, as compared to the significant accounting policies described in our 2018 Form 10-K.

Note 2.    Business Acquisitions

Proposed Acquisition

On April 14, 2019, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with East Private Holdings II, LLC, (“Parent”) and East Merger Sub, Inc., a wholly owned subsidiary of Parent (“Merger Sub”), providing for the merger of Merger Sub with and into the Company (the “Merger”), with the Company continuing as the surviving company of the merger and a wholly owned subsidiary of Parent. Parent and Merger Sub are affiliates of the Siris Funds (as defined below). The all-cash transaction is valued at approximately $1.7 billion.

Subject to the terms and conditions set forth in the Merger Agreement, each share of the Company’s common stock outstanding immediately prior to the Merger will automatically be cancelled, extinguished and converted into the right to receive $37.00 per share in cash, without interest, and less any applicable withholding taxes (the “Merger Consideration”), (other than shares held by (a) the Company as treasury stock, (b) owned by the Parent or Merger Sub, (c) owned by any direct or wholly owned subsidiary of the Company, or (d) stockholders of the Company who properly exercised their appraisal rights under the General Corporation Law of the state of Delaware.

In addition, at or immediately prior to the effective time of the Merger, each of the Company’s outstanding restricted stock units that is subject to time-based vesting requirements only (“RSU”) and each of the Company’s outstanding restricted stock units that is subject to both time-based and performance-based vesting requirements (“PSU”) will be treated, as follows: (1) each RSU that is currently

Electronics For Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Continued)

outstanding as of immediately prior to the effective time of the Merger that is vested or scheduled to vest within 12 months after the closing of the Merger (the “Closing”) will be converted into the right to receive the Merger Consideration promptly following the Closing; (2) each other RSU will be assumed and converted into the right to the Merger Consideration, subject to applicable tax withholding, in accordance with its existing vesting schedule and applicable terms and conditions immediately prior to the effective time of the Merger, including the holder’s continued employment or service through the applicable vesting date; (3) each PSU granted pursuant to the Company’s 2019 annual bonus program will be assumed and converted into the right to receive the Merger Consideration, subject to applicable tax withholding, in accordance with its existing vesting schedule and applicable terms and conditions immediately prior to the effective time of the Merger, including achievement of the applicable performance goals and the holder’s continued employment or service through the applicable vesting date; (4) each other PSU (“LTIP PSU”), to the extent it would vest if the target level of performance established for the award had been attained, will be assumed and converted into a right to receive the Merger Consideration, subject to applicable tax withholding, in accordance with the time-based vesting schedule for the award (but in no event earlier than the end of the applicable performance period) and the applicable terms and conditions immediately prior to the effective time of the Merger (other than the performance-based vesting conditions), including the holder’s continued employment through the applicable vesting date; and (5) each LTIP PSU, to the extent eligible to vest only if the target level of performance under the award was exceeded and held by an individual employed by the Company or one of its subsidiaries at the effective time of the Merger, will be assumed and converted into the right to receive the Merger Consideration, subject to applicable tax withholding, in accordance with the applicable terms and conditions immediately prior to the effective time of the Merger, including the time-based and performance-based vesting requirements applicable to the award, and any such LTIP PSU held by an individual not employed by the Company or one of its subsidiaries at the effective time of the Merger will be cancelled without payment at the effective time of the Merger. Any PSUs as to which the applicable performance period has ended prior to the effective time of the Merger and that remain subject only to time-based vesting conditions will be treated as RSUs as described above. In addition, at or immediately prior to the effective time of the Merger, each of the Company’s stock options (whether vested or unvested) will be cancelled and converted into the right to receive, for each of the Company’s common stock subject to the option, the Merger Consideration less the per-share exercise price of the option (with any option that has a per-share exercise price equal to or greater than the Merger Consideration being cancelled without payment at the effective time of the Merger), subject to applicable tax withholding. In each case, any existing provisions for accelerated vesting of Company equity awards in connection with the transaction or in connection with a severance event under an employment or similar agreement will continue in effect in accordance with their terms.

Completion of the Merger is subject to the satisfaction of several conditions, including: (i) adoption of the Merger Agreement by the requisite vote of the Company’s stockholders; (ii) the expiration or termination of any applicable waiting period relating to the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act"); and (iii) certain other customary conditions. On May 3, 2019, the U. S. Federal Trade Commission granted early termination of the waiting period under the HSR Act.

During the period beginning on the date of the Merger Agreement until 12:01 am New York time on May 29, 2019 (the “Go-Shop Period), the Company may solicit alternative acquisition proposals from third parties and will have the right to terminate the Merger Agreement to enter into a superior proposal subject to the terms and conditions of the Merger Agreement. If the Company terminates the Merger Agreement for the purpose of entering into an agreement in respect of a superior proposal during the Go-Shop Period, the Company must pay a termination fee of $25.4 million to Parent. If there is a superior proposal, the Merger Agreement provides Parent with a customary right to attempt to match a superior proposal.

The Merger Agreement contains certain termination rights for each of the Company and Parent, and further provides that, upon termination of the Merger Agreement, under specified circumstances, the Company may be required to pay Parent a termination fee of either $25.4 million as described above, or $59.2 million or the Parent may be required to pay the Company a reverse termination fee of $109.9 million.

Parent has obtained (i) equity financing commitments from Siris Partners IV, L.P. and Siris Partners IV Parallel, L.P. (collectively, the “Siris Funds”), and (ii) debt financing commitments from certain financial institutions for the purpose of, among other things, funding the aggregate Merger Consideration. Pursuant to a limited guarantee delivered by the Siris Funds to the Company, the Siris Funds have also agreed to guarantee Parent’s obligation to pay any termination fee or damages awards to the Company and to reimburse the Company with respect to certain expenses in connection with the Merger, in each case as required by the Merger Agreement.

The Merger Agreement has been adopted by the board of directors of the Company, and the board of directors of the Company has recommended that the stockholders of the Company adopt the Merger Agreement. The Merger is expected to close in the third quarter of 2019, subject to satisfaction of the closing conditions. If the Merger is completed, our common stock will be delisted from Nasdaq

Electronics For Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Continued)

and deregistered under the Securities Exchange Act of 1934, as amended, and we will no longer file periodic reports with the Securities and Exchange Commission.

Acquisition of BDR Boya Kimya San.Tic. A.S.

On May 3, 2019, we acquired BDR Boya Kimya San.Tic. A.S. ("BDR"), a digital textile ink development and manufacturing company based in Turkey. BDR will expand the Company's digital textile ink offerings as well as providing a low-cost manufacturing facility for ink.

Note 3.     Net Loss Per Share

Net income (loss) per basic common share is computed using the weighted average number of common shares outstanding during the period. Net income (loss) per diluted common share is computed using the weighted average number of common and dilutive potential common shares outstanding during the period. Potential common shares result from the assumed exercise of outstanding common stock options having a dilutive effect using the treasury stock method, non-vested shares of RSUs having a dilutive effect, non-vested PSUs for which the performance criteria have been met, shares to be purchased under our Employee Stock Purchase Plan (“ESPP”) having a dilutive effect, the assumed release of shares for the expected satisfaction of contingent consideration based on achievement of specified performance criteria related to the acquisition of Corrugated Technologies, Inc. (“CTI”), the assumed conversion of our notes having a dilutive effect using the treasury stock method when the stock price exceeds the conversion price of our 0.75% Convertible Senior Notes due 2019 (“2019 Notes”) and 2.25% Convertible Senior Notes due 2023 (“2023 Notes” and together with the 2019 Notes, the “Notes”), as well as the dilutive effect of our warrants when the stock price exceeds the warrant strike price. Our stock price has not exceeded the conversion price of the Notes or the strike price of the warrants during any periods presented. Any potential shares that are anti-dilutive are excluded from the effect of dilutive securities.

PSUs and market-based restricted stock units that would be issuable if the end of the reporting period were the end of the vesting period, if the result would be dilutive, are assumed to be outstanding for purposes of determining net income per diluted common share as of the later of the beginning of the period or the grant date. Accordingly, PSUs, which vested on various dates during the three months ended March 31, 2019 and 2018, based on achievement of specified performance criteria related to revenue, cash flows from operating activities, and non-GAAP operating income targets, are included in the determination of net income per diluted common share as of the beginning of each period.

Basic and diluted net loss per share are reconciled as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
Basic and Diluted Net Loss per Share	2019	2018
Basic net loss per share:
Net loss	$(18,663)	$(3,595)
Weighted average common shares outstanding	42,614	45,030
Basic net loss per share	$(0.44)	$(0.08)
Diluted net loss per share:
Net loss	$(18,663)	$(3,595)
Weighted average common shares outstanding	42,614	45,030
Weighted average common shares outstanding for purposes of computing diluted net loss per share	42,614	45,030
Diluted net loss per share	$(0.44)	$(0.08)

Electronics For Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Continued)

Potential shares of common stock that were not included in the determination of diluted net loss per share because the impact of including them would have been anti-dilutive or performance conditions have not been met, consisted of the following (in thousands):

	Three Months Ended March 31,
Potential Shares Excluded from Diluted Net Loss per Share Computation	2019	2018
Options	28	69
RSUs & PSUs	1,183	751
ESPP purchase rights	1,281	862
Total potential shares of common stock excluded from the computation of diluted net loss per share	2,492	1,682

The weighted-average number of common shares outstanding does not include the effect of the potential common shares from conversion of our Notes and exercise of our warrants because the effect would have been anti-dilutive since the conversion price of the Notes and the strike price of the warrants exceeded the average market price of our common stock. We have the option to pay cash, issue shares of common stock, or any combination thereof for the aggregate amount due upon conversion of the Notes. Our intent is to settle the principal amount of the Notes in cash upon conversion. As a result, only amounts payable in excess of the principal amount of the Notes are considered in diluted net income (loss) per share under the treasury stock method. The Note Hedges are not included in the calculation of diluted net loss per share because the effect of any exercise of the Note Hedges would be anti-dilutive. Please refer to Note 10 – Debt for additional information and definitions.

Note 4.     Segment Information

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

Productivity Software consists of a complete software suite that enables efficient and automated end-to-end business and production workflows for the print and packaging industries. This Productivity Suite also provides tools to enable revenue growth, efficient scheduling, and optimization of processes, equipment, and personnel. Customers are provided the financial and technical flexibility to deploy locally within their business or to be hosted in the cloud. The Productivity Suite addresses all segments of the print industry and consists of the: (i) Packaging Suite, with Radius at its core, for tag & label, cartons, and flexible packaging businesses; (ii) Corrugated Packaging Suite, with CTI at its core, for corrugated packaging businesses, including corrugated control capability using EFI Escada; (iii) Enterprise Commercial Print Suite, with Monarch at its core, for enterprise print businesses; (iv) Publication Print Suite, with Monarch or Technique at its core, for publication print businesses; (v) Midmarket Print Suite, with Pace at its core, for medium size print businesses; (vi) Quick Print Suite, with PrintSmith Vision and essential capabilities of Digital StoreFront at its core, for small printers and in-plant sites; and (vii) Value Added Products, available with the suite and standalone, such as web-to-print, e-commerce, cross media marketing, warehousing, fulfillment, shop floor data collection, and shipping to reduce costs, increase profits, and offer new products and services to their existing and future customers. We also market Optitex computer-aided fashion design software, which facilitates fast fashion and increased efficiency in the textile and fashion industries.

Fiery consists of Fiery and FreeFlow Print Server (“FFPS”), which was acquired from Xerox Corporation (“Xerox”), that transform digital copiers and printers into high performance networked printing devices for the office, commercial and industrial printing markets. This operating segment is comprised of (i) stand-alone Digital Front Ends ("DFEs") connected to digital printers, copiers, and other peripheral devices, (ii) embedded DFEs and design-licensed solutions used in digital copiers and multi-functional devices, (iii) optional software integrated into our DFE solutions such as Fiery Central, and Graphics Arts Package, (iv) Fiery Self Serve, our self-service and payment solution, and (v) stand-alone software-based solutions such as our proofing, textile, and scanning solutions.

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

Our revenue and gross profit (i.e., gross profit excluding stock-based compensation expense) by operating segment are summarized as follows (in thousands):

	Three Months Ended March 31,
Segment Revenue and Gross Profit	2019	2018
Industrial Inkjet
Revenue	$130,423	$142,209
Gross profit	44,312	49,707
Gross profit percentage	34.0%	35.0%
Productivity Software
Revenue	$39,512	$43,775
Gross profit	28,333	31,413
Gross profit percentage	71.7%	71.8%
Fiery
Revenue	$53,780	$53,882
Gross profit	37,959	38,755
Gross profit percentage	70.6%	71.9%

Operating segment profit is reconciled to our Condensed Consolidated Statements of Operations as follows:

	Three Months Ended March 31,
(in thousands)	2019	2018
Segment gross profit	$110,604	$119,875
Stock-based compensation expense	(785)	(768)
Gross profit	$109,819	$119,107

Tangible and intangible assets, net of liabilities, are summarized by operating segment as follows:

(in thousands)	Industrial Inkjet	Productivity Software	Fiery	Unallocated Net Assets	Total
March 31, 2019
Goodwill	$147,568	$169,728	$73,904	$—	$391,200
Identified intangible assets, net	32,514	19,450	13,193	—	65,157
Tangible assets, net of liabilities	257,339	(9,102)	27,054	(14,158)	261,133
Net tangible and intangible assets	$437,421	$180,076	$114,151	$(14,158)	$717,490

December 31, 2018
Goodwill	$147,932	$168,186	$73,991	$—	$390,109
Identified intangible assets, net	38,782	21,677	14,263	—	74,722
Tangible assets, net of liabilities	234,689	(12,747)	21,092	18,243	261,277
Net tangible and intangible assets	$421,403	$177,116	$109,346	$18,243	$726,108

Corporate and unallocated net assets primarily consist of cash and cash equivalents, restricted cash equivalents, corporate headquarters facility, convertible senior notes, income taxes receivable, and income taxes payable.

Electronics For Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Continued)

Note 5.     Revenue

We derive our revenue primarily from product revenue, which includes industrial digital inkjet printers, ink, and parts; print production software; and DFEs. We receive service revenue from printer maintenance agreements, customer support, training, software development, and consulting.

The following table presents our disaggregated revenue by source, excluding sales and usage-based taxes:

Revenue by Major Products and Services	Three Months Ended March 31, 2019				Three Months Ended March 31, 2018
(in thousands)	Industrial Inkjet	Productivity Software	Fiery	Total	Industrial Inkjet	Productivity Software	Fiery	Total
Industrial Inkjet
Printers and parts	$75,905	$—	$—	$75,905	$88,374	$—	$—	$88,374
Ink, supplies, and maintenance	54,518	—	—	54,518	53,835	—	—	53,835
Productivity Software
Licenses	—	9,608	—	9,608	—	12,656	—	12,656
Professional services	—	7,592	—	7,592	—	7,545	—	7,545
Maintenance and subscriptions	—	22,312	—	22,312	—	23,574	—	23,574
Fiery
Digital front ends and related products	—	—	49,573	49,573	—	—	50,096	50,096
Maintenance and subscriptions	—	—	4,207	4,207	—	—	3,786	3,786
Total	$130,423	$39,512	$53,780	$223,715	$142,209	$43,775	$53,882	$239,866
Timing of Revenue Recognition:
Transferred at a Point in Time	$124,616	$9,608	$49,573	$183,797	$137,110	$12,656	$50,096	$199,862
Transferred Over Time	5,807	29,904	4,207	39,918	5,099	31,119	3,786	40,004
Total	$130,423	$39,512	$53,780	$223,715	$142,209	$43,775	$53,882	$239,866
Recurring/Non-Recurring:
Non-Recurring	$75,905	$17,200	$49,573	$142,678	$88,374	$20,201	$50,096	$158,671
Recurring	54,518	22,312	4,207	81,037	53,835	23,574	3,786	81,195
Total	$130,423	$39,512	$53,780	$223,715	$142,209	$43,775	$53,882	$239,866

We report revenue by geographic region based on ship-to destination which is summarized as follows:

Revenue by Geographic Region	Three Months Ended March 31,
(in thousands)	2019	2018
Americas	$104,569	$117,385
Europe, Middle East, and Africa (“EMEA”)	91,159	88,175
Asia Pacific (“APAC”)	27,987	34,306
Total revenue	$223,715	$239,866

Remaining Performance Obligations

Revenue allocated to remaining performance obligations includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods (“backlog”). Remaining performance obligations were $91.8 million as of March 31, 2019, of which we expect to recognize substantially all of the revenue over the next 12 months.

Contract Balances

Timing of revenue recognition may differ from timing of invoicing to customers. Payment terms and conditions vary by contract. Deferred revenue (contract liability) represents amounts received in advance, or invoiced in advance, for software and product support contracts, consulting and integration projects, SaaS arrangements, or product sales. We defer these amounts when we collect or invoice the customer and then generally recognize revenue either ratably over the support contract term, upon performing the related services, under the cost-to-cost method, or in accordance with our revenue recognition policy. Revenue recognized during the three months ended March 31, 2019, which was included in deferred revenue as of December 31, 2018, was $28.7 million.

Electronics For Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Continued)

Unbilled accounts receivable represent contract assets for revenue that have been recognized in advance of billing the customer, which is common for long-term contracts. Billing requirements vary by contract but are generally structured around time-based milestones. Unbilled accounts receivable as of December 31, 2018, that were transferred to accounts receivable during the three months ended March 31, 2019, were $17.2 million.

The following table reflects the balances in unbilled accounts receivable and deferred revenue (in thousands):

	March 31, 2019	December 31, 2018
Unbilled accounts receivable – current	$22,684	$20,507
Unbilled accounts receivable – noncurrent	8,101	8,320
Deferred revenue – current	75,716	60,547
Deferred revenue – noncurrent	205	290

Note 6.     Supplemental Financial Statement Information

Supplemental disclosures about cash flow information are as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Net cash paid for income taxes	$1,295	$2,562
Cash paid for interest expense	1,388	1,716
Property, equipment, and intellectual property received, but not paid	1,288	999
Inventory reclassified as property and equipment, net for operating leases	4,921	—
Right of use asset recognized upon adoption of ASC 842	36,863	—
Lease liability recognized upon adoption of ASC 842	37,956	—
Non-cash changes in right of use assets and lease liabilities	279	—

Inventories

Inventories are as follows (in thousands):

	March 31, 2019	December 31, 2018
Raw materials	$58,574	$55,794
Work-in-process	13,545	12,971
Finished goods	69,761	65,583
Total	$141,880	$134,348

Assets Held for Sale

During the fourth quarter of 2017, our management approved a plan to sell approximately 31.5 acres of land and two manufacturing buildings located at One Vutek Place and 189 Waukewan Street, Meredith, New Hampshire, consisting of 163,000 total square feet. In the three months ended September 30, 2018, we sold the 189 Waukewan Street land and building for net proceeds of $1.1 million and recognized a gain of $0.1 million. The One Vutek Place land and building remained in assets held for sale at a total value of $2.8 million as of March 31, 2019 and December 31, 2018 on the Condensed Consolidated Balance Sheets and are actively being marketed.

Deferred Contract Acquisition Costs

Certain of our sales incentive programs that meet the definition of an incremental cost of obtaining a customer contract are required to be capitalized under ASC 340-40. We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year, and amortize such costs over the expected period of benefit, generally three to four years. We determined the period of benefit by taking into consideration our customer contracts, our technology, and other factors. For contracts that have durations of less than one year, we follow the practical expedient and expense these costs when incurred.

Electronics For Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Continued)

Equipment Leased to Customers Under Operating Leases, Net

Equipment leased to customers under operating leases was as follows (in thousands):

	March 31, 2019	December 31, 2018
Equipment leased to customers under operating leases	$12,170	$7,376
Accumulated depreciation	(3,815)	(3,555)
Equipment leased to customers under operating leases, net	$8,355	$3,821

Scheduled minimum future rental revenue on operating leases as of March 31, 2019 was as follows (in thousands):

Remainder of 2019	$2,213
2020	3,790
2021	1,584
2022	1,632
2023	2,900
Total	$12,119

Restricted Cash Equivalents and Investments.

We have restricted cash equivalents that are required to be maintained by the lease related to our Manchester, NH facility. The funds are deposited with MUFG Americas Capital Leasing & Finance, LLC where they are restricted as collateral until the end of the underlying building lease period in 2024. These restricted cash equivalents were $39.8 million as of both March 31, 2019 and December 31, 2018.

Product Warranty Reserves

Product warranty reserves are included in accrued and other liabilities on our Condensed Consolidated Balance Sheets (In thousands):

	Three Months Ended March 31,
	2019	2018
Beginning balance	$12,774	$16,335
Provisions, net of releases	2,433	2,972
Settlements	(3,159)	(4,501)
Ending balance	$12,048	$14,806

Accumulated Other Comprehensive Loss (“AOCL”)

AOCL classified within stockholders’ equity on our Condensed Consolidated Balance Sheets was as follows (in thousands):

	March 31, 2019	December 31, 2018
Currency translation loss	$(13,608)	$(12,814)

Amounts reclassified out of AOCL, net of tax, were immaterial for all periods presented, and consisted of unrealized gains and losses from investments in debt securities that are reported within interest and other income, net, in our Condensed Consolidated Statements of Operations.

Electronics For Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Continued)

Note 7.     Accounts Receivable

The accounts receivable allowance consisted of the following (in thousands):

Accounts Receivable Allowance	March 31, 2019	December 31, 2018
Allowance for doubtful accounts	$21,537	$21,354
Allowance for returns	4,724	4,417
Allowance for trade-ins	4,092	4,955
Allowance for sales rebates	587	1,540
Total accounts receivable allowance	$30,940	$32,266

Accounts Receivable Sale Arrangements

Trade receivables are derecognized from our Condensed Consolidated Balance Sheets when sold to third parties upon determining that such receivables are presumptively beyond the reach of creditors in a bankruptcy proceeding. Any servicing obligation is measured based on the fair value that a third party would charge to service these receivables. These servicing liabilities were determined to not be material as of March 31, 2019 and December 31, 2018.

U.S. trade receivables sold without recourse are generally short-term receivables with payment due dates of less than 10 days from the date of sale, and are subject to a servicing obligation. Trade receivables sold under these facilities were $2.4 million during the three months ended March 31, 2019, and $16.7 million during the year ended December 31, 2018, which approximates the cash received.

European trade receivables sold without recourse are generally short-term receivables secured by letters of credit with payment due dates of less than one year. Trade receivables sold under these facilities were $1.7 million during the three months ended March 31, 2019 and $10.3 million during the year ended December 31, 2018, which approximates the cash received.

We report collections from the sale of trade receivables to third parties as operating cash flows in the Condensed Consolidated Statements of Cash Flows.

Financing Receivables

Our financing receivables consist of sales-type lease and trade receivables that have an original contractual maturity in excess of one year. Sales-type lease receivables are included within other current assets and other assets, while trade receivables are included in accounts receivable, net and in other assets. Our financing receivables are summarized as follows (in thousands):

Financing Receivables	March 31, 2019	December 31, 2018
Sales-type lease receivables	$30,140	$31,201
Trade receivables	23,829	14,681
Total financing receivables	$53,969	$45,882

Scheduled to be received in excess of one year	$28,500	$29,470

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

We consider all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. Typically, the cost of these investments approximates fair value. Marketable investments with a maturity greater than three months are classified as available-for-sale short-term investments. Available-for-sale securities are stated at fair value and, as of December 31, 2018, any unrealized gains and losses were included in the Condensed Consolidated Statement of Operations. Realized

Electronics For Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Continued)

gains and losses on sales or maturities of financial instruments are recognized upon sale of the investments using the specific identification method.

Our available-for-sale short-term investments are summarized as follows (in thousands):

Available-for-Sale Short-Term Investments	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
March 31, 2019
Total short-term investments	$—	$—	$—	$—
December 31, 2018
U.S. Government and sponsored entities	$50,329	$—	$—	$50,329
Corporate debt securities	47,434	—	—	47,434
Municipal securities	379	—	—	379
Asset-backed securities	4,091	—	—	4,091
Mortgage-backed securities – residential	116	—	—	116
Total short-term investments	$102,349	$—	$—	$102,349

In the three months ended December 31, 2018 we determined that it was more likely than not we would sell a substantial portion of our available for sale securities and recognized an unrealized loss of $0.9 million which was reported in interest income and other income, net in the Consolidated Statements of Operations. Accordingly, there were no unrecognized losses in the investment portfolio as of December 31, 2018. In the three months ended March 31, 2019, we sold all of our available for sale securities, recognizing an insignificant gain. As of March 31, 2019, we own no short-term investments.

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

Electronics For Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Continued)

Our assets and liabilities measured at fair value by levels within the fair value hierarchy are summarized as follows:

	March 31, 2019				December 31, 2018
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$230	$—	$—	$230	$28,715	$—	$—	$28,715
U.S. Government and sponsored entities	—	—	—	—	28,885	21,444	—	50,329
Corporate debt securities	—	—	—	—	—	47,434	—	47,434
Municipal securities	—	—	—	—	—	379	—	379
Asset-backed securities	—	—	—	—	—	4,036	55	4,091
Mortgage-backed securities – residential	—	—	—	—	—	116	—	116
Derivative assets	—	3,244	—	$3,244	—	3,468	—	$3,468
Total	$230	$3,244	$—	$3,474	$57,600	$76,877	$55	$134,532
Liabilities:
Contingent consideration, current and noncurrent	$—	$—	$10,017	$10,017	$—	$—	$10,501	$10,501
Self-insurance	—	—	841	841	—	—	840	840
Derivative liabilities	—	3,889	—	3,889	—	3,399	—	3,399
Total	$—	$3,889	$10,858	$14,747	$—	$3,399	$11,341	$14,740

Money market funds are classified as cash equivalents and are classified as Level 1 because these securities are actively traded at $1.00 net asset value. Investments are generally classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices or alternative pricing sources with reasonable levels of price transparency. Investments in U.S. Treasury obligations are classified as Level 1 because these securities are valued based on quoted prices in active markets. There were no transfers between Level 1 and 2 during the three months ended March 31, 2019 and 2018.

Government agency investments and corporate debt instruments, including investments in asset-backed and mortgage-backed securities, have generally been classified as Level 2 because markets for these securities are less active or valuations for such securities utilize significant inputs, which are directly or indirectly observable. We held asset-backed securities with income payments derived from and collateralized by a specified pool of underlying assets. Asset-backed securities in the portfolio were predominantly collateralized by credit cards and auto loans.

Liabilities for Contingent Consideration

Acquisition-related liabilities for contingent consideration (i.e., earnouts) as of March 31, 2019 are related to our prior acquisitions. The fair value of these earnouts is estimated to be $10.0 and $10.5 million as of March 31, 2019, and December 31, 2018, respectively, by applying the income approach in accordance with ASC 805-30-25-5. Key assumptions include risk-free discount rates between 0.6% and 5.0%, as well as probability-adjusted revenue, gross profit, and direct operating income using the Monte Carlo valuation method. Probability-adjusted revenue, gross profit, and direct operating income are significant inputs that are not observable in the market and are therefore classified as Level 3 inputs. These contingent liabilities have been reflected in the Condensed Consolidated Balance Sheet as of March 31, 2019, as current and noncurrent liabilities of $9.8 and $0.2 million, respectively.

Electronics For Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Continued)

Changes in the fair value of contingent consideration are summarized as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Liability for Contingent Consideration
Beginning balance	$10,501	$35,702
Changes in valuation	1,986	(1,459)
Earnout accretion	21	230
Payments and settlements	(2,716)	(724)
Foreign currency adjustment	225	246
Ending balance	$10,017	$33,995

The Generation Digital earnout liability valuation increased during the three months ended March 31, 2019 by $2.0 million based on actual and updated forecasted financial performance data. Earnout payments of $2.7 million during the three months ended March 31, 2019 primarily related to the Escada contingent consideration liability. During the three months ended March 31, 2018, the Generation Digital and Shuttleworth earnout liability valuations decreased based on actual and forecasted financial performance data. Earnout payments primarily related to the Shuttleworth contingent consideration liability.

Since the primary inputs to the fair value measurement of contingent consideration liabilities are the probability-adjusted revenue and discount rate, we reviewed the sensitivity of the fair value measurement to changes in these inputs. We assessed the probability of achieving the revenue and profitability performance targets for contingent consideration associated with each acquisition at percentage levels between 50% and 100% as of each respective acquisition date based on an assessment of the historical performance of each acquired entity, our current expectations of future performance, and other relevant factors. A change in probability-adjusted revenue of five percentage points from the level assumed in the current valuations would result in an increase in the fair value of contingent consideration of $0.9 million or a decrease of $0.2 million. A change in the discount rate of one percentage point would result in an immaterial change in the fair value of contingent consideration. The potential undiscounted amount of contingent consideration that we could be required to pay related to our business acquisitions, beyond amounts currently accrued, is $17.2 million as of March 31, 2019.

Fair Value of Derivative Instruments

We utilize the income approach to measure the fair value of our derivative assets and liabilities. The income approach uses pricing models that rely on market observable inputs such as yield curves, currency exchange rates, and forward prices, and are therefore classified as Level 2 measurements. The notional amount of our derivative assets and liabilities was $186.6 and $191.8 million as of March 31, 2019 and December 31, 2018, respectively.

Fair Value of Convertible Senior Notes

In September 2014, we issued $345 million aggregate principal amount of convertible senior notes. The 2019 Notes are carried at their original issuance value, net of unamortized debt discount, and are not marked to market each period. The fair value of the 2019 Notes as of March 31, 2019 was approximately $336 million and was considered as a Level 2 fair value measurement. Fair value was estimated based upon actual quotations obtained at the end of the reporting period or the most recent date available. A substantial contributing factor to the market value of our 2019 Notes is the conversion premium.

In November 2018, we issued $150 million aggregate principal amount of convertible senior notes. The 2023 Notes are carried at their original issuance value, net of unamortized debt discount, and are not marked to market each period. The fair value of the 2023 Notes as of March 31, 2019 was approximately $150 million and was considered a Level 2 fair value measurement. Fair value was estimated based upon actual quotations obtained at the end of the reporting period or the most recent date available. A substantial contributing factor to the market value of our 2023 Notes is the conversion premium.

Electronics For Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Continued)

Note 9.     Derivatives and Hedging

We are exposed to market risk and foreign currency exchange risk from changes in foreign currency exchange rates, which could affect operating results, financial position, and cash flows. We manage our exposure to these risks through our regular operating and financing activities and, when appropriate, through use of derivative financial instruments. These derivative financial instruments are used to hedge monetary assets and liabilities, intercompany balances, trade receivables, and to reduce earnings and cash flow volatility resulting from shifts in foreign currency exchange rates. Our objective is to offset the remeasurement gains and losses resulting from these exposures with losses and gains on the derivative contracts used to hedge them, thereby reducing volatility of earnings or protecting fair values of assets and liabilities. We do not have any leveraged derivatives, nor do we use derivative contracts for speculative purposes. We present the fair value of all open derivative instruments, including any embedded in other contracts, as assets or liabilities on our Condensed Consolidated Balance Sheets. The related cash flow impacts of our derivative contracts are reflected as cash flows from operating activities.

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

Balance Sheet Hedges

Our forward contracts are not designated for hedge accounting treatment since there is a natural offset for the remeasurement of the underlying foreign currency denominated asset or liability. We recognize changes in the fair value of non-designated derivative instruments in earnings in the period of change. Gains and losses on foreign currency forward contracts used to hedge balance sheet exposures are recognized in interest income and other income, net, in the same period as the remeasurement gain or loss of the related foreign currency denominated assets and liabilities. Our forward contracts not designated for hedge accounting treatment consisted of hedges of Australian dollar, British pound sterling, Brazilian real, Canadian dollar, Chinese renminbi, Euro, Israeli shekel, and Japanese yen.

These balance sheet hedges cover currency exposures in the following line items in the notional amounts indicated (in thousands):

Balance sheet categories	March 31, 2019	December 31, 2018
Accounts Receivable	$51,047	$52,200
Other assets and liabilities, net	40,267	40,400
Intercompany balances	95,256	99,200
Total	$186,570	$191,800

Electronics For Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Continued)

Note 10.     Debt

Our debt primarily consisted of convertible senior notes summarized as follows (in thousands):

Convertible Senior Notes	March 31, 2019	December 31, 2018
2019 Notes (Maturing September 1, 2019)
Principal amount	$345,000	$345,000
Debt discount, net of amortization	(5,795)	(9,366)
Debt issuance costs, net of amortization	(971)	(1,360)
Convertible senior notes – current	$338,234	$334,274

2023 Notes (Maturing November 15, 2023)
Principal amount	$150,000	$150,000
Debt discount, net of amortization	(26,463)	(27,653)
Debt issuance costs, net of amortization	(3,502)	(3,659)
Convertible senior notes – non-current	$120,035	$118,688

0.75% Convertible Senior Notes Due 2019

In September 2014, we issued $345.0 million principal amount of the 2019 Notes. The initial conversion rate is 18.9667 shares of common stock per $1,000 principal amount of 2019 Notes, which is equivalent to an initial conversion price of approximately $52.72 per share of common stock. Upon conversion of the 2019 Notes, holders will receive cash, shares of common stock or a combination thereof, at our election. As of March 31, 2019, none of the conditions allowing holders of the 2019 Notes to convert had been met. The 2019 Notes mature on September 1, 2019. Our intent is to settle the principal amount of the Notes in cash. If the conversion value exceeds the principal amount, we would deliver shares of our common stock for our conversion obligation in excess of the aggregate principal amount. The cash payment of the principal amount will be presented as financing cash flow while the discount portion will be operating cash flow on our Statements of Cash Flows.

If the proposed transaction with an affiliate of Siris is completed (See Note 2 – Business Acquisitions) prior to the maturity date of the 2019 Notes, we will be required to repay the principal amount of the 2019 Notes, as well as a make-whole amount, in cash at the closing date of the transaction. Under the terms of the 2019 Notes, we estimate the total cash payment would be approximately $345.0 million.

We allocated the total transaction costs incurred in the issuance of the 2019 Notes to the liability and equity components based on their relative values. Issuance costs of $7.0 million attributable to the original $281.4 million liability component are being amortized to expense over the term of the 2019 Notes, and issuance costs of $1.6 million attributable to the original $63.6 million equity component were offset against the equity component in stockholders’ equity. Additionally, we recorded a deferred tax liability of $23.7 million on the debt discount, which is not deductible for tax purposes.

2.25% Convertible Senior Notes Due 2023

In November 2018, we issued $150 million aggregate principal amount of the 2023 Notes. Of the $145 million total net proceeds, we used $40.0 million for concurrent stock repurchases. The 2023 Notes are senior unsecured obligations and were issued at par with interest payable semiannually in arrears on May 15 and November 15 of each year, commencing May 15, 2019. The 2023 Notes will mature on November 15, 2023. The initial conversion rate is 28.0128 shares of common stock per $1,000 principal amount of the 2023 Notes, which is equivalent to an initial conversion price of approximately $35.70 per share of common stock. Upon conversion of the 2023 Notes, holders will receive cash, shares of common stock, or a combination thereof, at our election. Our intent is to settle the principal amount of the 2023 Notes in cash upon conversion. If the conversion value exceeds the principal amount, we intend to deliver shares of our common stock for our conversion obligation in excess of the aggregate principal amount. As of March 31, 2019, none of the conditions allowing holders of the 2023 Notes to convert had been met.

If the proposed transaction with an affiliate of Siris is completed (See Note 2 – Business Acquisitions), we will be required to repay the principal amount of the 2023 Notes, plus the cash value of any share price in excess of the initial conversion price, plus a make-

Electronics For Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Continued)

whole payment in cash for the early redemption, on the closing date of the transaction. Under the terms of the 2023 Notes, we estimate the total cash payment would be approximately $179.1 million.

We allocated the total transaction costs incurred in the issuance of the 2023 Notes to the liability and equity components based on their relative values. Issuance costs of $3.7 million attributable to the original $122.0 million liability component are being amortized to expense over the term of the Notes, and issuance costs of $0.9 million attributable to the original $28.0 million equity component were offset against the equity component in stockholders’ equity. Additionally, we recorded a deferred tax liability of $6.6 million on the debt discount, which is not deductible for tax purposes.

The equity components of the Notes as of March 31, 2019 and December 31, 2018 are summarized as follows (in thousands):

	2019 Notes	2023 Notes
Equity component	$63,643	$28,045
Less: debt issuance costs allocated to equity	(1,582)	(853)
Greenshoe option value	568	—
Tax effects	485	(6,619)
Equity component, net	$63,114	$20,573

Interest expense recognized on the Notes was as follows (in thousands):

Interest Expense	Three Months Ended March 31,
	2019	2018
2019 Notes
0.75% coupon	$647	$647
Amortization of debt discount	3,571	3,355
Amortization of debt issuance costs	389	397
Interest expense on 2019 Notes	$4,607	$4,399

2023 Notes
2.25% Coupon	$844	$—
Amortization of debt discount	1,190	—
Amortization of debt issuance costs	157	—
Interest expense on 2023 Notes	$2,191	$—

Note Hedges

We paid an aggregate of $63.9 million in convertible note hedge transactions with respect to our common stock (“Note Hedges”) in September 2014 in conjunction with the issuance of the 2019 Notes. The Note Hedges will expire upon maturity of the 2019 Notes. The Note Hedges are intended to offset the potential dilution upon conversion and/or offset any cash payments we are required to make in excess of the principal amount upon conversion of the 2019 Notes in the event that the market value per share of our common stock, as measured under the terms of the Note Hedges, is greater than the strike price of the Note Hedges. The strike price of the Note Hedges initially corresponded to the conversion price of the 2019 Notes and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion price of the 2019 Notes. The Note Hedges are separate transactions and are not part of the 2019 Notes. Holders of the 2019 Notes do not have any rights with respect to the Note Hedges.

Electronics For Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Continued)

Warrants

Concurrently with entering into the Note Hedges, we separately sold warrants to acquire shares of our common stock at a strike price of $68.86 per share (the "Warrants"), in conjunction with the issuance of the 2019 Notes. We received aggregate proceeds of $34.5 million from the sale of the Warrants. If the average market value per share of our common stock for the reporting period, as measured under the Warrants, exceeds the strike price of the Warrants, the Warrants will have a dilutive effect on our earnings per share. The Warrants are separate transactions and are not part of the 2019 Notes or the Note Hedges and are accounted for as a component of additional paid-in capital. Holders of the 2019 Notes and Note Hedges do not have any rights with respect to the Warrants. If the proposed transaction with an affiliate of Siris is completed (See Note 2 – Business Acquisitions ), we will be required to repurchase the warrants for approximately $4.6 million on the date of the transaction.

Revolving Credit Agreement

In January 2019, we entered into a 5-year $150.0 million revolving credit agreement with an option for an additional $50.0 million, subject to certain requirements. Interest is variable with a premium applied to an index rate. The amount of the premium varies based on our net leverage ratio. Interest is due monthly on any borrowings, and a commitment fee is assessed on the portion of the facility that is not utilized. This credit facility is secured by substantially all of our domestic assets and the pledge of 65% of the stock of our foreign subsidiaries. The agreement contains various affirmative and negative covenants, as well as three financial covenants based on leverage and interest coverage ratios. As of March 31, 2019, the Company was in compliance with the financial covenants under this agreement.

The issuance cost of $0.8 million incurred on this facility was recorded in other long-term assets and is being amortized on a straight-line basis over the 5-year term of this agreement. There were no borrowings outstanding under the facility at March 31, 2019.

Note 11.    Leases

We lease facilities and equipment under non-cancellable operating leases that have remaining lease terms of 5 month to 47 years, and 1 month to 5 years, respectively. Generally, each leased facility is subject to an individual lease or sublease, certain of which may provide options to extend or terminate the lease agreement. Facilities primarily consist of corporate offices, manufacturing sites, and storage facilities. Equipment primarily consists of vehicles and office equipment. Certain lease agreements also include variable lease payments that are primarily comprised of common area maintenance and utility charges, along with fuel and maintenance charges for vehicles. Short-term leases and sublease income are not material for the period. As further explained in Note 1 – Basis of Presentation and Significant Accounting Policies, we adopted ASC 842 effective January 1, 2019. Accordingly, right of use assets and lease liabilities for these operating leases are included on the Condensed Consolidated Balance Sheet as of March 31, 2019 but not as of December 31, 2018.

The components of our lease expense were as follows (in thousands):

Three Months Ended March 31, 2019
Operating lease expense	$2,721
Variable lease expense	392
Total lease expense	$3,113

Other information related to lease term and discount rate is as follows:

March 31, 2019
Weighted average remaining lease term (years)	13.9
Weighted average discount rate	4.0%

Electronics For Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Continued)

Future minimum lease payments under noncancellable operating leases for each of the next five years ending December 31 and thereafter as of March 31, 2019 are as follows (in thousands):

March 31, 2019
2019	$7,535
2020	8,936
2021	5,889
2022	3,545
2023	1,995
Thereafter	24,560
Total lease payments	52,460
Less: imputed interest	(16,705)
Total lease liabilities	$35,755

Future minimum operating lease payments for the years ending December 31, 2019 and 2020 in the preceding table exclude sublease rental income of $0.2 and $0.1 million, respectively. There were no leases signed but not commenced as of March 31, 2019.

Future minimum lease payments under noncancellable operating leases for each of the next five years and thereafter as of December 31, 2018 were as follows (in thousands):

December 31, 2018
2019	$6,559
2020	6,216
2021	4,355
2022	2,582
2023	1,423
Thereafter	24,180
Total	$45,315
Future minimum operating lease payments for the years ending December 31, 2019 and 2020 in the preceding table exclude sublease rental income of $0.4 and $0.1 million, respectively.

Note 12.     Commitments and Contingencies

Contingent Consideration

We may be required to make payments to the former owners of acquired businesses based on the achievement of specified performance targets as further explained in Note 8 – Fair Value Measurements.

Lease Commitments and Contractual Obligations

As of March 31, 2019, we have leased certain of our current facilities and vehicles under noncancellable operating lease agreements. We are required to pay property taxes, insurance, and nominal maintenance costs for certain of these facilities and vehicles, and any increases over the base year of these expenses on the remainder of these leases. See additional discussion in Note 11 – Leases.

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

Electronics For Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Continued)

appropriate litigation and settlement strategies. We accrue estimated losses from contingencies if a loss is deemed probable and can be reasonably estimated.

As of March 31, 2019, we are subject to the matters described below:

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

Purported Class Action Lawsuit. On August 10, 2017, a putative class action was filed against the Company and its two named executive officers in the U.S. District Court for the District of New Jersey, captioned Pipitone v. Electronics For Imaging, Inc., No. 2:17-cv-05992 (D.N.J.). A First Amended Complaint was filed on February 20, 2018. The plaintiffs alleged, among other things, that statements by the Company and its officers about the Company’s financial reporting, revenue recognition, internal controls, and disclosure controls and procedures were false or misleading. On January 31, 2019, the district court dismissed the complaint without prejudice. On April 12, 2019, the plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Third Circuit.

At this time, we do not believe it is probable that we will incur a material loss in this matter. However, it is possible that our financial statements could be materially affected by an unfavorable resolution of this matter. Because this matter was dismissed in its preliminary pleading stages, however, and because we view the plaintiffs’ likelihood of success on appeal to be small, we are not in a position to estimate an amount or range of reasonably possible loss that may be incurred.

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

At this time, we do not believe it is probable that we will incur a material loss in this matter. However, it is possible that our financial statements could be materially affected by an unfavorable resolution of this matter, which was stayed pending the resolution of the Pipitone class action described above. As the Pipitone matter was dismissed but is now on appeal, it is unclear whether this matter will continue to be stayed or will be dismissed, and we therefore are not in a position to estimate an amount or range of reasonably possible loss that may be incurred.

Other Matters. As of March 31, 2019, we were subject to various other claims, lawsuits, investigations, and proceedings in addition to the matters discussed above. There is at least a reasonable possibility that additional losses may be incurred in excess of the amounts that we have accrued. However, we believe that these claims are not material to our financial statements or the range of reasonably possible losses is not reasonably estimable. Litigation is inherently unpredictable, and while we believe that we have valid defenses with respect to legal matters pending against us, our financial statements could be materially affected in any particular reporting period by the unfavorable resolution of one or more of these contingencies or because of the diversion of management’s attention and the incurrence of significant expenses.

Electronics For Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Continued)

Note 13.     Stock Repurchase Program

On September 11, 2017, the board of directors approved the repurchase of an additional $125.0 million for our share repurchase program commencing September 11, 2017 and expiring on December 31, 2018. The board of directors had previously authorized $150 million under the program in November 2015. We completed the total authorized amount as of December 31, 2018. As of March 31, 2019, there was no new authorized program for repurchases.

Our employees have the option to surrender shares of common stock to satisfy their tax withholding obligations that arise on the vesting of RSUs, the exercise price of certain stock options, and any tax withholding obligations incurred from exercise of stock options. Employees surrendered 91,027 and 7,571 shares at an aggregate value of $2.5 and $0.2 million during the three months ended March 31, 2019 and 2018, respectively.

Note 14.     Stock-based Compensation

Our stock-based compensation expense is summarized as follows:

Stock-based Compensation Expense	Three Months Ended March 31,
(in thousands)	2019	2018
Cost of revenue	$785	$768
Research and development	3,017	2,355
Sales and marketing	1,782	1,799
General and administrative	3,690	1,848
Total stock-based compensation expense	$9,274	$6,770

Stock-based compensation expense related to ESPP purchase rights and RSUs is summarized as follows:

Stock-Based Compensation Expense by Award Type	Three Months Ended March 31,
(in thousands)	2019	2018
RSUs	$7,728	$5,324
ESPP purchase rights	1,546	1,446
Total stock-based compensation expense	9,274	6,770
Income tax benefit	(1,243)	(858)
Stock-based compensation expense, net of tax	$8,031	$5,912

Valuation Assumptions for ESPP Purchase Rights and Stock Options

We use the Black-Scholes-Merton (“BSM”) option pricing model to value stock-based compensation for all equity awards, except time-based RSUs and market-based awards. Time-based RSUs are valued at the closing market price on the date of grant. Market-based awards are valued using the Monte Carlo valuation method.

The estimated weighted average fair value per share and underlying assumptions of ESPP purchase rights issued were as follows:

	Three Months Ended March 31,
ESPP Assumptions	2019			2018
Weighted average fair value per share	$7.54			$9.30
Expected volatility	43%	—	71%	59%	—	107%
Risk-free interest rate	2.46%	—	2.56%	1.60%	—	2.20%
Expected term (in years)	0.5	—	2.0	0.5	—	2.0

No stock options were granted during the three months ended March 31, 2019 and 2018. As of March 31, 2019, 75,000 shares underlying stock options are outstanding and exercisable. They are time-based options with an aggregate intrinsic value of $0.8 million, a weighted average exercise price of $16.57 per share, and remaining contractual term of 0.44 years. Aggregate intrinsic value for stock options represents the difference between the closing price per share of our common stock on the last trading day of the

Electronics For Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Continued)

period and the option exercise price, multiplied by the number of in-the-money stock options outstanding, vested and expected to vest, and exercisable as of March 31, 2019.

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

Non-vested RSU activity during the three months ended March 31, 2019 is summarized below (shares in thousands):

	Time-based		Performance-based		Market-based		Total
	Shares	Weighted average grant date fair value	Shares	Weighted average grant date fair value	Shares	Weighted average grant date fair value	Shares	Weighted average grant date fair value
Non-vested at January 1, 2019	1,385	$32.59	1,466	$34.18	70	$26.67	2,921	$33.25
Granted	125	27.22	549	27.22	—	—	674	27.22
Vested	(169)	28.44	(170)	28.65	—	—	(339)	28.55
Forfeited	(18)	33.51	(466)	35.47	—	—	(484)	35.40
Non-vested at March 31, 2019	1,323	32.60	1,379	31.66	70	26.67	2,772	31.98

If the transaction with an affiliate of Siris is completed (See Note 2 – Business Acquisitions), time-based non-vested RSUs that are scheduled to vest within twelve months of the closing date of the transaction will be accelerated and paid in cash at $37.00 per share upon the closing. Unvested performance-based RSUs measured on 2019 performance metrics will continue to vest and will be paid out in cash in 2020 if the 2019 performance metrics are met. Time-based awards vesting more than twelve months from the closing date of the transaction will be converted to cash and will continue to vest under the original vesting schedule. Unvested performance-based RSUs vesting after 2019 will be converted to time-based awards as if 100% targeted performance metrics were achieved, and will vest and be paid in cash consistent with the original performance periods.

Vested RSUs

The grant date fair value of RSUs vested during the three months ended March 31, 2019 was $9.7 million. The aggregate intrinsic value of RSUs vested and expected to vest as of March 31, 2019 was $39.7 million and the remaining weighted average vesting period was 0.92 years. Aggregate intrinsic value for RSUs vested and expected to vest represents the closing market price per share of our common stock on the last trading day of the period, multiplied by the number of RSUs vested and expected to vest as of March 31, 2019. RSUs expected to vest represent time-based RSUs unvested and outstanding as of March 31, 2019, and performance-based RSUs for which the requisite service period has not been rendered, but are expected to vest based on the estimated achievement of performance conditions. Performance-based RSUs are expensed based on estimated performance results and as service criteria are met.

Valuation Assumptions for Performance-based and Market-based RSUs

Stock options and market-based RSUs were not granted during the three months ended March 31, 2019. We use the BSM option pricing model to value performance-based RSUs. The weighted average grant date fair value per share of performance-based RSUs granted and the assumptions used to estimate grant date fair value are as follows:

Performance-Based RSUs Granted	Short-term	Long-term
Three Months Ended March 31, 2019
Grant date fair value per share	$27.22	$—
Service period (years)	1.0	N/A
Three Months Ended March 31, 2018
Grant date fair value per share	$28.59	$—
Service period (years)	1.0	N/A

Electronics For Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Continued)

Our performance-based RSUs generally vest when specified performance criteria are met; otherwise, they are forfeited.

The grant date fair value per share determined in accordance with the BSM valuation model is being amortized over the service period of the performance-based awards. The probability of achieving the performance criteria was determined based on review of the actual results achieved and forecasted financial performance for the remaining performance measurement period. Stock-based compensation expense is adjusted based on the updated fair value resulting from this probability assessment for each reporting period.

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

Note 15.     Restructuring and Other

	Three Months Ended March 31,
Restructuring and Other (in thousands)	2019	2018
Beginning reserve balance	$1,971	$2,452
Restructuring charges	1,014	2,916
Other charges	1,402	1,738
Non-cash restructuring and other	(302)	(173)
Payments	(2,475)	(3,102)
Ending reserve balance	$1,610	$3,831

During the three months ended March 31, 2019 and 2018, we continued to analyze and re-align our cost structure. These charges primarily relate to integrating recently acquired businesses, consolidating facilities, eliminating redundancies, and lowering our operating expenses. Restructuring and other consists primarily of restructuring, severance, short-term retention costs, facility downsizing and relocation, and acquisition integration expenses.

Restructuring and other costs were $2.4 and $4.7 million during the three months ended March 31, 2019 and 2018, respectively. Restructuring and other costs include severance charges of $1.3 million related to reductions in head count of 33 during the three months ended March 31, 2019; and $3.0 million related to reductions in head count of 55 during the three months ended March 31, 2018. Severance costs include severance payments, retention payments, related employee benefits, outplacement fees, recruiting, and employee relocation costs.

Facilities relocation and downsizing expenses were $0.2 and $0.5 million during the three months ended March 31, 2019 and 2018, respectively. These expenses were primarily related to the relocation of certain manufacturing and administrative locations due to reduced space requirements. Integration expenses of $1.0 and $1.1 million during the three months ended March 31, 2019 and 2018, respectively, were incurred for the integration of our business acquisitions.

Note 16.     Income Taxes

We recognized a tax provision of $0.2 million on pretax loss of $18.5 million during the three months ended March 31, 2019; and a tax benefit of $2.1 million on pretax loss of $5.7 million during the three months ended March 31, 2018. The provision for (benefit from) income taxes before discrete items reflected in the table below was a provision of $22 thousand during the three months ended March 31, 2019, and a benefit of $3.5 million during the three months ended March 31, 2018. The increase in the provision for income taxes before discrete items for the three months ended March 31, 2019, compared with the same period in the prior year, was primarily due to a decreased expected tax rate applied to pre-tax losses.

Primary differences between our provision for income taxes before discrete items and the income tax provision at the U.S. statutory rate include taxes on permanently reinvested foreign earnings, the tax effects of stock-based compensation expense which are non-deductible for tax purposes, and the U.S. Research and Development Credit.

Electronics For Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Continued)

	Three Months Ended March 31,
Reconciliation of Provision for Income Taxes Before Discrete Items (in thousands)	2019	2018
Provision for (benefit from) income taxes before discrete items	$22	$(3,456)
Interest related to unrecognized tax benefits	98	112
Provision for (benefit from) stock-based compensation, including ESPP dispositions	32	(24)
Benefit from reversals of uncertain tax positions	—	(150)
Provision for reassessment of taxes upon tax law change	—	161
Provision for deemed repatriation transition tax	—	1,222
Provision (benefit) for income taxes	$152	$(2,135)

The SEC issued SAB 118, which allowed us to record a provisional estimate of the income tax effects of the 2017 Tax Act in the period in which we could make a reasonable estimate of its effects. Subsequent to the initial $27.5 million tax charge in the year ended December 31, 2017 as a provisional estimate, we accrued $1.2 million for state taxes as an additional provisional estimate in the three months ended March 31, 2018.

As of March 31, 2019, and December 31, 2018, gross unrecognized benefits that would impact the effective tax rate if recognized were $33.4 and $31.7 million, respectively. Over the next twelve months, our existing tax positions will continue to generate increased liabilities for unrecognized tax benefits. It is reasonably possible that our gross unrecognized tax benefits will decrease up to $6.5 million in the next twelve months. These adjustments, if recognized, would positively impact our effective tax rate, and would be recognized as additional tax benefits in our Condensed Consolidated Statements of Operations. $17.6 million of gross unrecognized tax benefits were offset against deferred tax assets as of March 31, 2019, and the remaining $15.8 million has been recorded as noncurrent income taxes payable.

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

Forward-looking Statements
This Quarterly Report on Form 10-Q (“Report”), including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and the future results of the Company that are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the management of the Company. Words such as “address,” “anticipate,” “believe,” “consider,” “continue,” “develop,” “estimate,” “expect,” “further,” “goal,” “intend,” “may,” “plan,” “potential,” “project,” “seek,” “should,” “target,” “will,” variations of such words, and similar expressions are intended to identify such forward-looking statements. Such statements reflect the current views of the Company and its management with respect to future events and are subject to certain risks, uncertainties, and assumptions. Potential risks and uncertainties include, but are not necessarily limited to, the pending completion of the acquisition of the Company by an affiliate of Siris; intense competition in each of our businesses, including competition from products developed by EFI’s customers; the uncertainty of the outcome of the pending securities lawsuits against EFI; unforeseen expenses; fluctuations in currency exchange rates; the difficulty of aligning expense levels with revenue; management’s ability to forecast revenues, expenses and earnings; our ability to successfully integrate acquired businesses; changes in the mix of products sold; the uncertainty of market acceptance of new product introductions; the challenge of managing asset levels, including inventory and variations in inventory levels; the uncertainty of continued success in technological advances; the challenges of obtaining timely, efficient and quality product manufacturing and supply of components; any world-wide financial and economic difficulties and downturns; adverse tax-related matters such as tax audits, changes in our effective tax rate or new tax legislative proposals; the unpredictability of development schedules and commercialization of products by the leading printer manufacturers and declines or delays in demand for our related products; the impact of changing consumer preferences on demand for our textile products; litigation involving intellectual property rights or other related matters; the market prices of EFI's common stock prior to, during and after the share repurchases; and any other risk factors that may be included from time to time in the Company’s SEC reports.
Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company’s actual results, performance, or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Report under the section entitled “Risk Factors” in Item 1A of Part II of this report and Item 1A of Part I of our 2018 Form 10-K and elsewhere and in other reports the Company files with the SEC. The following discussion should be read in conjunction with our 2018 Form 10-K and with the condensed consolidated financial statements and notes thereto included elsewhere in this Report. The Company assumes no obligation to revise or update these forward-looking statements to reflect actual results, events, or changes in factors or assumptions affecting such forward-looking statements

Business Overview

We are a world leader in customer-centric digital printing innovation focused on the transformation of the printing, packaging, ceramic tile decoration, and textile industries from the use of traditional analog based printing to digital on-demand printing.

Our products include display graphics, corrugated packaging and display, textile, and ceramic tile decoration industrial digital inkjet printers that utilize our digital ink, industrial digital inkjet printer parts, and professional services; print production workflow, web-to-print, cross-media marketing, fashion design, and business process automation solutions; and color printing DFEs creating an on-demand digital printing ecosystem. Our ink includes digital UV curable, LED curable, ceramic, water-based, and thermoforming and specialty ink, as well as a variety of textile inks including dye sublimation, pigmented, reactive dye, acid dye, pure disperse dye, water-based dispersed printing ink, and coatings. Our business process automation solutions are integrated from creation to print and are vertically integrated with our industrial digital inkjet printers and products produced by the leading production digital color page printer manufacturers that are driven by our Fiery DFEs.

Proposed Acquisition

On April 14, 2019, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with East Private Holdings II, LLC, (“Parent”) and East Merger Sub, Inc., a wholly owned subsidiary of Parent (“Merger Sub”), providing for the merger of Merger Sub with and into the Company (the “Merger”), with the Company continuing as the surviving company of the Merger and a wholly owned subsidiary of Parent. Parent and Merger Sub are affiliates of the Siris Funds (as defined below). The all-cash transaction is valued at approximately $1.7 billion.

Subject to the terms and conditions set forth in the Merger Agreement, each share of the Company’s common stock outstanding immediately prior to the Merger will automatically be cancelled, extinguished and converted into the right to receive $37.00 per share in cash, without interest, and less any applicable withholding taxes (the “Merger Consideration”), (other than shares held by (a) the

Company as treasury stock, (b) owned by the Parent or Merger Sub, (c) owned by any direct or wholly owned subsidiary of the Company, or (d) stockholders of the Company who properly exercised their appraisal rights under the General Corporation Law of the State of Delaware.

Completion of the Merger is subject to the satisfaction of several conditions, including: (i) adoption of the Merger Agreement by the requisite vote of the Company’s stockholders; (ii) completion of the Go-Shop Period; and (iii) certain other customary conditions. Please see Note 2 – Business Acquisitions for further discussion of this proposed transaction and the potential impacts on the Company.

Acquisition of BDR Boya Kimya San.Tic. A.S.

On May 3, 2019, we acquired BDR Boya Kimya San.Tic. A.S. ("BDR"), a digital textile ink development and manufacturing company based in Turkey. BDR will expand the Company's digital textile ink offerings as well as providing a low-cost manufacturing facility for ink.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make judgments, assumptions, and estimates that affect the amounts reported. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably possible could materially impact the financial statements. Management believes there have been no significant changes during the three months ended March 31, 2019 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2018 Form 10-K.

Results of Operations

Overview

	Three Months Ended March 31,
	2019	2018	Change
			Amount	Percent
Revenue	$223,715	$239,866	$(16,151)	(7)%
Cost of revenue	113,896	120,759	(6,863)	(6)
Gross profit	109,819	119,107	(9,288)	(8)
Operating expenses:
Research and development	39,737	38,279	1,458	4
Sales and marketing	45,871	46,680	(809)	(2)
General and administrative	24,982	19,421	5,561	29
Amortization of identified intangibles	9,978	12,138	(2,160)	(18)
Restructuring and other	2,416	4,654	(2,238)	(48)
Total operating expenses	122,984	121,172	1,812	1
Loss from operations	(13,165)	(2,065)	(11,100)	*
Interest expense	(6,918)	(4,954)	(1,964)	40
Interest and other income, net	1,572	1,289	283	22
Loss before income taxes	(18,511)	(5,730)	(12,781)	*
Provision (benefit) for income taxes	152	(2,135)	2,287	*
Net loss	$(18,663)	$(3,595)	$(15,068)	*
___________
* Percentage not meaningful.

Key financial results during the three months ended March 31, 2019 and 2018 were as follows:

•
Our consolidated revenue decreased by $16.2 million, or 7% during the three months ended March 31, 2019, compared to the same period in the prior year. The decrease was primarily driven by an $11.8 million decrease in Industrial Inkjet revenue and a $4.3 million decrease in Productivity Software revenue.

•
Gross profit decreased by $9.3 million or 8% during the three months ended March 31, 2019 compared to the same period in the prior year. The reduction in gross profit was primarily due to lower revenue. Gross profit percentage declined to 49.1% from 49.7% during the three months ended March 31, 2019 compared to the same period in the prior year. The reduction in gross profit percentage was primarily due to changes in product mix. In addition, Industrial Inkjet gross margins in the 2019 period were lower than the comparable 2018 period primarily due to higher raw materials costs for ink components.

•
Operating expenses increased by $1.8 million or 1% during the three months ended March 31, 2019 compared to the same period in the prior year. The increase in operating expenses was primarily due to a $5.6 million increase in general and administrative expenses driven by changes in the estimated fair value of contingent consideration on previous acquisitions, and a $1.5 million increase in research and development expenses due to costs incurred in the development of new products. These increases were partially offset by decreased restructuring and other expense of $2.2 million and a decrease in amortization of identified intangibles of $2.2 million.

•	Interest expense increased by $2.0 million or 40% during the three months ended March 31, 2019 compared to the same period in 2018 due to interest on the convertible debt we issued in November 2018.

•
Provision for income taxes increased by $2.3 million during the three months ended March 31, 2019 compared to the same period last year, primarily due to the impact of the decreased expected tax rate in 2019 applied to pre-tax losses.

The following table presents items on our Condensed Consolidated Statements of Operations as percentages of total revenue:

	Three Months Ended March 31,
	2019	2018
Revenue	100.0%	100.0%
Gross profit	49.1	49.7
Operating expenses:
Research and development	17.8	16.0
Sales and marketing	20.5	19.4
General and administrative	11.2	8.1
Amortization of identified intangibles	4.5	5.1
Restructuring and other	1.1	1.9
Total operating expenses	55.1	50.5
Loss from operations	(6.0)	(0.8)
Interest expense	(3.1)	(2.1)
Interest and other income, net	0.7	0.5
Loss before income taxes	(8.4)	(2.4)
Provision (benefit) for income taxes	0.1	(0.9)
Net loss	(8.3)%	(1.5)%

Revenue

We classify our revenue and gross profit in accordance with our three operating segments; Industrial Inkjet, Productivity Software, and Fiery, as described in Note 4 – Segment Information of our Notes to Condensed Consolidated Financial Statements.

 Revenue by Operating Segment

Our revenue by operating segment was as follows (in thousands):

	Three Months Ended March 31,				Change
	2019	% of total	2018	% of total	Amount	Percent
Industrial Inkjet	$130,423	58%	$142,209	59%	$(11,786)	(8)%
Productivity Software	39,512	18	43,775	18	(4,263)	(10)
Fiery	53,780	24	53,882	23	(102)	—
Total revenue	$223,715	100%	$239,866	100%	$(16,151)	(7)%

Industrial Inkjet. Industrial Inkjet revenue decreased by $11.8 million, or 8% during the three months ended March 31, 2019 compared with the same period in 2018, primarily due to a reduction in sales volume of printers.

Productivity Software. Productivity Software revenue decreased by $4.3 million, or 10% during the three months ended March 31, 2019 compared with the same period in 2018. Productivity software revenue decreased primarily due to lower license subscription and maintenance revenues. Revenue from services was flat in the comparative periods.

Fiery. Fiery revenue was essentially flat during the three months ended March 31, 2019 compared with the same period in 2018.

Revenue by Geographic Area

We report revenue by geographic region based on ship-to destination, summarized as follows (in thousands):

	Three Months Ended March 31,				Change
	2019	% of total	2018	% of total	Amount	Percent
Americas	$104,569	47%	$117,385	49%	$(12,816)	(11)%
EMEA	91,159	41	88,175	37	2,984	3
APAC	27,987	12	34,306	14	(6,319)	(18)
Total revenue	$223,715	100%	$239,866	100%	$(16,151)	(7)%

Americas. Revenue decreased by $12.8 million, or 11%, during the three months ended March 31, 2019 compared with the same period in 2018, driven by lower sales volume in all segments.

EMEA. Revenue increased by $3.0 million, or 3%, during the three months ended March 31, 2019 compared with the same period in 2018, driven primarily by increased Industrial Inkjet sales of corrugated and ceramic products, partially offset by lower Productivity Software sales.

APAC. Revenue decreased by $6.3 million, or 18% during the three months ended March 31, 2019 compared with the same period in 2018, driven primarily by lower Industrial Inkjet sales, partially offset by increased Fiery revenues.

Revenue Concentration

We have a direct relationship with several leading printer manufacturers and work closely to design, develop, and integrate Fiery technology into their print engines. A significant portion of our revenue is, and has been, generated by sales of our Fiery DFE products to a relatively small number of leading printer manufacturers. During the three months ended March 31, 2019 and 2018, no customer individually accounted for 10% or more of our consolidated revenue. We expect that if we continue to increase our revenue in the Industrial Inkjet and Productivity Software operating segments in the future, the percentage of our revenue from the leading printer manufacturer customers will continue to decrease over time.

Gross Profit

Gross profit by operating segment, excluding stock-based compensation expense, was as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Industrial Inkjet
Revenue	$130,423	$142,209
Gross profit	44,312	49,707
Gross profit percentage	34.0%	35.0%
Productivity Software
Revenue	$39,512	$43,775
Gross profit	28,333	31,413
Gross profit percentage	71.7%	71.8%
Fiery
Revenue	$53,780	$53,882
Gross profit	37,959	38,755
Gross profit percentage	70.6%	71.9%

A reconciliation of our segment gross profit to our Condensed Consolidated Statements of Operations is as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Segment gross profit	$110,604	$119,875
Stock-based compensation expense	(785)	(768)
Gross profit	$109,819	$119,107
Consolidated gross profit percentage	49.1%	49.7%

Our consolidated gross profit percentage decreased to 49.1% during the three months ended March 31, 2019, from 49.7% during the same period in 2018. The decreased gross profit percentage was primarily due to the lower gross profit percentages in our Industrial Inkjet and Fiery segments.

Industrial Inkjet Gross Profit. The Industrial Inkjet gross profit percentage decreased to 34.0% during the three months ended March 31, 2019, from 35.0% during the same period in 2018. The decrease in segment gross profit percentage was driven primarily by lower margins on Ink sales due to increases in raw material costs.

Productivity Software Gross Profit. The Productivity Software gross profit percentage during the three months ended March 31, 2019 was comparable to the same period in 2018.

Fiery Gross Profit. The Fiery gross profit percentage decreased to 70.6% during the three months ended March 31, 2019, from 71.9% during the same period in 2018. The decrease in segment gross profit percentage was primarily due to changes in product mix.

Operating Expenses

Operating expenses were as follows (in thousands):

	Three Months Ended March 31,
			Change
	2019	2018	Amount	Percent
Research and development	$39,737	$38,279	$1,458	4%
Sales and marketing	45,871	46,680	(809)	(2)
General and administrative	24,982	19,421	5,561	29
Amortization of identified intangibles	9,978	12,138	(2,160)	(18)
Restructuring and other	2,416	4,654	(2,238)	(48)
Total operating expenses	$122,984	$121,172	$1,812	1%

Operating expenses increased by $1.8 million, or 1% during the three months ended March 31, 2019 compared to the same period in 2018. The increase in operating expenses was primarily due to increased general and administrative expense of $5.6 million and increased research and development expenses of $1.5 million, partially offset by reduced restructuring and other expense of $2.2 million, a decrease in amortization of identified intangibles of $2.2 million, and lower sales and marketing expense of $0.8 million.

Movement in foreign currency exchange rates decreased operating expenses by $3.5 million in the three months ended March 31, 2019, compared to the exchange rates in effect in the same periods in 2018. We expect our operating expenses will continue to fluctuate as a result of movements in U.S. dollar exchange rates versus the Euro, British pound sterling, Brazilian real, Israeli shekel, Chinese renminbi, Indian rupee and other currencies, because we incur significant operating expenses denominated in these currencies.

Research and Development ("R&D"). R&D expenses include personnel, consulting, travel, research and development facilities, prototype materials, testing and development equipment, and non-recurring engineering expenses. R&D expense during the three months ended March 31, 2019 was $39.7 million, or 17.8% of revenue, compared to $38.3 million, or 16.0% of revenue, during the same period in 2018. The increase of $1.5 million, or 4%, was primarily driven by an increase in stock-based compensation expense of $0.7 million in the current year period and the non-recurrence of a $1.0 million European government research and development grant received in the prior year.

Sales and Marketing. Sales and marketing expenses include personnel, trade shows, marketing programs and promotional materials, sales commissions, travel and entertainment, depreciation, and worldwide sales office expenses. Sales and marketing expense during the three months ended March 31, 2019 was $45.9 million, or 20.5% of revenue, compared to $46.7 million, or 19.4% of revenue, during the same period in 2018. The decrease of $0.8 million, or 2% was primarily driven by a decrease of $0.7 million in trade show costs and an $0.8 million reduction in commissions due to lower sales volumes, partially offset by increased travel expenses of $0.4 million.

General and Administrative ("G&A"). G&A expenses consist primarily of finance, human resources, legal, bad debts, and litigation expenses, as well as changes in the estimated fair value of earnout liabilities. G&A expenses during the three months ended March 31, 2019 were $25.0 million, or 11.2% of revenue, compared to $19.4 million, or 8.1% of revenue, during the same period in 2018. The increase of $5.6 million, or 29% was primarily due to a change in adjustment to fair value of contingent consideration of $3.4 million and an increase in stock-based compensation of $1.8 million. We recognized a $2.0 million increase in estimated fair value of contingent consideration related to the 2017 acquisition of Generation Digital during the three months ended March 31, 2019 compared to a $1.5 million reduction in the estimated fair value of contingent consideration primarily related to the 2015 acquisition of Shuttleworth recognized during the three months ended March 31, 2018.

Stock-based Compensation. We amortize stock-based compensation cost on a graded vesting basis over the vesting period, after assessing the probability of achieving requisite performance criteria with respect to performance-based and market-based awards. Stock-based compensation cost is recognized over the requisite service period for each separately vesting tranche of the award as though the award were, in substance, multiple awards. This results in the recognition of greater stock-based compensation expense during the initial years of the vesting period.

Stock-based compensation expense was $9.3 and $6.8 million during the three months ended March 31, 2019 and 2018, respectively, an increase of $2.5 million in the current year period. Stock-based compensation expense increased primarily due to the timing of the annual equity grants and increased vesting probabilities of certain performance-based awards compared to the same period in 2018.

Amortization of Identified Intangibles. Amortization of identified intangibles during the three months ended March 31, 2019 was $10.0 million compared to $12.1 million during the same period in 2018, a decrease of $2.2 million, or 18%, due to certain intangible assets from prior year acquisitions becoming fully amortized.

Restructuring and Other. Restructuring and other costs were $2.4 million and $4.7 million during the three months ended March 31, 2019 and 2018, respectively. Restructuring and other costs included severance charges of $1.3 and $3.0 million related to reductions in head count of 33 and 55 during the three months ended March 31, 2019 and 2018, respectively. Costs of integration of acquired businesses were $1.0 and $1.1 million during the three months ended March 31, 2019 and 2018. Facilities relocation and downsizing expenses were $0.2 and $0.5 million during the three months ended March 31, 2019 and 2018.

Interest Expense. Interest expense during the three months ended March 31, 2019 and 2018 was $6.9 and $5.0 million, respectively. The increase in 2019 is due to interest recognized on the 2023 Notes issued in November 2018.

Interest and Other Income, Net. Interest and other income, net, includes interest income on our cash equivalents and short-term investments, gains and losses from sales of our cash equivalents and short-term investments, imputed interest income on revenue contracts with a significant financing component, and net foreign currency exchange gains and losses. Interest and other income, net was income of $1.6 million during the three months ended March 31, 2019, compared to income of $1.3 million during the same period in 2017. The increase was due to an increase of $1.0 million in interest income due to higher invested balances and higher interest rates applicable to our cash balances and an increase of $0.3 million in other income (expense), partially offset by a $1.1 million increase in foreign currency losses.

Income (Loss) Before Income Taxes. The geographic mix of income (loss) before income taxes was as follows (in thousands):

	Three Months Ended March 31,
Income (Loss) Before Income Taxes	2019	2018
U.S.	$(19,087)	$(12,297)
Foreign	576	6,567
Total	$(18,511)	$(5,730)

During the three months ended March 31, 2019, pretax loss of $18.5 million consisted of U.S. pretax loss of $19.1 million and foreign pretax income of $0.6 million, respectively. Pretax loss attributable to U.S. operations included stock-based compensation expense of $9.3 million, interest expense of $6.9 million, amortization of identified intangible assets of $2.4 million, a change in the estimated fair value of contingent consideration of $2.0 million, and restructuring and other of $1.2 million. Pretax income attributable to foreign operations included amortization of identified intangible assets of $7.6 million and restructuring and other of $1.2 million. The exclusion of these items from pretax loss would have resulted in U.S. and foreign pretax income of $2.7 and $9.4 million, respectively, during the three months ended March 31, 2019.

During the three months ended March 31, 2018, pretax loss of $5.7 million consisted of U.S. pretax loss of $12.3 million and foreign pretax income of $6.6 million, respectively. Pretax loss attributable to U.S. operations included amortization of identified intangible assets of $3.1 million, stock-based compensation expenses of $6.8 million, restructuring and other of $3.3 million, change in contingent consideration of $1.1 million, acquisition-related costs of $0.7 million, and interest expense of $5.0 million. Pretax loss attributable to foreign operations included amortization of identified intangible assets of $9.0 million, restructuring and other of $1.4 million, change in contingent consideration of $0.4 million, and earnout interest accretion of $0.2 million. The exclusion of these items from pretax loss would have resulted in U.S. and foreign pretax income of $12.5 and $9.7 million, respectively, during the three months ended March 31, 2018.

Provision (Benefit) For Income Taxes

	Three Months Ended March 31,
	2019	2018
Loss before income taxes	$(18,511)	$(5,730)
Provision (benefit) for income taxes	152	(2,135)
Effective income tax rate	(0.8)%	37.3%

Our tax provision has increased during the three months ended March 31, 2019 compared to the same periods in 2018, primarily due to the impact of the decreased expected tax rate in 2019 applied to pre-tax losses.

Liquidity and Capital Resources

Overview

Cash, cash equivalents, restricted cash equivalents, and short-term investments decreased by $23.2 million to $428.1 million as of March 31, 2019, from $451.2 million as of December 31, 2018. The decrease was primarily due to an increase in working capital including increased inventories and other current assets, as well as reduced accounts payable. During the three months ended March 31, 2019 we liquidated our portfolio of short-term investments.

(in thousands)	March 31, 2019	December 31, 2018	Change
Cash and cash equivalents	$388,246	$309,052	$79,194
Restricted cash equivalents	39,809	39,809	—
Short-term investments	—	102,349	(102,349)
Total cash, cash equivalents, restricted cash equivalents, and short-term investments	$428,055	$451,210	$(23,155)

Cash flow activities are summarized as follows:

	Three Months Ended March 31,
(in thousands)	2019	2018	Change
Net cash provided by (used in) operating activities	$(18,876)	$6,293	$(25,169)
Net cash provided by investing activities	99,295	2,852	96,443
Net cash used in financing activities	(1,405)	(13,543)	12,138
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash equivalents	180	332	(152)
Increase (decrease) in cash, cash equivalents, and restricted cash equivalents	$79,194	$(4,066)	$83,260

Cash, cash equivalents, restricted cash equivalents, and short-term investments held outside of the U.S. in various foreign subsidiaries were $124.6 and $155.6 million as of March 31, 2019, and December 31, 2018, respectively. Management anticipates using these foreign funds for local operations and to finance international acquisitions.

Based on past performance and current expectations, we believe that our cash, cash equivalents, short-term investments, and cash generated from operating activities will satisfy our working capital, capital expenditure, investment, commitments (see Note 12 – Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements), and other liquidity requirements associated with our existing operations through at least the next twelve months. We believe that the most strategic uses of our cash resources include business acquisitions, strategic investments to gain access to new technologies, and working capital.

Operating Activities

Net cash used in operating activities was $18.9 million in the three months ended March 31, 2019, consisting primarily of net loss of $18.7 million, net change in operating assets and liabilities of $24.5 million, and deferred taxes of $11.7 million. These cash outflows were partially offset by non-cash expenses including $17.2 million of depreciation and amortization, $9.3 million of stock-based compensation, $4.8 million of non-cash accretion of interest expense on convertible notes, $2.4 million provision for inventory obsolescence, and the change in fair value of contingent consideration of $2.0 million. The net change in operating assets and liabilities of $24.5 million consisted primarily of increases in inventories and other current assets, and decreases in accounts payable and accrued liabilities, partially offset by changes in income taxes receivable and payable.

Net cash provided by operating activities was $6.3 million in the three months ended March 31, 2018, consisting primarily of net loss of $3.6 million and net change in operating assets and liabilities of $29.0 million, offset by non-cash expenses including depreciation and amortization of $17.1 million, deferred taxes of $10.6 million, stock-based compensation expense $6.8 million, and non-cash accretion of interest expense on convertible notes of $3.8 million. The net change in operating assets and liabilities of $29.0 million consisted primarily of increases in accounts receivable, other current assets, and income taxes payable and receivable, partially offset by reductions in inventories and accounts payable and accrued liabilities.

Accounts Receivable. Our primary source of operating cash flow is the collection of accounts receivable from our customers. One measure of the effectiveness of our collection efforts is average days sales outstanding for accounts receivable (“DSO”). DSOs were 97 and 87 days as of March 31, 2019 and December 31, 2018, respectively. We calculate DSO by dividing net accounts receivable at the end of the quarter by revenue recognized during the quarter, multiplied by the total days in the quarter.

DSOs increased significantly during the three months ended March 31, 2019, compared with December 31, 2018, primarily due to extended payment terms granted on a greater proportion of our sales transactions and lower revenue in the current quarter versus the prior quarter. We expect DSOs to vary from period to period because of changes in the mix of business between direct customers and leading printer manufacturers, the effectiveness of our collection efforts both domestically and overseas, market conditions and credit terms offered by our competitors, and variations in the linearity of our sales. As the percentage of Industrial Inkjet and Productivity Software related revenue increases, we expect DSOs may trend higher.

Inventories. Our inventories are procured primarily in support of the Industrial Inkjet and Fiery operating segments. The majority of our Industrial Inkjet products are manufactured internally, while Fiery production is primarily outsourced. The result is lower inventory turnover for Industrial Inkjet inventories compared with Fiery inventories.

Our inventories increased by $7.5 million to $141.9 million as of March 31, 2019 from $134.3 million as of December 31, 2018, primarily due to an increase in Industrial Inkjet inventories. Inventory turnover was 3.2 turns for the quarter ended March 31, 2019 compared with 3.9 turns during the quarter ended December 31, 2018 and 3.9 turns in the quarter ended March 31, 2018. We calculate inventory turnover by dividing annualized current quarter cost of revenue by ending inventories.

Investing Activities

Acquisitions. We did not make any business acquisitions in the three months ended March 31, 2019 and 2018.

Investments. Proceeds from sales and maturities of marketable securities, net of purchases, were $102.0 and $7.3 million during the three months ended March 31, 2019 and 2018, respectively. In the first quarter of 2019, we liquidated our portfolio of short-term investments and deposited the proceeds in interest bearing bank accounts. We previously classified our investment portfolio as “available for sale.” Our investments are made with a policy of capital preservation and liquidity as primary objectives.

Property and Equipment, Net. Our property and equipment additions have historically been funded with cash flows from operating activities. Net cash payments for purchases of property and equipment were $2.7 and $4.2 million during the three months ended March 31, 2019 and 2018, respectively. During the three months ended March 31, 2019, we also transferred $4.9 million of equipment from inventories to property and equipment, net, which we then leased to customers under operating leases. See also Note 6 – Supplemental Financial Statement Information of the Notes to Condensed Consolidated Financial Statements for additional information about purchases of property and equipment.

Financing Activities

Proceeds from Issuance of Common Stock. Historically, our recurring cash flows provided by financing activities have included receipt of cash from the issuance of common stock through the exercise of stock options and employee purchases of ESPP shares. We received proceeds from the issuance of common stock of $4.8 and $5.0 million during the three months ended March 31, 2019 and 2018, respectively. While we may continue to receive proceeds from these plans in future periods, the timing and amount of such proceeds are difficult to predict and are contingent on certain factors including the price of our common stock, the timing and number of stock options exercised, net settlement options, employee participation in our ESPP, and general market conditions.

Purchases of Treasury Stock and Net Share Settlements. During the three months ended March 31, 2019 and 2018 purchases of treasury stock and net share settlements were $2.5 and $17.6 million, respectively. Such amounts included $2.5 and $0.2 million used for net settlement of shares for the tax withholding obligations that arose on the vesting of RSUs during the three months ended March 31, 2019 and 2018, respectively.

On September 11, 2017, the board of directors approved a repurchase authorization of $153.8 million of our common stock. This authorization expired December 31, 2018. Under this publicly announced plan, we repurchased 606,892 shares for an aggregate purchase price of $17.4 million during the three months ended March 31, 2018. We did not purchase any treasury stock during the three months ended March 31, 2019. As of December 31, 2018 there was no remaining authorized amount for repurchases under this program.

Repayment of Acquisition-Related Debt. We paid $1.4 and $0.3 million of acquisition-related debt during the three months ended March 31, 2019 and 2018, respectively.

Contingent consideration payments. Earnout payments during the three months ended March 31, 2019 were $2.3 million, consisting of payments related to previously accrued contingent consideration liabilities for our acquisition of Escada. Earnout payments during the three months ended March 31, 2018 were $0.7 million, primarily related to previously accrued contingent consideration liabilities for our acquisition of Shuttleworth.

Convertible Senior Notes. In September 2014, we issued $345.0 million principal amount of 0.75% Convertible Senior Notes. See additional discussion in Note 10 – Debt. The 2019 Notes mature on September 1, 2019. Our intent is to settle the principal amount of the Notes in cash. The cash payment of the principal amount representing the original proceeds received will be presented as a financing cash outflow while the original discount portion will be presented as an operating cash outflow on our Statement of Cash Flows. If the proposed transaction with an affiliate of Siris is completed (See Note 2 – Business Acquisitions ) prior to the maturity date of the 2019 Notes, we will be required to repay the principal amount of the 2019 Notes, as well as a make-whole amount, in cash at the closing date of the transaction with an affiliate of Siris. Under the terms of the 2019 Notes, we estimate the total cash payment would be approximately $345.0 million plus $4.6 million for the repurchase of the warrants we sold in conjunction with the issuance of this debt.

In November 2018, we issued $150.0 million aggregate principal amount of 2.25% convertible senior notes. See additional discussion in Note 10 – Debt. The 2023 Notes will mature on November 15, 2023. If the proposed transaction with an affiliate of Siris is completed (See Note 2 – Business Acquisitions ), we will be required to repay the principal amount of the 2023 Notes, plus the cash value of any share price in excess of the initial conversion price, plus a make-whole payment in cash for the early redemption, on the closing date of the transaction with an affiliate of Siris. Under the terms of the 2023 Notes, we estimate the total cash payment would be approximately $179.1 million.

Revolving Credit Facility. On January 2, 2019, we entered into a 5-year $150.0 million revolving credit agreement with an option for an additional $50.0 million, subject to certain requirements. Interest is variable with a premium applied to an index rate. This credit facility is secured by substantially all of our domestic assets and the pledge of 65% of the stock of our foreign subsidiaries. See Note 10 – Debt for additional information about the Company's revolving credit facility. There have been no borrowings under this facility through March 31, 2019.

Lease Liabilities. Effective January 1, 2019, we adopted ASC 842 and recorded ROU assets and lease liabilities on our balance sheet for operating leases. These assets and liabilities are not included on our Consolidated Balance Sheet as of December 31, 2018, and are summarized as follows (in thousands):

Operating Leases	March 31, 2019	January 1, 2019
Right of use assets	$34,582	$36,863
Lease liabilities	35,755	37,956

Contractual Obligations

Please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Contractual Obligations” presented in our 2018 Form 10-K. There were no material changes to these obligations during the three months ended March 31, 2019.

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

Approximately 43% of our receivables were with European customers as of March 31, 2019. Of this amount, 29% of our European receivables (12% of consolidated receivables) were in the higher risk southern European countries (mostly Italy, Spain, and Portugal), which management believes are adequately reserved.

Interest Rate Risk

As of March 31, 2019, we did not invest in any financial instruments that are sensitive to changes in interest rates. Our debt bears fixed interest rates and is therefore also not sensitive to changes in interest rates. As of March 31, 2019, we have no outstanding borrowings under our revolving credit facility but the facility is subject to variable rates and any future borrowings we make under this facility would be sensitive to changes in interest rates.

Market Risk on Convertible Notes

As of March 31, 2019, we have a total of $495.0 million principal amount of Notes outstanding. We carry these instruments at face value less unamortized discount on our Condensed Consolidated Balance Sheets. Since these instruments bear interest at fixed rates, we have no financial statement risk associated with changes in interest rates. Although the fair value of these instruments fluctuates when interest rates change, the market value of our Notes is also influenced by the conversion premium. Please refer to Note 8 – Fair Value Measurements and Note 10 – Debt of the Notes to Condensed Consolidated Financial Statements for further information.

Foreign Currency Exchange Risk

A large portion of our business is conducted in countries outside of the U.S and in foreign currencies. We are primarily exposed to changes in exchange rates for the Euro, British pound sterling, Indian rupee, Chinese renminbi, and Israeli shekel. Although the majority of our receivables are invoiced and collected in U.S. dollars, we have exposure from non-U.S. dollar-denominated sales (primarily consisting of the Euro, British pound sterling, and Chinese renminbi) and operating expenses (primarily the Euro, British pound sterling, Chinese renminbi, Israeli shekel, and Indian rupee) in foreign countries. Accordingly, we can benefit from a stronger U.S. dollar resulting in the corresponding reduction in our foreign operating expenses translated to U.S. dollars and at the same time we can be adversely affected by a stronger U.S. dollar resulting in the corresponding reduction in foreign revenue translated to U.S. dollars.

We hedge balance sheet remeasurement exposures using forward contracts not designated for hedge accounting treatment with notional amounts of $186.6 million as of March 31, 2019. Please refer to Note 9 – Derivatives and Hedging of our Notes to Condensed Consolidated Financial Statements for further information.

The impact of hypothetical changes in foreign exchanges rates on revenue and loss from operations are presented below. The modeling technique measures the change in revenue and income from operations resulting from changes in selected foreign exchange rates with respect to the Euro, British pound sterling, and Chinese renminbi of plus or minus one percent during the three months ended March 31, 2019 as follows (in thousands):

	Impact of a foreign exchange rate decrease of one percent	No change in foreign exchange rates	Impact of a foreign exchange rate increase of one percent
Revenue	$224,496	$223,715	$222,934
Loss from operations	(13,136)	(13,165)	(13,194)

Item 4:	Controls and Procedures

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019, the end of the period covered by this interim report, and concluded that our disclosure controls and procedures were effective as of that date.

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

Evaluation of Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated changes in our internal control over financial reporting that occurred during the three months ended March 31, 2019. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer did not identify any change in our internal control over financial reporting during the three months ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

For a description of our significant pending legal proceedings, please see Note 12 – Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements.

Item 1A:	Risk Factors

You should carefully consider the risk factors discussed in Part I, Item 1A, and Part II, Items 7 and 7A, of the 2018 Form 10-K, which could materially affect our business, financial condition, or future results. The risks described in the 2018 Form 10-K and below are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

There are risks and uncertainties associated with the Merger.

The Merger, whether or not consummated, may result in a loss of our key personnel and may disrupt our sales and marketing or other key business activities, including our relationships with customers, suppliers and other third parties, which may have an adverse impact on our financial performance. Our business relationships may be subject to disruption due to uncertainty associated with the merger, which could have an adverse effect on our results of operations, cash flows and financial condition and, following the completion of the merger, those of the combined company. Additionally, we have incurred and will continue to incur substantial financial advisory, legal, and other professional fees and expenses in connection with the merger, which we must pay regardless of whether the merger is completed. These payments will negatively impact our results of operations, cash flows and financial condition.

Parties with which we do business may be uncertain as to the effects on them from the Merger and the related transactions, including their current or future business relationships with us or the combined company. These relationships may be subject to disruption, as customers, suppliers and other persons with whom we have business relationships may delay or defer certain business decisions or might decide to terminate, change or renegotiate their relationships with us, or consider entering into business relationships with parties other than us or the combined company. Additionally, our current and prospective employees may experience uncertainty about their roles with us or the combined company following the merger, which may materially adversely affect our ability to attract and retain key personnel during the pendency of the Merger. These disruptions could have an adverse effect on our results of operations, cash flows and financial position or those of the combined company following the completion of the Merger. The risk, and adverse effect, of any disruption could be exacerbated by a delay in completion of the Merger or termination of the Merger Agreement.

The Merger is subject to a number of conditions, some of which are outside of the parties’ control, and, if these conditions are not satisfied, the Merger Agreement may be terminated and the Merger may not be completed. These conditions include, among other customary conditions, including the adoption of the Merger Agreement by our shareholders, receipt of certain regulatory approvals, the absence of any legal prohibitions to the consummation of the Merger, the accuracy of the representations and warranties of the parties and compliance by the parties with their respective obligations under the Merger Agreement. These conditions are described in more detail in the Merger Agreement, which is included as Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on April 15, 2019. The required satisfaction of these conditions could delay the completion of the Merger for a significant period of time or prevent it from occurring. Any delay in completing the Merger could cause us or the combined company not to realize some or all of the benefits that the parties expect us or the combined company to achieve in connection with the Merger. Further, there is no assurance that all of the conditions set forth in the Merger Agreement will be satisfied or waived to the extent permitted by applicable law or that the Merger will occur when or as expected. If the Merger is not completed, the share price of our common stock could decline, for reasons including the loss of the premium over the pre-announcement market price of our common stock that was to be paid upon consummation of the Merger.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

There were no stock repurchases during the three months ended March 31, 2019. The authorization under our previously announced stock purchase program expired on December 31, 2018.

Item 6:        Exhibits

No.	Description

2.1*	Agreement and Plan of Merger, dated as of April 14, 2019, by and among East Private Holdings II, LLC, East Merger Sub, Inc., and Electronics For Imaging, Inc.(1)

3.1	Amended and Restated Certificate of Incorporation (2)

3.2	Amended and Restated Bylaws of Electronics For Imaging, Inc. (as amended April 14, 2019)

10.1
Credit Agreement Dated as of January 2, 2019 among Electronics For Imaging, Inc. and Citibank, N.A., as Administrative Agent, Citibank, N.A., as Sole Lead Arranger and Sole Bookrunner, and Bank Of The West, as Syndication Agent(3)

10.2**	2019 Bonus Program

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1
Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
______________

(1)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on April 15, 2019 (File No. 000-18805) and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed on February 22, 2017 (File No. 000-18805) and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed on February 27, 2019 (File No. 000-18805) and incorporated herein by reference.

*	All schedules to the Merger Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby agrees to furnish a copy of any omitted schedule to the SEC upon request.

**	Management contracts or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRONICS FOR IMAGING, INC.

Date: May 7, 2019	/s/ William Muir
William Muir
Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2019	/s/ Marc Olin
Marc Olin
Chief Financial Officer (Principal Financial and Accounting Officer)